Form 10-K
period 2013-12-31
Prime Meridian Holding Co
filed 2014-03-28
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1897 Capital Circle NE, Second Floor, Tallahassee, Florida	32308
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (850) 907-2301

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	None
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer:	☐	Accelerated filer:	☐

Nonaccelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of March 17, 2014, there were 1,593,003 issued and outstanding shares of the Registrant’s Common Stock. The Registrant was not a reporting company as of the end of its last completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $12.50 per share selling price of the common stock on December 11, 2013 (the first day the shares of common stock were publicly traded) was $14.8 million.

Prime Meridian Holding Company

2013 Form 10-K Annual Report

PART I

Item 1.	Business

General Description of Business

Prime Meridian Holding Company (“PMHC” and the “Company”) was incorporated as a Florida corporation on May 25, 2010 and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by the Company on September 16, 2010. PMHC has no significant operations other than owning the stock of the Bank. Since opening in 2008, the Bank has conducted a general banking business and has grown to thirty-eight full time equivalent (“FTE”) employees as of December 31, 2013.

History

Prime Meridian Bank, a Florida commercial bank, was chartered on February 4, 2008, with a commitment to provide a high level of client service while maintaining sound and prudent banking practices. In 2010, our holding company, PMHC, was formed and the Bank’s shareholders exchanged their shares of Common Stock for shares of Common Stock of PMHC, with the Bank becoming a wholly-owned subsidiary of PMHC. This occurred through a statutory share exchange on September 16, 2010.

In an effort to provide a superior level of service, we are building a culture and brand that cultivates a client relationship and creates an inviting atmosphere as opposed to simply processing a customer transaction. We want a culture that supports relationship banking. This culture has served us well, with many of our clients referring others to us. In our view, there is no greater compliment than to have our existing clients share their positive banking experiences with their family and friends.

Our team developed and adopted the following five core principles to support our actions and guide our decisions:

•	Passion – A level of intense excellence and commitment that goes over and above merely meeting the commercial considerations and legal requirements - Never give up. Never settle for mediocrity. Never let fear hamper us from taking chances. Above all, Never let a cynic stand in our way.

•	Grace - Providing a high level of service, with courtesy and compassion. Having an awareness of how our actions, body language, and words affect others. Learning to master a mindful, calm response to any situation.

•	Integrity – Doing the right thing, simply because it is the right thing to do, based on a firm adherence to the Bank’s three way test: (1) Is it right by the client? (2) Is it right by the Bank? (3) Is it legally, morally, and ethically correct?

•	Tenacity – A culture of looking at new ideas, tackling challenges, and overcoming obstacles in order to meet our clients’ needs.

•	Accountability – Accepting full and ultimate responsibility for the situation or action at hand.

These core principles and the Bank’s three way test also serve as the foundation for our motto, “Let’s think of a few good reasons why it CAN be done!” which is an overarching concept for our Company and team. We stress the question “Why?” because, while we clearly recognize that “how” is imperative, without understanding “why” something should be done, “how it can be done” does not necessarily matter. Our mission statement is also supported by our core principles: “Building bankers to serve our clients and community in order to optimize shareholder value.” As a result of our efforts and culture, we have experienced an outstanding level of organic growth.

Location and Service Area

Prime Meridian Bank is headquartered in Tallahassee, Florida and offers a broad range of banking services to the Tallahassee Metropolitan Statistical Area (“MSA”) and the surrounding North Florida, South Georgia, and South Alabama areas. Currently, the Bank has two offices, both of which are located in Tallahassee, Florida, its primary market area. The Company is located at 1897 Capital Circle NE, Second Floor, Tallahassee, Florida 32308 in the Bank’s second and newest location, which opened on February 21, 2012. The Bank also continues to serve clients from its original office, located at 1471 Timberlane Road, Suite 124, Tallahassee, Florida 32312.

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. The United States Census Bureau estimated that the population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, was 367,315 at the end of 2010. Tallahassee is the State Capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. Florida’s Capital Region is furthermore home to two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. While the region is thought to be attractive for many types of economic development, the Economic Development Council of Tallahassee/Leon County has identified six targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment, (2) aviation, aerospace, defense and national security, (3) health sciences, medical education, training and research, and sports medicine, (4) information technology, (5) research and engineering, and (6) transportation and logistics.

Like all Florida communities, we have seen the impact of the recent economic recession, specifically the dramatic decrease in housing and real estate values. According to the Bureau of Labor Statistics, as of November 2013, the national unemployment rate was 7.0%, while Florida’s unemployment rate was 6.4% and Tallahassee’s rate was 5.4%. Although trends have begun to improve, sustained elevated unemployment rates could result in nonperforming loans and reduced asset quality.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking and online banking, we offer basic services which include demand interest-bearing and noninterest-bearing accounts, savings accounts, money-market deposit accounts, NOW accounts, time deposits, safe deposit services, wire transfers, escrow accounts, debit cards, direct deposits, notary services, night depository, cashier’s checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and a full range of commercial and consumer loans. In addition, the Bank makes secured and unsecured commercial and real estate loans, and issues standby letters of credit. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2013, the Bank did not have trust powers.

Our organizational structure focuses on a strong risk management culture. We stay abreast of our market by having our Board and management team highly involved in our communities. We believe our team’s banking experience and high-quality client service distinguishes us from other banks. We believe this foundation will enable us to expand our products and services to new and existing clients, resulting in steady, long-term growth. Our culture focuses on servicing our clients and proactively exceeding their expectations, which in turn supports client retention and loyalty, enhanced profitability, and increased referrals.

Our loan target market includes owner-occupied and non-owner occupied commercial real estate, small businesses, developers, consumers, and professionals. Small business clients are typically a commercial entity with sales of $25 million or less; these clients have the opportunity to generate significant revenue for banks.

Our revenues are primarily derived from interest income and fees on loans, interest and dividends from investment securities, and service charge income generated from demand accounts, ATM fees, and other services. The principal sources of funds for the Bank’s lending activities are its deposits, loan repayments, and proceeds from investment securities. The principal expenses of the Bank are the interest paid on deposits, salaries, and general operating expenses.

We are committed to being a successful community bank and being a good business partner within our community. We believe our active community involvement and business development strategies, in conjunction with our client relationship culture, establish a successful foundation for developing new relationships and enhancing existing ones.

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, loans for equipment financing, working capital lines of credit, and Small Business Administration (“SBA”) loans. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our relationships with commercial clients. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio constituted 58.8% of the Company’s total assets at December 31, 2013.

Our lenders have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is presented to Loan Committee for approval. The voting members of the Bank’s Loan Committee consist of at least five directors, with at least two of those five being outside Board members. Alternates or designates may be appointed by the Board of Directors when needed. Loan Committee generally meets weekly to consider any loan requests which are in excess of the lending limits of individual lending officers and require approval before the disbursement of proceeds and to review all other loans for compliance with our loan policy. Liquidity and stability in the bank’s portfolio are given the highest priority, and therefore, it is the responsibility of the Loan Committee to review the portfolio mix of loans as well as the average maturities on at least a quarterly basis following Call Reports. Actions of the Loan Committee are reported to the Board of Directors at their regular meetings.

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages), construction loans, commercial loans, and consumer loans. The largest category of loans, comprising 36.4% of the loan portfolio, was commercial real estate. Residential real estate and home equity loans accounted for another 31.4% of the loan portfolio, with smaller loan categories making up the balance.

Commercial Real Estate Loans. Secured by mortgages on commercial property, these loans are typically more complex and present a higher risk profile than our consumer real estate loans. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower whereas non owner-occupied commercial real estate loans are generally dependent on rental income. The typical maturity for these loans is three to five years; however, payments may be amortized over a longer period. Interest rates on our commercial real estate loans are generally fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, we normally require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of our enterprise risk management process, we understand that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flow and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities, multifamily properties, hotels, mixed-use residential and commercial properties.

Residential Real Estate Loans. We offer first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Borrowers may be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As part of our product mix, we offer both portfolio and secondary market mortgages. Portfolio loans generally consist of 1-year, 3-year, or 5-year adjustable rate mortgage, while 15-year or 30-year fixed rate loans are generally sold to the secondary market. All of our portfolio residential loans are underwritten based upon the guidelines of the secondary market, predominantly Freddie Mac and Fannie Mae.

Construction Loans. Typically, these loans have a term of one to two years and the interest is paid monthly. This portion of our loan portfolio includes loans to small-to-medium sized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and loans to residential developers. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed the Bank’s policies. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction, and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to move to permanent financing of the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends after the initial funding of the loan.

Commercial Loans. We offer a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and SBA loans. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our lenders primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral. Valuation of business collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate. Working capital loans generally do not exceed two years and typically, are secured by accounts receivable, inventory, and the personal guarantees of the principals of the business. Significant factors affecting a commercial borrower’s credit-worthiness include the quality of management and the ability to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other risk factors could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our residential real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt.

Consumer Loans. Our consumer loan portfolio is the smallest portion of our loan portfolio, representing 1.7% of our total loan portfolio at December 31, 2013. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. In some cases, consumer loans are unsecured credits that subject us to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed and variable interest rates and are based on the appropriate amortization for the asset and purpose.

Investments

The Bank invests a portion of its assets in U.S. Government agency obligations, government-sponsored enterprises (“GSE”), mortgage-backed securities, municipal securities, and asset-backed securities. Our investments are managed in relation to loan demand and deposit growth. Available funds are placed in low risk investments and provide liquidity to fund increases in loan demand or to offset fluctuations in deposits.

With respect to our investment portfolio, the total portfolio may be invested in U.S. Treasuries, general obligations of government agencies, and bank-qualified municipal securities because such securities generally represent a minimal investment risk. Occasionally, we may purchase certificates of deposit from national and state banks. We also invest in mortgage-backed securities which generally have a shorter life than the stated maturity.

We monitor changes in financial markets. In addition to portfolio investments, our daily cash position is monitored to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. Government agencies and federal funds. The remainder of the investment account may be placed in investment securities of a different type and longer maturity. Whenever possible, our strategy is to stagger the maturities of our securities to produce a steady cash-flow in the event the Bank needs cash, or economic conditions change to a more favorable rate environment.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are gathered principally from within our primary market area through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. We consider the majority of its regular savings, demand, NOW, and money-market deposit accounts to be core deposits. The majority of our deposits are generated within the Leon County, Florida area. Our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and we operate under the supervision and regulations of the FDIC and the Florida Office of Financial Regulation (“OFR”).

Maturity terms, service fees, and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew, or roll over deposits at such rates. The regulations define “well capitalized,” “adequately capitalized” and “undercapitalized” as those terms are defined by the agencies implementing the prompt corrective action provisions of applicable law (see “Government Supervision and Regulation-Capital”). As of December 31, 2013, the Bank met the definition of a “well capitalized” depository institution.

We have not participated in the Certificate of Deposit Account Registry Service (“CDARS”), nor do we have any brokered deposits. We do offer certificates of deposit, including time deposits of $100,000 or more, public fund deposits and other large deposit accounts. These tend to be short-term in nature and more sensitive to changes in interest rates than other types of deposits; therefore, they may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect our liquidity. In a rising interest rate market, short-term deposits may prove to be a costly source of funds because their short-term nature requires renewal at increasingly higher interest rates, which may adversely affect the Bank’s earnings. However, the opposite is true in a falling interest rate market where such short-term deposits are more favorable to the Bank.

Company Website and U.S. Securities Exchange Commission Filings

This is our first annual report on Form 10-K and future reports, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.primemeridianbank.com as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our charters of the Audit Committee and the Compensation Committee, along with our Code Ethics and Insider Trading Policy are available on our website at www.primemeridianbank.com. Printed copies of this information may also be obtained, without charge, by written request to the Corporate Secretary at P.O. Box 13629, Tallahassee, FL 32317.

Employees

At December 31, 2013, PMHC had thirty-eight full time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the Annual Deposit Report produced by the FDIC, total deposits in the Tallahassee area grew from approximately $4.5 billion to $4.8 billion from June 30, 2008 to June 30, 2013. During this time period, five institutions serving the Tallahassee MSA were consolidated into out-of-state institutions altering the financial landscape of our market areas. Today, there are 32 financial institutions serving Tallahassee; 17 of these are banks and 15 are credit unions. Four of the banks are headquartered in Leon County, including Prime Meridian Bank. As of June 30, 2013, Prime Meridian Bank had a 3.2% share of the deposits in the Tallahassee MSA.

Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies. As a result, some of our competitors may have lower cost structures. By emphasizing our exceptional client service, knowledge of local trends and conditions, and local decision-making process, we believe the Bank has developed an effective competitive advantage in its market, thus maintaining a strong level of growth. We also are actively engaged in Small Business Administration guaranteed financing to support local borrowers who might not otherwise qualify for conventional financing, while mitigating our credit risk and earning fee income by selling the guaranteed portion of some of these loans.

Some of our competitors are much larger financial institutions with greater financial resources. It is not our goal to compete on all products and services, but to support the product mix that best suits our strategic plan. This strategy has yielded solid growth for our Bank.

Other important competitive factors that have contributed to our success in our market area include convenient office hours, electronic banking products, community reputation, quality of our banking team, capacity and willingness to extend credit, and our ability to offer cash management and other commercial banking services. Many of our competitors’ approaches and processes may appear to be more efficient, however, these efficiencies may not allow for the same level of personal service we provide to our clients. Although offering competitive rates is important, we believe that our greatest competitive advantages are our experienced management team, client relationship culture, and personal service.

Government Supervision and Regulation

General

As a one-bank holding company, we are subject to an extensive collection of state and federal banking laws and regulations, which impose specific requirements and restrictions on virtually all aspects of our operations. We are affected by government monetary policy and by regulatory measures affecting the banking industry in general. These regulations are primarily intended to protect depositors, borrowers, the public, the FDIC, and the integrity of the U.S. banking system and capital markets. Future legislative enactments, changes in governmental policy, or changes in the way such laws or regulations are interpreted by regulatory agencies or courts could have a material impact on our business, operations, and earnings. Federal economic and monetary policy may also affect our ability to attract deposits, make loans, and achieve our planned operating results.

The following is a brief summary of some of the statutes, rules, and regulations that affect PMHC’s and the Bank’s operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provision referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Any change in applicable laws or regulations may have a material adverse effect on our business.

Prime Meridian Holding Company

As a bank holding company, PMHC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As such, the Company is required to file semi-annual and annual reports and other information with the Federal Reserve regarding its business operations and those of its subsidiary. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank without prior approval of the Federal Reserve. The Company is further prohibited from merging or consolidating with another bank holding company without prior approval.

Prior to any person or company, excluding a bank holding company, acquiring control of a bank holding company, subject to certain exemptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require either the Federal Reserve’s stated approval or a notice be furnished to the Federal Reserve and not disapproved. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control may be presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the USA PATRIOT Act, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

Except as authorized by the BHCA and Federal Reserve regulations or orders, a bank holding company is generally prohibited from acquiring direct or indirect control of 5% or more of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. The primary exception allows a bank holding company to own shares in any company whose activities have been determined by the Federal Reserve to be so closely related to banking or to managing or controlling banks that ownership of shares of that company is appropriate. Activities the Federal Reserve has determined by regulation to be permissible for bank holding companies include the following:

•	making or servicing loans and certain types of leases

•	engaging in certain insurance activities

•	performing certain data processing services

•	acting in certain circumstances as a fiduciary or investment or financial advisor

•	providing management consulting services

•	owning savings associations

•	making investments in corporations or projects designed primarily to promote community welfare

In accordance with Federal Reserve Policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve’s policy, we may be required to provide financial support to the Bank at a time when, absent such Federal Reserve Policy, it might not be deemed advisable to provide such assistance. Under the BHCA, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) codified the Federal Reserve’s policy on serving as a source of financial strength. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. A bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

The Federal Reserve’s authority was expanded through the Financial Institutions Reform Recovery and Enforcement Act of 1989 (“FIRREA”) to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues. FIRREA also expanded the scope of the individuals and entities against which such penalties may be assessed.

Prime Meridian Bank

As a state-chartered commercial bank, the Bank is subject to the supervision and regulation of the OFR and the FDIC. Our deposits are insured by the FDIC for a maximum of $250,000 per account ownership category. For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, we are subject to the statutory assessment.

The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of a bank, the claims of depositors of the bank, including the claims of the FDIC as subrogee of insured depositors and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against a bank. If a bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors and shareholders.

Areas regulated and monitored by the bank regulatory authorities include:

•	security devices and procedures

•	adequacy of capitalization and loss reserves

•	loans

•	investments

•	borrowings

•	deposits

•	mergers

•	issuances of securities

•	payment of dividends

•	establishment of branches

•	corporate reorganizations

•	transactions with affiliates

•	maintenance of books and records

•	adequacy of staff training to carry out safe lending and deposit gathering practices

Dodd-Frank Wall Street Reform and Consumer Protection Act

Enacted in 2010, the Dodd-Frank Act has increased the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters, and changes among the banking regulatory agencies. Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, require regulations to be promulgated by various federal agencies before implementation, some of which have already been proposed and enacted by the applicable federal agencies. Certain provisions will not apply to banking organizations with less than $10 billion of assets; however, the provisions of the Dodd-Frank Act may have unintended effects on smaller banks, which will not be clear until execution.

The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to some of our business practices, or otherwise adversely affect our business. These impacts may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. It may further necessitate higher levels of regulatory capital and/or liquidity and lead to a change in our business strategy. We cannot predict the effects of this legislation and the corresponding regulations on us, our competitors, or on the financial markets and economy, although it may significantly increase costs and impede efficiency of internal business processes.

Restrictions on Transactions with Affiliates and Loans to Insiders

Under Sections 23A and 23B of the Federal Reserve Act, the Bank is subject to restrictions that limit the transfer of funds or other items of value to the parent holding company, and any other non-bank affiliates in so-called “covered transactions.” The term “covered transaction” includes loans, leases, other extensions of credit, investments and asset purchases, issuance of a guarantee, as well as other transactions involving the transfer of value from the Bank to an affiliate or for the benefit of an affiliate. An affiliate of a bank is any company or entity which controls, is controlled by, or is under common control with the bank. Unless an exemption applies, covered transactions by the Bank with a single affiliate are limited to 10% of the Bank’s capital stock and surplus (tangible capital) and all such transactions are required to be on terms substantially the same, or at least as favorable to the Bank or subsidiary, as those provided to a nonaffiliate. With respect to all covered transactions with affiliates in the aggregate, they are limited to 20% of the Bank’s capital and surplus.

The Dodd-Frank Act expanded the scope of Section 23A, and going forward, will include investment funds managed by an affiliate institution as well as other hurdles. In addition, the Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions, although, the Bank has not engaged in any derivative transactions since its inception. The Dodd-Frank Act furthermore prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms. If the transaction exceeds 10% of the institution’s capital, it must be approved in advance by a majority of the disinterested directors.

A bank’s authority to extend credit to executive officers, directors and shareholders with greater than 10% ownership, as well as entities controlled by such persons, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals. The amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and certain approval procedures must be followed in making loans which exceed specified amounts.

Basel III and Sarbanes-Oxley Act

Additionally, in July 2013, the FDIC approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards that will be phased in beginning in January 2015. Compliance with these rules will likely impose additional costs on the Company and the Bank.

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting requirements for companies with debt or equity securities registered under the Securities Exchange Act of 1934. Compliance with this complex legislation and subsequent Securities and Exchange Commission rules is a major focus of all public corporations and will be so for the Company going forward. One of the more applicable provisions of this act is corporate responsibility for financial reports. Sarbanes-Oxley requires a public company’s principal executive officer and principal financial officer to sign quarterly and annual reports stating that they have reviewed the reports and that they are true.

Capital

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company’s assets reach $500 million, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage or has a significant amount of outstanding debt held by the general public. Instead, a bank holding company with less than $500 million in assets generally applies the risk-based capital and leverage capital guidelines on a bank-only basis and must only meet a debt-to-equity ratio at the holding company level. The FDIC risk-based capital guidelines apply directly to insured state-chartered banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements are substantially similar and establish minimum capital ratios in relation to assets, on an aggregate basis adjusted both for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Under the guidelines, balance sheet and off-balance sheet assets are assigned one of four risk weights (0%, 20%, 50%, and 100%) primarily based on the relative credit risk of the counterparty.

Capital is then classified into two categories, Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders’ equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1 capital, and a limited amount of allowance for loan losses, up to a designated percentage of risk-weighted assets. Under the risk-based guidelines, financial institutions must maintain a specified minimum ratio of “qualifying” capital to risk-weighted assets. At least 50% of an institution’s qualifying capital must be “core” or “Tier 1” capital, and the balance may be “supplementary” or “Tier 2” capital. In addition, the guidelines require banks to maintain a minimum leverage ratio standard of capital adequacy.

The leverage standard requires top-rated institutions to maintain a minimum Tier 1 leverage capital to assets ratio of 3%. All other institutions are required to maintain a Tier 1 leverage capital ratio of 4% or greater, based upon their particular circumstances and risk profiles. To be considered well capitalized, the leverage ratio for a bank holding company must be at least 5%. The guidelines further state that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.

Federal banking regulators have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the revised capital standards now explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its off-balance sheet interest rate contracts.

Federal bank regulatory agencies possess broad powers to take prompt corrective action when an insured depository institution and its holding company’s capital levels are deemed too low. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically under-capitalized.” Generally, when an institution is deemed to be less than “well capitalized,” the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of the Bank in a relatively short period of time. Failure to meet these capital requirements could subject the Bank to prompt corrective action provisions of the FDIC, which may include filing a plan with the appropriate bank regulatory authorities describing the means and a schedule for achieving the minimum capital requirements. In addition, the Bank would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.

Effective January 1, 2015, community banks will become subject to new capital requirements, which will phase in an increase in the minimum capital ratios a bank must maintain for various capital categories and change the risk weighting of certain assets. In December 2010 and January 2011, the International Basel Committee on Banking Supervision (“Basel Committee”) published the final texts of reforms on capital, leverage and liquidity, which is referred to as “Basel III.” In early July 2013, the FDIC approved revisions to the capital adequacy guidelines and prompt corrective action rules that implement Basel III and address relevant provisions of the Dodd-Frank Act, including revising the definition of what constitutes “capital” for purposes of calculating those ratios.

The proposed new minimum capital level requirements applicable to the Company and the Bank will be: (i) a (new) common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, that must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2013, the Bank was considered to be “well capitalized” with a 8.41% Tier 1 leverage ratio; 12.41% Tier 1 leverage risk-based capital ratio and 13.66% total risk-based capital ratio, well above the current capital minimum ratios to be considered “well capitalized.”

Other Safety and Soundness Regulations

The federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and benefits. The federal regulatory agencies may take action against a financial institution that does not meet such standards.

Payment of Dividends

PMHC is a legal entity separate and distinct from the Bank. The Company’s principal source of funds to pay dividends on its common stock is dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Company without regulatory approval. The Federal Reserve Board is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Company, its shareholders, and creditors, to participate in any distribution of the assets or earnings of the Bank is also subject to the prior claims of creditors of the Bank. Additionally, the Florida Business Corporation Act provides that the Bank may only pay dividends if the dividend payment would not render the company insolvent, or unable to meet its obligations as they come due.

As a Florida state-chartered bank, the Bank is also subject to regulatory restrictions on the payment of dividends, including a prohibition of dividend payments from the Bank’s capital under certain circumstances without the prior approval of the OFR and the FDIC. Except with the prior approval of the OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a Florida state-chartered bank is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital.

The Federal Reserve expects bank holding companies to serve as a source of strength to their subsidiary bank(s), which may require them to retain capital for investment in their subsidiary bank(s), rather than pay dividends to shareholders. As stated previously, the Bank may not pay dividends to PMHC, if, after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, based upon the Bank’s capital position and asset quality.

Community Reinvestment

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the “CRA”). The CRA requires the appropriate federal banking agency to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank received a “satisfactory” rating in its most recent CRA evaluation. In addition, pursuant to the Gramm-Leach-Bliley Act, federal banking regulators have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB has begun exercising supervisory review of banks under its jurisdiction. The CFPB is expected to focus its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, and the Fair Debt Collection Practices Act; however, the content of the final rules and impact to our businesses are uncertain at this time.

Additional rulemakings to come under the Dodd-Frank Act will dictate compliance changes for financial institutions. Any such changes in regulations or regulatory policies applicable to the Bank make it difficult to predict the ultimate effect on our financial condition or results of operations.

Bank Secrecy Act / Anti-Money Laundering Laws

Since September 11, 2001, banking regulators have intensified their focus on Anti-Money Laundering and Bank Secrecy Act compliance requirements, particularly the Anti-Money Laundering provisions of the USA PATRIOT Act. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of its customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Interstate Banking and Branching

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Florida law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, with the elimination of interstate branching under the Dodd-Frank Act, a bank with its headquarters outside the State of Florida may establish branches anywhere within Florida.

Economic and Monetary Policies

The Bank’s earnings are affected by the policies of various banking regulatory authorities of the United States, especially the Federal Reserve and FDIC. The Federal Reserve, among other things, regulates the supply of money, credit and interest rates as a means of influencing general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

As is generally true with all banking institutions, the Bank’s operations are materially and significantly influenced by these general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the FDIC. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for real estate financing and other types of loans, which in turn, is affected by interest rates and other factors affecting local demand and availability of funds.

Enterprise Risk Management

As evidenced by many of the challenges that the financial industry has faced, we understand and place significant emphasis on risk management. We have invested resources in comprehensive software which monitors every component of the Bank. We believe that taking a global view of the Bank’s processes, down to the details of each procedure, will keep us properly focused. We recognize that enterprise risk management is an ongoing process.

Our solid asset quality statistics support our emphasis on risk management. With respect to lending, our risk management philosophy focuses on structuring credits to provide for multiple sources of repayment; this philosophy, coupled with strong underwriting policies and processes administered by experienced lenders, assists us with managing and mitigating our lending risks. As loans are reviewed, any borrowers who display deteriorating financial conditions are moved to an increased level of monitoring and a plan for implementing corrective actions is developed to minimize losses. We also have an annual independent, third-party loan review performed. In addition, our risk management software has the capability to stress test our portfolio utilizing mild and severe environments.

Our program also focuses on other specific areas of risk management including asset liability management, regulatory compliance, vendor management, policy review tracking, audit functions, and internal controls. Our asset liability management process is extensive; we use independent models by reputable third parties to run our interest rate risk model. We may utilize hedging techniques whenever our models indicate short term (net interest income) or long term (economic value of equity) risk to interest rate movements.

Our enterprise risk management program assists with monitoring operational controls and compliance control functions. We have also engaged an experienced independent public accounting firm to assist us with testing controls for operations and compliance. In addition, another experienced independent firm has been engaged to review and assess our controls with respect to technology and to perform penetration testing to assist us in managing the risks associated with information security.

Correspondent Banking

Correspondent banking provides the opportunity for the Bank to have access to services that we have determined are not economical or practical for it to perform for itself. We purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies. We also use correspondent banks for overline and liquidity loan participations and sales of loan participations.

Interest and Usury

The Bank is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter the Bank from continuing to originate loans.

Item 1A	Risk Factors

Not required.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

Our main office is a free standing facility located at 1897 Capital Circle NE, Tallahassee, Florida, which we own and first occupied in February 2012. The main floor houses the headquarters of the Bank and has two drive-up windows and an automated teller machine (“ATM”). The second floor houses the Executive Offices and headquarters of the Company. In addition, we continue to lease our original office, at 1471 Timberlane Road, Suite 124, Tallahassee, Florida, which has drive-up access and is equipped with an ATM.

Item 3	Legal Proceedings

From time to time, we are a party to various matters incidental to the conduct of a banking business. Presently, we believe that we are not a party to any legal proceedings in which resolution would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels.

Item 4	Mine Safety Disclosure

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder’s Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the NASDAQ Stock Market. Shares of Common Stock have periodically been sold in a limited number or privately negotiated transactions between stockholders. As of December 31, 2013, there were 318 record holders of Common Stock.

Dividends

As of December 31, 2013, the Board of Directors had not declared any dividends. Florida law and federal regulations limit the Bank’s ability to declare and pay dividends to the Company (see Item 1 Business – “Government Supervision and Regulation – Payment of Dividends”).

Share Repurchase

We did not repurchase any shares of our common stock in 2013.

Stock Plans

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:	Selected Financial Data

The following table is a presentation of summary financials for PMHC as of December 31, 2013, 2012, and 2011 and for the years ended December 31, 2013, 2012, and 2011. The following Summary Financial Data should be read in conjunction with the other financial disclosures and discussions contained elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in future period.

	At or For the Years Ending December 31,
	2013	2012	2011
Balance Sheet Data:
Total assets	$206,473	169,658	139,403
Total loans, net	121,370	93,400	76,678
Total deposits	183,365	146,729	115,573
Total shareholders’ equity	16,361	16,039	15,096

Income Statement Data:
Net interest income	$6,266	4,932	4,008
Provision for loan and lease losses	513	473	143
Noninterest income	859	1,250	149
Noninterest expense	4,861	4,102	3,025
Income taxes	602	589	373
Net earnings	1,149	1,018	616

Per Common Share Outstanding Data:
Basic net earnings per common share	$0.77	0.68	0.41
Diluted net earnings per common share	$0.76	0.68	0.41
Book value per common share	$10.92	10.72	10.09
Common shares outstanding	1,498,937	1,496,106	1,496,106
Average common shares outstanding:
Per basic	1,497,737	1,496,106	1,496,106
Per diluted	1,518,618	1,496,106	1,496,106

Performance Ratios:
Return on average assets	0.62%	0.69%	0.52%
Return on average equity	7.08%	6.50%	4.31%
Net interest margin	3.55%	3.53%	3.51%

Asset Quality Ratios:
Allowance to loans	1.41%	1.31%	1.16%
Allowance for loan losses to nonperforming loans	—	1,230.69%	—
Nonperforming loans to total loans	—	0.11%	—
Nonperforming assets to total assets	—	0.06%	—
Net charge-offs (recoveries) to average loans	0.02%	0.16%	(0.03%)
Trouble debt restructurings to loans	0.20%	0.14%	—

Capital Ratios:
Total risk-based capital ratio (Bank)	13.66%	15.97%	17.05%
Tier 1 risk-based capital ratio (Bank)	12.41%	14.78%	16.04%
Tier 1 leverage capital ratio (Bank)	8.41%	9.67%	10.61%
Total equity to total assets (Bank)	7.89%	9.42%	10.77%

Other Data:
Number of full-time employees	38	34	29
Number of full-service branch offices	2	2	1

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information in this report may include “forward-looking statements” as defined by federal securities law. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward-looking statements. These forward-looking statements involve risk and uncertainty and a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. We do not have a policy of updating or revising forward-looking statements except as otherwise required by law, and silence by management over time should not be construed to mean that actual events are occurring as estimated in such forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and the operations of our subsidiary, Prime Meridian Bank, include, but are not limited to, changes in the following:

•	Local, regional, and national economic and business conditions

•	Banking laws, compliance, and the regulatory environment of the Company

•	Unanticipated changes in the U.S. and global securities markets, public debt markets, and other capital markets

•	Monetary and fiscal policies of the U.S. Government

•	Litigation, tax, and other regulatory matters

•	Demand for banking services, both loan and deposit products in our market area

•	Quality and composition of our loan or investment portfolios

•	Risks inherent in making loans such as repayment risk and fluctuating collateral values

•	Competition

•	Attraction and retention of key personnel, including the Company’s management team and directors

•	Technology, product delivery channels, and end user demands and acceptance of new products

•	Consumer spending, borrowing and savings habits

•	Any failure or breach of our operational systems, information systems or infrastructure, or those of our third party vendors and other service providers, including cyber-attacks

•	Application and interpretation of accounting principles and guidelines

•	Natural disasters, public unrest, adverse weather, public health and other conditions impacting the Company or its clients’ operations

•	Other economic, competitive, governmental, regulatory, or technological factors affecting us

General

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

As a one bank holding company, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is deposits. Our largest expenses are interest on those deposits and salaries plus related employee benefits. We measure our performance through our net interest margin, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; therefore, our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Bank must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is the valuation of our subsidiary bank’s loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including: the calculation of the allowance for loan and lease losses; valuation of underlying collateral; the timing of loan charge-offs; and the amount and amortization of loan fees and deferred origination costs.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates and actual results may differ from these estimates.

We have identified the following accounting policies and estimates as critical. In order to understand our financial condition and results of operations, it is important to comprehend how these assumptions apply to our financial statements.

Allowance for Loan Losses. Our allowance for loan losses (“ALLL”) is established through a provision for loan losses charged to earnings as specific loan losses are identified by management and as inherent loan losses are determined to exist. Loan losses are charged against the ALLL when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL.

Our ALLL is evaluated for adequacy by management on a monthly basis and is based upon management’s periodic review of the collectability of the loan portfolio in light of historical experience in the industry, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and industry standards. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Specific loan losses are identified and evaluated in accordance with ASC 310-10 – “Receivables.” A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment status include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered as impaired. We look at the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

When a loan is considered impaired, the amount of the impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to any of the following measurements: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan is higher than the calculated impairment basis, the difference is maintained as a specific loan loss allocation, or it is charged off if the amount is determined to be uncollectible. As the Bank grows, management may elect to collectively evaluate large groups of smaller balance homogeneous loans for impairment, instead of on a loan-by-loan basis.

Inherent loan losses are evaluated in accordance with ASC 450-20 – “Contingencies.” Management currently uses three years of historical loan loss data; however, because of limited loss experience we also take into account the following qualitative factors: (i) changes in lending policies and procedures, risk selection and underwriting standards; (ii) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (iii) changes in the experience, ability, and depth of lending management and other relevant staff; (iv) changes in the volume and severity of past due loans, nonaccrual loans or loans classified “Special Mention,” “Substandard,” “Doubtful” or “Loss;” (v) quality of loan review and Board of Directors oversight; (vi) changes in the nature and volume of the loan portfolio and terms of loans; (vii) the existence and effect of any concentrations of credit and changes in the level of such concentrations; and (viii) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. As evidence of inherent loan loss increases, the appropriate qualitative risk factors may be increased to support any additional risk in the portfolio.

Recent Interest-Rate Trends

Like many other financial institutions, our results of operations are dependent on net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities, and interest paid on interest-bearing liabilities, namely deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, economic conditions, unemployment, money supply, domestic and international events, and changes in the United States and other financial markets. Our net interest income may be reduced if (i) more interest-earning assets than interest-earning liabilities reprice or mature during a time when interest rates are declining, or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. We measure the potential adverse impacts of changing interest rates by shocking average interest rates up or down 100 to 400 basis points and calculating the potential impacts on our net interest income, liquidity, and economic value of equity. We utilize the results of these simulations to determine whether to increase or decrease our fixed rate loan portfolio, to adjust our investment in assets such as bonds, or to take other action in order to maintain or improve our net interest margin given the trending or expected interest rate changes.

As of December 31, 2013, 45.5% of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose little interest rate risk in a rising interest rate environment. Also as of December 31, 2013, 66% of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of a fixed-rate loan portfolio in a rising interest rate environment. Recently, interest rates have increased and if that trend continues borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable rate borrower’s ability to continue servicing debt. On the other hand, loans totaling $54.9 million, or approximately 44.6% of our total loan portfolio, have interest rate floors which will help maximize our net interest margin in a decreasing rate environment.

Our ability to originate new loans may be further impeded by increased competition for high quality borrowers which leads to downward pricing pressure on loans, a general consumer and business bias towards reducing debt levels, and the lingering effects of the economic recession on the financial condition of both consumers and businesses, making the underwriting of new loans more challenging.

RESULTS OF OPERATIONS

Net interest income constitutes the principal source of income for the Bank and results from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts, savings deposits, money-market accounts, and other borrowings. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, the decrease in yield on interest-earning assets from 2012 to 2013 has been offset by lower rates on interest-bearing liabilities and a higher ratio of interest-earning assets to interest-bearing liabilities.

	Year Ended December 31,
	2013			2012
	Interest Average Balance	Average and Dividends	Yield/ Rate	Interest Average Balance	Average and Dividends	Yield/ Rate
Interest-earning assets:
Loans	$112,826	$6,076	5.39%	$83,739	$4,831	5.77%
Securities	43,531	838	2.04	38,267	864	2.25
Other (1)	20,391	56	0.27	17,964	45	0.25

Total interest-earning assets	176,748	6,970	3.94	139,970	5,740	4.10

Noninterest-earning assets	7,876			6,721

Total assets	$184,624			$146,691

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$103,459	528	0.51	$81,086	570	0.70
Time deposits<$100,000	3,578	24	0.68	3,700	41	1.10
Time deposits>$100,000	11,878	94	0.79	14,546	136	0.94

Deposits	118,915	646	0.54	99,332	747	0.75
Other borrowings	5,782	58	1.00	6,397	61	0.95

Total interest-bearing liabilities	124,697	704	0.56	105,729	808	0.76

Noninterest-bearing deposits	43,233			24,940
Noninterest-bearing liabilities	474			303
Stockholders’ equity	16,220			15,719

Total liabilities and stockholders’ equity	$184,624			$146,691

Net earning assets	$52,051			$34,241

Net interest income		$6,266			$4,932

Interest rate spread			3.38%			3.34%

Net interest margin (2)			3.55%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.42			1.32

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

Comparison of the years ended December 31, 2013 and December 31, 2012

Net earnings for the year ended December 31, 2013, were $1.1 million or $0.77 per basic and $0.76 per diluted share compared to net earnings of $1.0 million, or $0.68 per basic and diluted share in 2012. The $131,000 increase in net earnings was driven primarily by a 25.8% increase in loan interest income and a 12.9% decrease in total interest expense. These gains were partially offset by a 31.3% decrease in non-interest income as the Bank realized an $881,000 gain on sales of securities in 2012, compared to $14,000 in 2013 and a 18.5% increase in noninterest expense.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $6.3 million for the year ended December 31, 2013, compared to $4.9 million for the year ended December 31, 2012.

Interest Income. Despite lower yields on loans since 2011, interest income increased to $7.0 million for the year ended December 31, 2013, compared to $5.7 million for the year ended December 31, 2012. The increase was driven by an increase in net loans from $93.4 million for the year ended December 31, 2012, to $121.4 million as of December 31, 2013. The increase in loan interest income was partially offset by a decrease in interest income from securities from 2012 to 2013.

Interest Expense. Interest expense decreased to $704,000 for the year ended December 31, 2013, compared to $808,000 for the year ended December 31, 2012. The decrease in interest expense in 2013 was due to a lower rate interest rate environment and a shift from interest-bearing to noninterest-bearing deposits. During 2012 and 2013, the Bank aggressively managed interest paid on deposits, decreasing the average rate paid on deposits from 0.75% in 2012 and 0.54% in 2013. Furthermore, noninterest-bearing deposits increased from 20.0% of total deposits in 2012 and 32.1% of total deposits in 2013.

Despite the decline in average yields on interest-earning assets since 2012, the combination of higher interest-earning asset balances, a shift in deposit mix to noninterest-bearing deposits, and decreases in deposit funding costs led to marginal improvement in the Bank’s net interest margin from 3.53% in 2012, to 3.55% in 2013.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provisions for loan losses for the years ended December 31, 2013 and 2012 were $513,000 and $473,000, respectively. Management believes that the ALLL, which was $1.7 million, or 1.41% of gross loans, at December 31, 2013, was adequate.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume).

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2013 vs. 2012:
Interest-earning assets:
Loans	$(328)	1,586	(13)	1,245
Securities	(107)	80	1	(26)
Other interest-earning assets	4	6	1	11

Total	$(431)	1,672	(11)	1,230

Interest-bearing liabilities:
Savings, NOW and MMKT	(196)	156	(2)	(42)
Time deposits <$ 100,000	(15)	(1)	(1)	(17)
Time deposits ≥$ 100,000	(18)	(21)	(3)	(42)

Deposits	(229)	134	(6)	(101)
Other borrowings	3	(6)	—	(3)

Total	(226)	128	(6)	(104)

Net change in net interest income	$(205)	1,544	(5)	1,334

Financial Condition

As of December 31, 2013, Prime Meridian has grown to $206.5 million in total assets, $183.4 million in deposits, and $121.4 million in portfolio net loans. This compares to $169.7 million in total assets, $146.7 million in deposits, and $93.4 million in portfolio net loans, as of December 31, 2012. We attribute our successful growth to a combination of factors including the manner in which we conduct our banking business, the continuing enhancement of our team, our marketing efforts, and the change in ownership of other local banks to out-of-market regional bank holding companies.

Interest Rate Sensitivity

A principal objective of the Bank’s asset liability management strategy is to manage its exposure to changes in interest rates within Board approved Policy Limits by matching the maturity and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. This strategy is overseen through the direction of the Bank’s Asset and Liability Committee (“ALCO”), which establishes policies and monitors results to control interest rate sensitivity.

We model our current interest rate exposure in various rate scenarios, review our model assumptions, and then stress test those assumptions. Based on the results, we then formulate strategies regarding asset generation, funding sources and their pricing parameters, as well as evaluate off-balance sheet commitments in order to maintain interest rate risk within Board approved target limits. We utilize industry recognized Asset Liability models driven by third-party providers. ALCO uses both internally and externally generated reports to analyze the Bank’s interest rate sensitivity. From these reports, the ALCO can estimate both the effect on Net Interest Income and the effect on Economic Value of Equity (“EVE”) in various interest rate scenarios.

As a part of the Bank’s Interest Rate Risk Management Policy, our ALCO examines the extent to which the Bank’s assets and liabilities are “interest rate sensitive” and monitors its interest rate sensitivity. An asset or liability is considered to be interest rate sensitive, for income purposes, if its projected income/expense amount will change if interest rates change. Likewise, it is considered interest rate sensitive for EVE if its economic value will change if interest rates change.

In an asset sensitive portfolio, the Bank’s income will increase in a rising rate environment as assets will re-price faster than liabilities. Conversely, if the Bank is liability sensitive and the liabilities re-price faster than the assets, income will fall in a rising rate environment. In a rising rate environment, if the Bank is asset sensitive, the EVE will increase. If the Bank is liability sensitive, the EVE will fall in a rising rate environment.

In modeling the Bank’s interest rate exposure, the Bank makes a number of important assumptions about the behavior of assets and liabilities. The critical assumptions fall into three main categories, Nonmaturity Assumptions, Prepayment Assumptions, and Options.

Nonmaturity Assumptions

Nonmaturity Deposit Betas – The Beta of a nonmaturity deposit is a measure of the re-pricing behavior of the deposit. Based on the Bank’s own historical experience, the Bank determines how much the price of a deposit will change as a percentage of the change in the market rates. For example, a 50% Beta means that the deposit price will change by 50% of the market rate change.

Nonmaturity Decay – We determine how “sticky” deposits are by assigning a “maturity” to the deposits, e.g. 120 months. These assumptions are also based on our own experience by looking at both the age of the current deposit base and the historic monthly account closings experience. The lower the Beta (more fixed rate nature) and the higher the Decay (longer duration), the less sensitive a bank becomes.

Prepayment Assumptions

We also determine how likely each asset or liability is to prepay or be withdrawn prior to its contracted maturity date. As refinancing rates become increasingly attractive, prepayment speeds increase as clients are able to prepay loans and refinance at lower rates. Conversely, prepayments decrease in a risking rate environment; however, time deposits will display the opposite behavior if clients are able to withdraw their CDs without penalty and reinvest at a higher rate. In a decreasing rate environment, clients generally hold their time deposits to maturity.

Prepayment speed changes are not linear; they will continue to increase as rates fall but will plateau as rates rise. Therefore, the Bank’s asset prices will not change linearly with market rate changes. The higher the prepayment speed of assets or withdrawal speed of term liabilities, the more liability sensitive the Bank becomes. The Bank monitors its prepayments and withdrawals and updates the assumptions used in the risk models on a monthly basis.

In addition, certain balance sheet instruments such as interest-rate floors or caps on loans, be they periodic or lifetime, and other optionality on investments, limit or increase income and create value changes of the instrument as interest rates change.

Options

We monitor our exposure to option-type effects and manage our option risk. Currently, the most significant assumptions which affect the Bank’s interest rate sensitivity are the Nonmaturity Deposit assumptions, followed by the Prepayment Assumptions. The amount of option risk, aside from prepayment risk, is minimal.

We monitor our exposure on a monthly basis under thirteen different rate scenarios, including rates rising or declining by 4% and the current yield curve flattening or steepening. We compare these results to the Board’s established limits to determine if a limit has been compromised. If a limit is exceeded, we have policies and strategies in place to reduce the exposure back to acceptable levels. In addition, we also stress test all of our assumptions under these rate scenarios to determine at what point the Board approved target limits would be compromised, even if they are not currently compromised using the historically determined assumptions. If the limits are in danger of being compromised with relatively small assumption changes, we would adjust our strategy to reduce exposure. All of these assumptions, reports, stress tests, and strategies are reviewed by ALCO at least quarterly and all limit exceptions are reported to the Board.

Currently, we have not entered into any interest rate swaps or similar off-balance sheet hedging instruments in connection with our asset liability management. Further discussion on off-balance sheet arrangements can be found in Note 9 of the Notes to Consolidated Financial Statements.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit, and standby letters of credit is represented by the contractual amount of those instruments.

Our strategy is to maintain an interest rate risk position within the tolerance limits set by the Board of Directors in order to protect our net interest margin under extreme market fluctuations. Principal among our asset liability management strategies has been the emphasis on reducing exposure during periods of fluctuating interest rates. We believe that the type and amount of our interest rate sensitive liabilities should reduce the potential impact that a rise in interest rates might have on our net interest income.

We look to maintain a core deposit base by providing quality services to our clients, without significantly increasing our cost of funds or operating expenses. We anticipate that these accounts will continue to comprise a significant portion of the Bank’s total deposit base. We also maintain a portfolio of liquid assets in order to reduce overall exposure to changes in market interest rates. Likewise, we maintain a “floor” or minimum rate, on certain of our floating or published based rate loans. These floors allow us to continue to earn a higher rate when the floating rate falls below the established floor rate. All interest rate caps and floors are clearly and closely related to the loan agreement; therefore, they are not bifurcated and valued separately.

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2013, which are estimated to mature or are scheduled to re-price within the period shown (dollars in thousands):

	Under Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total
Interest-earning deposits	$28,986	—	—	—	28,986
Federal funds sold	147	—	—	—	147
Interest bearing time deposits in banks	—	—	—	—	—
Loans(1)	36,889	20,370	60,633	5,281	123,173
Securities(2) (3)	4,532	4,907	19,993	15,342	44,774

Total rate-sensitive assets (earning assets)	$70,554	25,277	80,626	20,623	197,080

Money-market(4)	$96,556	—	—	—	96,556
Savings and NOW deposits(4)	13,204	—	—	—	13,204
Time deposits(4)	2,526	9,850	2,218	—	14,594
Other borrowings	5,719	—	—	—	5,719

Total rate-sensitive liabilities	$118,005	9,850	2,218	—	130,072

Gap (re-pricing differences)	$(47,451)	15,427	78,408	20,623	67,008

Cumulative Gap	$(47,451)	(32,024)	46,384	67,007

Cumulative Gap/total assets	(22.99)%	(15.51)%	22.47%	32.46%

Cumulative Gap/total earnings assets	(24.08)%	(16.25)%	23.54%	34.00%

Total assets	$206,421

Total earning assets	$197,080

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2)	Securities include securities available for sale and Federal Home Loan Bank stock.
(3)	Securities were scheduled at amortized cost based on their remaining maturity or repricing frequency. Fixed-rate mortgage-backed securities are scheduled ratably over nine years.
(4)	Excludes noninterest-bearing deposit accounts. Money-market, NOW, and savings deposits are scheduled based on FDICIA studies on nonmaturity deposits. All other time deposits were scheduled through the maturity dates.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges on deposit accounts, transaction fees on credit cards and debit cards, mortgage origination fees, and gains on sales of securities and loans. During 2013, noninterest income decreased $391,000 to $859,000. The decrease was primarily due to an $881,000 gain on sale of securities that was recorded during the year ended December 31, 2012, compared to a $14,000 gain on sale of securities that was recorded during the year ended December 31, 2013. The decrease was partially offset, however, by a $250,000 gain on sale of loans related to the sale of the guaranteed portions of several SBA loans and a $177,000 increase in other income. The gain in other income was driven by increases in mortgage origination fees, and transaction fees on credit cards and debit cards.

Noninterest Expense

Noninterest expense increased $759,000 from $4.1 million for the year ended December 31, 2012, to $4.9 million for 2013. The increase was primarily due to a 27.3% increase in salaries and employee benefits as the Bank continues to grow. In addition, other expenses increased $196,000 during 2013, primarily driven by increases in spending for business development, new technology and software, computer maintenance, and check card fees. These increases were partially offset by a decrease in data processing expense when this function was brought in-house. Full-time equivalent employees have increased from thirty-four at December 31, 2012, to thirty-eight at December 31, 2013, as the Bank continues to position itself for future expansion.

Income Taxes

Income tax expense is based on amounts reported in the statement of operations, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The income taxes were $602,000 for the year ended December 31, 2013, compared to $589,000 for 2012. The increase was primarily due to an increase in earnings.

Investment Securities

Our securities portfolio is used to make various term investments, maintain a source of liquidity, and serve as collateral for certain types of deposits and borrowings. We manage our investment portfolio according to a written investment policy approved by our Board of Directors in order to accomplish these goals. Adjustments are sometimes necessary in the portfolio to provide liquidity for funding loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity.

At the dates indicated below, the investment portfolio has been classified as available for sale with no securities classified as held to maturity. The following table sets forth the carrying amount of the investment portfolio as of the dates indicated (dollars in thousands):

	At December 31,
	2013	2012
Available for Sale:
U.S. Government agency securities	$6,969	7,702
Municipal securities	8,884	5,558
Mortgage backed securities	26,280	28,646
Asset backed securities	1,938	1,899

Total securities available for sale	$44,071	43,805

The carrying amount and weighted average yields for investments as of December 31, 2013 are shown below (dollars in thousands):

	U.S. Government Agency Securities	Municipals	Mortgage Backed	Asset Backed	Total	Weighted- Average Yields
Due within one year	$—	1,006	—	—	1,006	1.02%
Due in one to five years	724	2,120	—	—	2,844	1.10
Due in five to ten years	3,779	1,623	—	—	5,402	2.09
Due after ten years	2,466	4,135	—	—	6,601	2.41

No defined maturity	—	—	26,280	1,938	28,218	2.22

Total	$6,969	8,884	26,280	1,938	44,071	2.13%

*	All securities are listed at actual yield and not on a tax equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

At December 31, 2013 and 2012, we maintained investments of $1.5 million in Bank-Owned Life Insurance policies due to attractive risk-adjusted returns and for protection against the loss of key executives.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits. Total deposits were $183.4 million at December 31, 2013, compared to $146.7 million at December 31, 2012. We attribute this growth to the continued efforts of our team, our knowledge of our primary market and clients, and our marketing efforts.

Loans

Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans.

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loans. As of December 31, 2013, the Bank’s net loans were $121.4 million, representing 58.8% of total assets, compared to net loans of $93.4 million as of December 31, 2012, representing 55.1% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no foreign loans or highly leveraged loan transactions.

The composition of our loan portfolio as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial real estate	$44,796	36.4%	$35,490	37.5%	$26,638	34.3%
Residential real estate and home equity	38,721	31.4	30,886	32.6	24,443	31.5
Construction	12,933	10.5	6,437	6.8	4,982	6.4

Total real estate mortgage	96,450	78.3	72,813	76.9	56,063	72.2
Commercial	24,651	20.0	19,794	20.9	20,204	26.0
Consumer and other	2,072	1.7	2,105	2.2	1,351	1.8

Total loans	123,173	100.0%	94,712	100.0%	77,618	100.0%

Less:
Deferred loan costs, net	(69)		(69)		(37)
Allowance for loan and lease losses	(1,734)		(1,243)		(903)

Loans, net	$121,370		$93,400		$76,678

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2013. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments (dollars in thousands).

Type of Loan	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate mortgage loans:
Commercial real estate	$6,991	21,728	16,077	44,796
Residential real estate and home equity	4,065	14,152	20,504	38,721
Construction	8,474	2,408	2,051	12,933

Total real estate mortgage	19,530	38,288	38,632	96,450
Commercial	7,704	13,667	3,280	24,651
Consumer	738	1,309	25	2,072

Total	$27,972	53,264	41,937	123,173

Sensitivity. For loans due after one year or more, the following tables present the sensitivities to changes in interest rates at December 31, 2013 (dollars in thousands):

Type of Loans	Fixed Interest Rate	Floating Interest Rate	Total
Real estate mortgage loans:
Commercial real estate	$23,754	14,052	37,806
Residential real estate and home equity	15,228	19,427	34,655
Construction	767	3,693	4,460

Total real estate mortgage	39,749	37,172	76,921

Commercial	7,454	9,493	16,947
Consumer	857	476	1,333

Total	$48,060	47,141	95,201

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and OREO. Nonperforming loans include loans that are on nonaccrual status and nonperforming loans restructured as trouble debt restructurings, where we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower. OREO consists of real property acquired through foreclosure. We account for troubled debt restructurings in accordance with ASC 310, “Receivables.”

We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income.

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due accordingly to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with guidance on these standards. Eight loans totaling $382,000 were deemed to be impaired under the Bank’s policy at December 31, 2013, while loans totaling $232,000 and $0 were deemed to be impaired under the Bank’s policy at December 31, 2012, and 2011, respectively.

At December 31, 2013, December 31, 2012, and December 31, 2011, we had no accruing loans that were contractually past due 90 days or more as to principal and interest, and we had four troubled debt restructurings at December 31, 2013, in the aggregate amount of $243,000.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2013, December 31, 2012, and December 31, 2011, approximately 78.3%, 76.9%, and 72.2%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and other OREO also is relevant to the credit quality of a loan portfolio. As of December 31, 2013, December 31, 2012, and December 31, 2011, there were $0, $101,000, and $0, respectively, in nonperforming loans.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information (dollars in thousands).

	At December 31,
	2013	2012	2011
Total nonperforming loans	$—	101	—
OREO	—	—	—

Total nonperforming loans and foreclosed assets	$—	101	—

Total nonperforming loans as a percentage of total loans	—%	0.11%	—%
Total nonperforming assets as a percentage of total assets	—%	0.06%	—%
Total accruing loans over 90 days delinquent as a percentage of total assets	—	—	—
Loans restructured as troubled debt restructurings	$243	131	—

Trouble debt restructurings to loans	0.20%	0.14%	—%

Allowance for Loan and Lease Losses

As of December 31, 2013, our ALLL was allocated mostly to inherent loan losses using historical loss experience and qualitative risk factors. We also had allocations for some specific loan losses at that time. Our ALLL was allocated as follows, as of the indicated dates (dollars in thousands).

	As of December 31,
	2013		2012		2011
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial real estate	$604	36.4%	$352	37.5%	$311	34.3%
Residential real estate and home equity	545	31.4	226	32.6	285	31.5
Construction	175	10.5	237	6.8	66	6.4
Commercial	387	20.0	405	20.9	225	26.0
Consumer	23	1.7	23	2.2	16	1.8

Total loans	$1,734	100.0%	$1,243	100.0%	$903	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
ALLL at beginning of period	$1,243	903	742

Charge-offs:
Commercial real estate	—	—	—
Commercial	—	—	—
Construction	(47)	(165)	—
Residential and home equity	—	—	—
Consumer	(1)	(1)	(1)

Total charge-offs	(48)	(166)	(1)

Recoveries:
Commercial real estate	—	—	—
Commercial	26	33	19
Residential	—	—	—
Consumer	—	—	—

Total recoveries	26	33	19

Provision for loan losses charged to operations	513	473	143

ALLL at end of year	$1,734	1,243	903

Ration of net charge-offs (recoveries) during the year to average loans outstanding during the year	.02%	0.16%	(0.03)%

ALLL as a percentage of total loans at end of year	1.41%	1.31%	1.16%

ALLL as a percentage of nonperforming loans	—%	1,230.69%	—%

We believe that our ALLL at December 31, 2013, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits. More specifically, core deposits, or non-maturity deposits, are the primary funding source. Total deposits were $183.2 million at December 31, 2013, compared to $146.7 million at December 31, 2012. We attribute this growth to the continued efforts of our team, our knowledge of our primary market and clients, and our marketing efforts.

The following table sets forth the distribution by type of our deposit accounts as follows at the dates indicated (dollars in thousands):

	As of December 31,
	2013		2012
Deposit Types	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$59,011	32.2%	$29,328	20.0%
Money-market accounts	96,556	52.6	88,078	60.0
NOW	11,104	6.1	11,511	7.9
Savings	2,100	1.1	1,296	0.9

Subtotal	168,771	92.0	130,213	88.8

Time deposits:
0.00 – 0.50%	8,263	4.6	6,834	4.7
0.51 – 1.00%	4,070	2.2	4,455	3.0
1.01 – 1.50%	506	.3	3,419	2.3
1.51 – 2.00%	1,308	.7	1,372	0.9
2.01 – 2.50%	447	.2	436	0.3

Total time deposits	14,594	8.0	16,516	11.2

Total deposits	$183,365	100.0%	$146,729	100.0%

As of December 31, 2013, we had $31.4 million in noninterest-bearing checking accounts with two clients. One of the clients is a political action committee (“PAC”) that is expected to withdraw $25-27 million in deposited funds over a six month period during the third and fourth quarters of 2014. The loss of either or both of these clients should not have a material adverse effect on the Bank. Management believes that substantially all of our depositors are residents in our primary market area.

The following table presents the maturities of our time deposits of $100,000 or more as of December 31, 2013, (dollars in thousands):

Due in three months or less	$1,987
Due from three months to six months	1,557
Due from six months to one year	5,473
Due over one year	1,872

Total	$10,889

Borrowings

Deposits are the primary source of funds for our lending and investment activities and general business purposes; however, as an alternate source of liquidity, we may obtain advances from the FHLB of Atlanta, sell investment securities subject to our obligation to repurchase them, purchase federal funds, and engage in overnight borrowing from the Federal Reserve, correspondent banks, or client repurchase agreements. The level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs.

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2013, to borrow up to $ 23.9 million. There were no advances outstanding at December 31, 2013.

We have entered into a repurchase agreement with a client that requires the Company to pledge securities as collateral for borrowing under the agreement. At December 31, 2013 and December 31, 2012, the outstanding balance of such borrowings totaled $5.7 million and $5.8 million, respectively. For the same time periods, the Company pledged securities with a carrying value of $5.9 million, as collateral for the agreement.

The following table summarizes our borrowings for the respective time periods (dollars in thousands):

	At December 31,
	2013	2012
Balance outstanding at year-end	$5,719	5,760
Average balance outstanding during the year	$5,789	6,397
Average interest rate paid	1.0%	0.95%
Maximum amount outstanding at any month-end during year	$5,813	7,148

Capital Adequacy

Stockholder’s equity was $16.4 million as of December 31, 2013, compared to $16.0 million as of December 31, 2012. We achieved profitability in our eighth quarter of operation and cumulative profitability in April 2012. Higher retained earnings in each subsequent year since 2010 were partially offset by an unrealized loss on available for sale securities of $315,000 in 2013. As of December 31, 2013, no dividends had been paid or declared. On December 11, 2013, PMHC commenced a public offering of up to 1,200,000 shares of its common stock for $12.50 per share (the “Offering”) in order to raise additional capital. The Offering will continue on an ongoing basis until March 31, 2014, unless extended by us, in our sole discretion, until no later than June 30, 2014.

As of December 31, 2013, the Bank was considered to be “well capitalized” with a 8.41% Tier 1 leverage ratio; 12.41% Tier 1 leverage risk-based capital ratio and 13.66% total risk-based capital ratio, well above the current capital minimum ratios to be considered “well capitalized.”

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2013:
Tier 1 Capital to Average Assets	$16,611	8.41%	$7,898	4.00%	$9,872	5.00%
Tier 1 Capital to Risk-Weighted Assets	16,611	12.41	5,355	4.00	8,033	6.00
Total Capital to Risk-Weighted Assets	18,286	13.66	10,711	8.00	13,388	10.00

As of December 31, 2012:
Tier 1 Capital to Average Assets	15,437	9.67	6,387	4.00	7,983	5.00
Tier 1 Capital to Risk-Weighted Assets	15,437	14.78	4,177	4.00	6,265	6.00
Total Capital to Risk-Weighted Assets	16,680	15.97	8,354	8.00	10,442	10.00

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of December 31, 2013, was $2.5 million.

As discussed above, at December 31, 2013, total deposits were approximately $183.4 million, of which $10.9 million were in certificates of deposits of $100,000 or more. Also, as a member of FHLB, we have access to approximately $23.9 million of available lines of credit secured by qualifying collateral as of December 31, 2013, in addition to $9.1 million in lines of credit we maintain with correspondent banks. As of December 31, 2013, we had no outstanding lines of credit.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved clients, construction loans in process, unused lines of credit, and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on our financial statements as they are funded. Commitments typically have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open-end lines secured by one-to-four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments.

Standby letters of credit are written conditional commitments issued by us to guarantee the client will fulfill his or her contractual financial obligations to a third party. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client.

We minimize our exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

The following is a summary of the total contractual amount of commitments outstanding as of the respective dates (dollars in thousands):

	At December 31,
	2013	2012
Commitments to extend credit	$701	10,556
Construction loans in process	7,134	4,110
Unused lines of credit	21,990	20,006
Standby financial letters of credit	1,039	1,432

Total of off-balance sheet instruments	$30,864	36,104

Subsequent Events

During March of 2014, the Company determined that a purchased loan participation secured by commercial real estate in the amount of $1.4 million was impaired. The lead bank on this loan has ordered an appraisal and the Company has not yet determined if there is a loss related to this loan.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Audited Consolidated Financial Statements

At December 31, 2013 and 2012 and the Years Then Ended

(Together with Independent Auditors’ Report)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prime Meridian Holding Company

Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 28, 2014

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At December 31,
	2013	2012
Assets

Cash and due from banks	$5,033	2,920
Federal funds sold	147	148
Interest-bearing deposits	28,986	23,430

Total cash and cash equivalents	34,166	26,498

Securities available for sale	44,071	43,805
Loans, net of allowance for loan losses of $1,734 and $1,243	121,370	93,400
Federal Home Loan Bank stock	204	209
Premises and equipment, net	3,757	3,437
Deferred tax asset	426	—
Accrued interest receivable	516	422
Bank-owned life insurance	1,562	1,507
Capitalized offering costs	218	—
Other assets	183	380

Total assets	$206,473	169,658

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	59,011	29,328
Savings, NOW and money-market deposits	109,760	100,885
Time deposits	14,594	16,516

Total deposits	183,365	146,729

Other borrowings	5,719	5,760
Official checks	636	712
Deferred tax liability	—	252
Other liabilities	392	166

Total liabilities	190,112	153,619

Commitments and contingencies (Notes 4, 8 and 15)

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,498,937 and 1,496,106 issued and outstanding	15	15
Additional paid-in capital	14,929	14,896
Retained earnings	1,732	583
Accumulated other comprehensive (loss) income	(315)	545

Total stockholders’ equity	16,361	16,039

Total liabilities and stockholders’ equity	$206,473	169,658

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Interest income:
Loans	$6,076	4,831
Securities	838	864
Other	56	45

Total interest income	6,970	5,740

Interest expense:
Deposits	646	747
Other borrowings	58	61

Total interest expense	704	808

Net interest income	6,266	4,932
Provision for loan losses	513	473

Net interest income after provision for loan losses	5,753	4,459

Noninterest income:
Service charges and fees on deposit accounts	104	103
Gain on sale of securities available for sale	14	881
Gain on sale of loans	250	—
Income from bank-owned life insurance	55	7
Other income	436	259

Total noninterest income	859	1,250

Noninterest expenses:
Salaries and employee benefits	2,650	2,082
Occupancy and equipment	897	856
Professional fees	128	137
External data processing	—	47
Advertising	170	160
Other	1,016	820

Total noninterest expenses	4,861	4,102

Earnings before income taxes	1,751	1,607
Income taxes	602	589

Net earnings	$1,149	1,018

Basic earnings per share	$0.77	0.68

Diluted earnings per share	$0.76	0.68

Cash dividends per common share	$—	—

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2013	2012
Net earnings	$1,149	1,018

Other comprehensive loss:
Change in unrealized gain on securities:
Unrealized (loss) gain arising during the year	(1,349)	751
Reclassification adjustment for realized gains	(14)	(881)

Net change in unrealized (loss) gain	(1,363)	(130)

Deferred income taxes (benefit) on above change	503	48

Total other comprehensive loss	(860)	(82)

Comprehensive income	$289	936

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013 and 2012

($ in thousands, except share amounts)

			Additional	Accumulated	Accumulated Other Comprehensive	Total
	Common Stock		Paid-In	(Deficit)	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2011	1,496,106	$15	14,889	(435)	627	15,096

Net earnings	—	—	—	1,018	—	1,018

Net change in unrealized gain on available for sale securities, net of income tax of $48	—	—	—	—	(82)	(82)

Stock-based compensation	—	—	7	—	—	7

Balance at December 31, 2012	1,496,106	15	14,896	583	545	16,039

Net earnings	—	—	—	1,149	—	1,149

Net change in unrealized gain on available for sale securities, net of income tax of $503	—	—	—	—	(860)	(860)

Common stock issued as compensation to directors	2,831	—	30	—	—	30

Stock-based compensation	—	—	3	—	—	3

Balance at December 31, 2013	1,498,937	$15	14,929	1,732	(315)	16,361

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$1,149	1,018
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	360	388
Provision for loan losses	513	473
Net amortization of deferred loan fees	(91)	(75)
Deferred income taxes (benefit)	(175)	177
Gain on sale of securities available for sale	(14)	(881)
Amortization of premiums, discounts on securities available for sale	455	386
Proceeds from the sale of loans held for sale	2,182	—
Gain on sale of loans held for sale	(250)	—
Loan originated as held for sale	(2,082)	—
Stock issued as compensation to directors	30	—
Stock-based compensation expense	3	7
Income from bank-owned life insurance	(55)	(7)
Net increase in accrued interest receivable	(94)	(64)
Increase in capitalize offering cost	(218)	—
Net decrease (increase) in other assets	197	(230)
Net increase in other liabilities and official checks	150	394

Net cash provided by operating activities	2,060	1,586

Cash flows from investing activities:
Loan originations, net of principal repayments	(28,242)	(17,120)
Purchase of securities available for sale	(11,650)	(23,966)
Principal repayments of securities available for sale	8,082	6,853
Proceeds from the sales of securities available for sale	1,498	13,594
Redemption of Federal Home Loan Bank stock	5	63
Purchase of premises and equipment	(680)	(832)
Purchase of bank-owned life insurance	—	(1,500)

Net cash used in investing activities	(30,987)	(22,908)

Cash flows from financing activities:
Net increase in deposits	36,636	31,156
Decrease in Federal Home Loan Bank advances	—	(2,000)
Increase (decrease) in other borrowings	(41)	(367)

Net cash provided by financing activities	36,595	28,789

Net increase in cash and cash equivalents	7,668	7,467
Cash and cash equivalents at beginning of year	26,498	19,031

Cash and cash equivalents at end of year	$34,166	26,498

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$708	832

Income taxes	$452	645

Noncash transaction-
Accumulated other comprehensive (loss) income, net change in unrealized gain on sale of securities available for sale, net of taxes	$(860)	(82)

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2013 and 2012 and for the Years Then Ended

(1) Summary of Significant Accounting Policies

Organization. Prime Meridian Holding Company (the “Holding Company”) owns 100% of the outstanding common stock of Prime Meridian Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through two banking offices located in Tallahassee, Florida.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to accounting principles, generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry.

Use of Estimates. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Principles of Consolidation. The consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. For purposes of the statement of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits, all of which have original maturities of less than ninety days.

At December 31, 2013 and 2012, the Company was required by law or regulation to maintain cash reserves with the Federal Reserve Bank, in accounts with other banks or in the vault in the amounts of $986,000 and $692,000, respectively.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from operations and reported in accumulated other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale. Loans held for sale include mortgage loans and Small Business Administration (“SBA”) loans originated which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. At December 31, 2013 loans held for sale were $150,000. There were no loans held for sale on December 31, 2012. Loans held for sale are included in loans at December 31, 2013 and 2012.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

Commitment and loan origination fees are capitalized and certain direct origination costs are deferred. Both are recognized as an adjustment of the yield of the related loan.

The accrual of interest on all portfolio classes is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the year ended December 31, 2013.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are considered impaired. For such loans, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on the following factors:

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding three years. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include any deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The historical experience is adjusted for the following qualitative factors: (a) changes in lending policies and procedures, risk selection and underwriting standards; (b) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (c) changes in the experience, ability and depth of lending management and other relevant staff; (d) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (e) quality of loan review and Board of Directors oversight; (f) changes in the nature and volume of the loan portfolio and terms of loans; (g) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (h) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral-dependent.

Premises and Equipment. Land is stated at cost. Buildings, leasehold improvements, furniture, fixtures and equipment, and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful life of each type of asset, or the lease term if shorter.

Transfer of Financial Assets. Transfers of financial assets or a participating interest in an entire financial asset are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. A participating interest is a portion of an entire financial asset that (1) conveys proportionate ownership rights with equal priority to each participating interest holder (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder, and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.

Off-Balance-Sheet Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, construction loans in process, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Income Taxes. There are two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2013, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns. Income taxes are allocated to the Holding Company and Bank as if separate income tax returns were filed.

Derivative Financial Instruments. Derivative financial instruments are recognized as assets or liabilities in the consolidated balance sheets and measured at fair value. The Company enters into commitments to originate loans whereby the interest-rate on the loan is determined prior to funding (rate lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered. At December 31, 2013 and 2012, there were no fees received related to rate-lock commitments.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Fair Value Measurements. GAAP defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The following describes valuation methodologies used for assets measured at fair value:

Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government agency securities, municipal securities and mortgage-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include certain asset-backed securities.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Fair Value Measurements, Continued.

Impaired Loans. Estimates of fair value for impaired loans is based on the estimated value of the underlying collateral which is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value (Level 1).

Securities. Fair values for securities are based on the framework for measuring fair value (Level 2 and 3).

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable (Level 3).

Federal Home Loan Bank Stock. The fair value of the Company’s investment in Federal Home Loan Bank stock is based on its redemption value (Level 3).

Accrued Interest Receivable. The carrying amounts of accrued interest approximate their fair values (Level 3).

Deposits. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits (Level 3).

Other Borrowings. The carrying amounts of other borrowings approximate their fair value (Level 3).

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments, Continued.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing (Level 3).

Advertising. The Company expenses all media advertising as incurred.

Share-Based Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes share-based compensation in the statements of earnings as the options vest.

Comprehensive Income. GAAP require that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net earnings, are components of comprehensive income.

Recent Pronouncements. In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which, among other things, gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. The adoption of this guidance had no effect on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures in ASU 2011-11 to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance had no effect on the Company’s consolidated financial statements.

In February 2013, the FASB Issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. The adoption of this guidance had no effect on the Company’s consolidated financial statements.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In February 2013, the FASB Issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU, which is effective January 1, 2014. Upon adoption, this guidance is not expected to impact the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which among other things, require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Upon adoption, this guidance is not expected to impact the Company’s consolidated financial statements.

Recent Regulatory Developments

Basel III Rules. On July 2, 2013, the Federal Reserve Board (“FRB”) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The Bank is currently evaluating the provisions of the final rules and their expected impact on the Bank.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale

Securities have been classified according to management’s intention. The carrying amount of securities and their fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2013:
U.S. Government agency securities	$7,290	8	(329)	6,969
Municipal securities	9,139	14	(269)	8,884
Mortgage-backed securities	26,225	253	(198)	26,280
Asset-backed securities	1,916	22	—	1,938

	$44,570	297	(796)	44,071

At December 31, 2012:
U.S. Government agency securities	7,592	117	(7)	7,702
Municipal securities	5,585	7	(34)	5,558
Mortgage-backed securities	27,865	785	(4)	28,646
Asset-backed securities	1,899	—	—	1,899

	$42,941	909	(45)	43,805

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013:
U.S. Government agency securities	$6,969	—	6,969	—
Municipal securities	8,884	—	8,884	—
Mortgage-backed securities	26,280	—	26,280	—
Asset-backed securities	1,938	—	1,938	—

	$44,071	—	44,071	—

At December 31, 2012:
U.S. Government agency securities	7,702	—	7,702	—
Municipal securities	5,558	—	5,558	—
Mortgage-backed securities	28,646	—	28,646	—
Asset-backed securities	1,899	—	—	1,899

	$43,805	—	41,906	1,899

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale, Continued

During the year ended December 31, 2013, securities of $1.8 million were transferred from Level 3 to Level 2 due to changes in the inputs used to value the securities. During year ended December 31, 2012, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The table below presents a reconciliation for asset-backed securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012. These instruments were valued using pricing models and discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use (in thousands):

	Year Ended December 31,
	2013	2012
Balance, beginning of year	$1,899	—
Total gains or (losses) - realized/unrealized- Purchases	—	1,899
Transfer in to/out of Level 3	(1,899)	—

Balance, end of year	$—	1,899

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2013:
Due in less than one year	$1,005	1,006
Due in one to five years	2,857	2,844
Due five to ten years	5,716	5,402
Due after ten years	6,851	6,601
Mortgage-backed securities	26,225	26,280
Asset-backed securities	1,916	1,938

	$44,570	44,071

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale, Continued

The following summarizes sales of securities available for sale (in thousands):

	Year Ended December 31,
	2013	2012
Proceeds received from sales	$1,498	13,594

Gross gains	14	881
Gross losses	—	—

Net gain from sale of securities	$14	881

At December 31, 2013 and 2012, securities with a fair value of $8,352,000 and $8,451,000, respectively, were pledged as collateral for public deposits and for other borrowings with customers.

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
At December 31, 2013:
U.S. Government agency securities	$(329)	5,984
Municipal securities	(269)	5,758
Mortgage-backed securities	(198)	12,326

	$(796)	24,068

At December 31, 2012:
U.S. Government agency securities	(7)	2,746
Municipal securities	(34)	4,679
Mortgage-backed securities	(4)	2,445

	$(45)	9,870

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale, Continued

The unrealized losses at December 31, 2013 and 2012 on twenty-five and eight securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3) Loans

The segments and classes of loans are as follows (in thousands):

	At December 31,
	2013	2012
Real estate mortgage loans:
Commercial	$44,796	35,490
Residential and home equity	38,721	30,886
Construction	12,933	6,437

Total real estate mortgage loans	96,450	72,813
Commercial loans	24,651	19,794
Consumer and other loans	2,072	2,105

Total loans	123,173	94,712
Less:
Net deferred loan fees	(69)	(69)
Allowance for loan losses	(1,734)	(1,243)

Loans, net	$121,370	93,400

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The Company has divided the loan portfolio into three portfolio segments and five portfolio classes, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten based upon standards set forth in the policies approved by the Company’s Board of Directors. The portfolio segments and class are identified by the Company as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are typically divided into three classes: Commercial, residential and home equity and construction loans. The real estate mortgage loans are as follows:

Commercial Real Estate Loans. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that is typically owner-occupied, but also includes nonowner occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. The maturity for this type of loan is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Bank typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flow and evaluate collateral value. Currently, the collateral securing our commercial real estate loans include a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential, and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loans portfolio.

Residential Real Estate Loans. We offer first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally on the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Borrowers may be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As part of our product mix, the Bank offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year or 5-year adjustable rate mortgage; while 15-year or 30-year fixed-rate loans are sold to the secondary market. All portfolio residential loans are underwritten based upon the guidelines of the secondary market, predominantly Freddie Mac and Fannie Mae.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

Construction Loans. Typically, these loans have a term of one to two years and the interest is paid monthly. This portion of our loan portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and residential developments. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed policies of the Bank. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to finance the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends since the initial funding of the loan.

Commercial Loans. The Bank offers a wide range of commercial loans, including business term loans, equipment financing, and lines of credit to small and midsized businesses. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral. Valuation of business collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required.

Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. Significant factors affecting a commercial borrower’s creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other factors of risk could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity.

In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

Consumer Loans and Other. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. In many cases, these are unsecured credits that subject us to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, management does not anticipate consumer loans will become a substantial component of our loan portfolio at any time in the foreseeable future. Consumer loans are made at fixed- and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans
		Residential
		and			Consumer
		Home			and
	Commercial	Equity	Construction	Commercial	Other	Total
Year Ended December 31, 2013:
Beginning balance	$352	226	237	405	23	1,243
Provision (credit) for loan losses	252	319	(15)	(44)	1	513
Net (charge-offs) recoveries	—	—	(47)	26	(1)	(22)

Ending balance	$604	545	175	387	23	1,734

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$—	36	—	346	—	382

Balance in allowance for loan losses	$—	23	—	82	—	105

Collectively evaluated for impairment:
Recorded investment	$44,796	38,685	12,933	24,305	2,072	122,791

Balance in allowance for loan losses	$604	522	175	305	23	1,629

Year Ended December 31, 2012:
Beginning balance	311	285	66	225	16	903
Provision for loan losses	41	(59)	336	147	8	473
Net (charge-offs) recoveries	—	—	(165)	33	(1)	(133)

Ending balance	$352	226	237	405	23	1,243

At December 31, 2012:
Individually evaluated for impairment:
Recorded investment	$—	—	101	131	—	232

Balance in allowance for loan losses	$—	—	—	—	—	—

Collectively evaluated for impairment:
Recorded investment	$35,490	30,886	6,336	19,663	2,105	94,480

Balance in allowance for loan losses	$352	226	237	405	23	1,243

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage Loans
		Residential
		and			Consumer
		Home			and
	Commercial	Equity	Construction	Commercial	Other	Total
Credit Risk Profile by Internally Assigned Grade:
At December 31, 2013:
Grade:
Pass	$40,901	36,611	12,528	23,919	1,914	115,873
Special mention	1,804	1,346	396	509	38	4,093
Substandard	2,091	764	9	223	120	3,207
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$44,796	38,721	12,933	24,651	2,072	123,173

At December 31, 2012:
Grade:
Pass	35,490	30,333	5,984	19,581	2,105	93,493
Special mention	—	553	352	183	—	1,088
Substandard	—	—	101	30	—	131
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$35,490	30,886	6,437	19,794	2,105	94,712

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further construction and nonowner occupied commercial real estate loans are reviewed at least annually and commercial relationships in excess of $500,000. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged-off. The Company uses the following definitions for risk ratings:

Pass – A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary.

Special Mention – A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard – A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

At December 31, 2013, there was one loan over thirty days past due, no loans past due ninety days or more but still accruing and no loans on nonaccrual. Age analysis of past-due loans at December 31, 2012 is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2013:
Real estate mortgage:
Commercial	$—	—	—	—	44,796	—	44,796
Residential and home equity	—	—	—	—	38,721	—	38,721
Construction	—	—	—	—	12,933	—	12,933
Commercial	38	—	—	—	24,613	—	24,651
Consumer/other	—	—	—	—	2,072	—	2,072

Total	$38	—	—	—	123,135	—	123,173

At December 31, 2012:
Real estate mortgage:
Commercial	—	—	—	—	35,490	—	35,490
Residential and home equity	—	—	—	—	30,886	—	30,886
Construction	—	—	—	—	6,336	101	6,437
Commercial	—	—	—	—	19,794	—	19,794
Consumer/other	—	—	—	—	2,105	—	2,105

Total	$—	—	—	—	94,611	101	94,712

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At December 31, 2013:
Residential and home equity	$—	—	36	36	23	36	36	23
Commercial loans	27	27	319	319	82	346	346	82

Total	$27	27	355	355	105	382	382	105

At December 31, 2012:
Construction	101	266	—	—	—	101	266	—
Commercial loans	131	—	—	—	—	131	—	—

	$232	266	—	—	—	232	266	—

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
Year Ended December 31, 2013:
Real estate mortgage loans- Residential and home equity	$36	3	3
Commercial	298	23	23

Total	$334	26	26

Year Ended December 31, 2012:
Real estate mortgage loans- Commercial	$78	—	—

There were no loans measured at fair value on a nonrecurring basis at December 31, 2013. Impaired collateral-dependent loans measured at fair value on a nonrecurring basis by loan class at December 31, 2012 are as follows (in thousands):

Losses
	At Year End					Recorded
	Fair				Total	During the
	Value	Level 1	Level 2	Level 3	Losses	Year
Commercial real estate loans	$101	—	—	101	165	165

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following is a summary of loans determined to be TDR’s entered into during the years ended December 31, 2013 and 2012:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings:
Year Ended December 31, 2013:
Commercial:
Modified interest rates	3	$133	133
Modified payment schedule for six months	1	122	122

Total	4	$255	255

Year Ended December 31, 2012:
Commercial-
Modified to interest only for three months	1	$131	131

The allowance for loan losses on all loans that have been restructured and are considered TDR’s is included in the Bank’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR’s that have subsequently defaulted are considered collateral-dependent. There were no TDR’s that subsequently defaulted during the years ended December 31, 2013 and 2012, which were restructured during the same period.

The Company grants the majority of its loans to borrowers throughout Leon County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy of this area. The Company does not have any significant concentrations to any one industry or customer.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4) Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2013	2012
Land	$400	400
Building	2,387	2,021
Leasehold improvements	364	362
Furniture, fixtures and equipment	706	512
Computer and software	1,276	1,164

Total, at cost	5,133	4,459
Less accumulated depreciation and amortization	(1,376)	(1,022)

Premises and equipment, net	$3,757	3,437

The Company leases certain office facilities under operating leases which expire in 2017. These leases require monthly lease payments and common area maintenance charges and have options to renew. These leases contain escalation clauses during the term of the leases. Rent expense under these operating leases during the years ended December 31, 2013 and 2012 was $114,000 and $125,000, respectively. Future minimum rental commitments under these noncancelable leases are as follows (in thousands):

Year Ending December 31,	Amount
2014	$85
2015	85
2016	85
2017	50

$305

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5) Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $10.9 million and $13.0 million at December 31, 2013 and 2012, respectively.

A schedule of maturities of time deposits follows (in thousands):

Year Ending
December 31,	Amount
2014	$12,377
2015	1,239
2016	494
2017	484

$14,594

(6) Other Borrowings

The Company entered into a repurchase agreement with a customer. This agreement requires the Company to pledge securities as collateral for borrowings under this agreement. A summary of other borrowings follows ($ in thousands):

	At December 31,
	2013	2012
Balance outstanding at year-end	$5,719	5,760
Average balance outstanding during the year	5,789	6,397
Average interest rate paid	1.0%	0.95%
Maximum amount outstanding at any month-end during year	5,813	7,148
Pledged securities	5,882	5,864

FHLB advances will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $23.9 million and $16.8 million as of December 31, 2013 and 2012, respectively from the Federal Home Loan Bank of Atlanta (“FHLB”), there were no advances outstanding at December 31, 2013 and 2012. The Company also has available credit of $9.1 million in lines of credit with correspondent banks.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7) Income Taxes

The components of the income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current:
Federal	$658	341
State	119	71

Total current	777	412

Deferred:
Federal	(146)	154
State	(29)	23

Total deferred	(175)	177

Total income taxes	$602	589

The reasons for the difference between the statutory Federal income tax rate of 34% and the effective tax rates are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2013		2012
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
Income taxes at statutory rate	$595	34.0%	$546	34.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	60	3.4	49	3.0
Stock-based compensation	—	—	1	0.1
Tax-exempt income	(30)	(1.7)	(14)	(0.9)
Other nondeductible expenses	(23)	(1.3)	7	.5

	$602	34.4%	$589	36.7%

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7) Income Taxes, Continued

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$517	324
Organizational and start-up costs	130	144
Stock-based compensation	18	17
Unrealized loss on securities available for sale	184	—
Other	63	47

Deferred tax assets	912	532

Deferred tax liabilities:
Accrual to cash conversion	(145)	(164)
Deferred loan costs	(88)	(76)
Premises and equipment	(253)	(225)
Unrealized gains on securities available for sale	—	(319)

Deferred tax liabilities	(486)	(784)

Net deferred tax asset (liability)	$426	(252)

The Company files consolidated income tax returns in the U.S. federal jurisdiction, and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2010.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8) Off-Balance-Sheet Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, construction loans in process, unused lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for available lines of credit, construction loans in process and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank may hold collateral supporting those commitments, and at December 31, 2013 such collateral amounted to $802,000.

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2013 are as follows (in thousands):

Commitments to extend credit	$701

Construction loans in process	$7,134

Unused lines of credit	$21,990

Standby letters of credit	$1,039

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9) Stock Option Plan

The 2007 Stock Option Plan provides for certain key employees and directors of the Company to have the option to purchase shares of the Company’s common stock. Under this Plan, the total number of shares which may be issued is 152,905. All options granted will have four to ten-year terms and vest over periods up to five years. As of December 31, 2013, there were 18,905 shares available for grant.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	136,250	$10.00
Options granted	2,500	10.00
Options forfeited	(2,750)	10.00

Outstanding at December 31, 2012	136,000	10.00
Options granted	2,500	10.00
Options forfeited	(4,500)	10.00

Outstanding at December 31, 2013	134,000	$10.01	5.1 years

Exercisable at December 31, 2013	104,200	$10.00	5.0 years	$260,500

At December 31, 2013, there was $5,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of thirty-two months. The total fair value of shares vesting and recognized as compensation expense was $3,000 and $7,000 in the years ended December 31, 2013 and 2012, respectively. The associated income tax benefit recognized was $1,000 and $3,000 for the years ended December 31, 2013 and 2012, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012
Weighted-average risk-free interest rate	1.13%	1.30%
Expected dividend yield	—	—
Expected stock volatility	11.24%	11.37%
Expected life in years	6.5	6.5
Per share fair value of options issued during the year	$1.17	1.55

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9) Stock Option Plan, Continued

The Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued. Expected volatility is based on volatility of similar companies’ common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the Company’s history and expectation of dividend payouts.

(10) Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit sharing plan are discretionary and determined annually. Contribution to the plan for the years ended December 31, 2013 and 2012 were $65,000 and $0, respectively.

(11) Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following summarizes these transactions (in thousands):

	Year Ended December 31,
	2013	2012
Loans:
Beginning balance	$3,558	3,413
Originated during the year	354	465
Principal repayments	(178)	(320)

Ending balance	$3,734	3,558

Deposits at year end	$13,292	13,066

The Company leases an office facility from a related party. Rent expense under the operating lease during the years ended December 31, 2013 and 2012 were $114,000 and $125,000, respectively. In addition, the Bank has contracted with a related party to perform loan reviews of the Bank’s loan portfolio. The expenses related to the loan retrieves during the years ended December 31, 2013 and 2012 were $24,000 and $15,000, respectively.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12) Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		At December 31,
		2013		2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$34,166	34,166	26,498	26,498
Securities available for sale	2 and 3	44,071	44,071	43,805	43,805
Loans, net	3	121,370	122,097	93,400	93,927
Federal Home Loan Bank stock	3	204	204	209	209
Accrued interest receivable	3	516	516	422	422

Financial liabilities:
Deposits	3	183,225	183,295	146,729	146,826
Other borrowings	3	5,719	5,719	5,760	5,760
Off-balance-sheet financial instruments	3	—	—	—	—

(13) Dividend Restrictions

The Holding Company is limited in the amount of cash dividends it may declare and pay by the amount of dividends it can receive from the Bank. The Bank is limited in the amount of cash dividends that may be paid. The amount of cash dividends that may be paid is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Bank must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividend which the Bank could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

(14) Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14) Regulatory Matters, Continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percents as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percents are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2013:
Tier I Capital to Average Assets	$16,611	8.41%	$7,898	4.00%	$9,872	5.00%
Tier I Capital to Risk- Weighted Assets	16,611	12.41	5,355	4.00	8,033	6.00
Total Capital to Risk- Weighted Assets	18,286	13.66	10,711	8.00	13,388	10.00

As of December 31, 2012:
Tier I Capitalto Average Assets	15,437	9.67	6,387	4.00	7,983	5.00
Tier I Capital to Risk- Weighted Assets	15,437	14.78	4,177	4.00	6,265	6.00
Total Capital to Risk- Weighted Assets	16,680	15.97	8,354	8.00	10,442	10.00

(15) Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s financial statements. As of December 31, 2013, there is no pending or threatened litigation of which management is aware.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16) Earnings Per Share

Earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. (dollars in thousands, except per share amounts):

	2013			2012
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Year Ended December 31:
Basic EPS:
Net earnings	$1,149	1,497,737	$0.77	$1,018	1,496,106	$0.68
Effect of dilutive securities-
Incremental shares from assumed conversion of options (antidilutive in 2012)		20,881			—

Diluted EPS:
Net earnings	$1,149	1,518,618	$0.76	$1,018	1,496,106	$0.68

(17) Common Stock Offering

The Company filed a Registration Statement with the Securities and Exchange Commission which was effective on December 11, 2013. The Company is offering up to 1,200,000 shares of common stock for $12.50 per share through February 28, 2014. The Registration Statement has been extended to March 31, 2014.

(18) Subsequent Events

During March of 2014, the Company determined that a purchased loan participation secured by commercial real estate in the amount of $1.4 million was impaired. The lead Bank has ordered an appraisal and the Company has not determined if there is a loss related to this loan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19) Parent Company Only Financial Information

The Holding Company’s unconsolidated financial information follows:

Condensed Balance Sheets

(In thousands)

	At December 31,
	2013	2012
Assets
Cash	$13	20
Investment in subsidiary	16,296	15,982
Other assets	270	37

Total assets	$16,579	16,039

Liabilities-
Accounts payable	218	—

Stockholders’ Equity
Stockholders’ equity	16,361	16,039

Total liabilities and stockholders’ equity	$16,579	16,039

Condensed Statements of Operations

(In thousands)

	Year Ended December 31,
	2013	2012
Revenues	$—	—
Expenses	(37)	(36)
Income tax benefit	15	13

Loss before earnings of subsidiary	(22)	(23)
Net earnings of subsidiary	1,171	1,041

Net earnings	$1,149	1,018

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19) Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$1,149	1,018
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(1,171)	(1,041)
Stock issued as compensation	30	—
Increase in other assets	(233)	(13)
Increase in liabilities	218	—

Net cash used in operating activities	(7)	(36)

Net decrease in cash	(7)	(36)

Cash at beginning of the year	20	56

Cash at end of year	$13	20

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive (loss) income of subsidiary, net change in unrealized gain on securities available for sale, net of tax	$(860)	(82)

Stock-based compensation expense of subsidiary	$3	7

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that PMHC files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of PMHC’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of PMHC’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Principal Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Boards of Directors of PMHC and the Bank are each composed of the same fourteen members. The members of both Boards of Directors are elected each year for one year terms. Our shareholders elect the Company’s Board of Directors, while the Company (as the sole shareholder), elects the Board of Directors of the Bank. Executive officers of the Company and of the Bank are elected by the respective Board of Directors and hold office until their successors are elected.

The following table lists the names and ages of all directors and executive officers of the Company and indicates all positions and offices with PMHC and the Bank held by each person. Also included in the table is the year in which each person commenced service with Prime Meridian, and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

Name	Age	Position with the Company	Position with the Bank	Year Joined Prime Meridian	Principal Occupation
William D. Crona	65	Director	Director	2010	Financial Consultant, Investor & CPA
Sammie D. Dixon, Jr.	44	CEO, President, Director	CEO, President, Director	2010	Chief Executive Officer & President
Steven L. Evans	66	Director	Director	2010	Retired IBM Executive
R. Randy Guemple	62	Director	Director	2010	Retired Banker & Certified Public Accountant
Kathleen C. Jones	60	CFO, EVP, Director	CFO, EVP, Director	2010	Executive Vice President, Chief Financial Officer
Chris L. Jensen, Jr.	57	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Robert H. Kirby	47	Director	Director	2010	Businessman, Partner in Rehab Technologies
Frank L. Langston	56	Director	Director	2010	Principal of NAI TALCOR
Todd A. Patterson, D.O.	63	Director	Director	2010	Osteopathic Physician
L. Collins Proctor, Sr.	44	Director	Director	2010	Partner/Chief Operating Officer kW Control - Holdings, LLC
Garrison A. Rolle, M.D.	51	Director	Director	2010	Orthopedic Surgeon
Steven D. Smith	60	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee
Marjorie R. Turnbull	73	Director	Director	2010	Consultant
Susan Payne Turner	47	N/A	SVP, Chief Risk Officer	2013	Senior Vice President, Chief Risk Officer
Richard A. Weidner	69	Chairman	Chairman	2010	CPA, Partner with Carr, Riggs & Ingram, LLC

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information.

Executive Officers

Sammie D. Dixon, Jr., is the Company’s and the Bank’s Chief Executive Officer and President, as well as a member of both Boards of Directors. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. From August 2003 to June 2005, he served as Chief Executive Officer and President for Bank of Thomas County, Georgia. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. Mr. Dixon began his banking career with NationsBank in 1997. Mr. Dixon is active in the community as a member of the Rotary Club of Tallahassee, a Board member of Big Bend Hospice Foundation, a member of the Tallahassee Memorial Hospital Foundation Board of Trustees, a Board member of the Economic Development Council of Tallahassee/Leon County, and attends Saint Peter’s Anglican Church. Mr. Dixon’s banking experience and intimate knowledge of the Bank qualify him to serve on our Board of Directors.

Kathleen C. Jones, is the Company’s and the Bank’s Chief Financial Officer and Executive Vice President and a member of both of their Boards of Directors. Prior to joining the Bank, she spent 36 years with SunTrust Bank and its predecessor institutions. Mrs. Jones retired from SunTrust Bank in 2007, at the position of the North Florida Regional Senior Vice President and Senior Banking Operations Manager. She is a 1978 graduate of Florida State University where she received a Bachelor of Science in Finance.

She also is a 1988 graduate of the Graduate School of Banking of the South in Baton Rouge, Louisiana. Mrs. Jones is a member of Thomasville Road Baptist Church. Mrs. Jones’ banking experience and intimate knowledge of the Company’s financial operations qualify her to serve on our Board of Directors.

Chris L. Jensen, Jr., is the Bank’s Executive Vice President and Senior Lender, an Executive Vice President of the Company, as well as a director of the Company and the Bank. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over 30 years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Boards of several local groups including the Young Actors Theatre, the Suwannee River Area Council for the Boy Scouts of America and the Rotary Club of Tallahassee. Mr. Jensen’s banking experience and intimate knowledge of the Bank’s lending activities and market qualify him to serve on our Board of Directors.

Susan Payne Turner, is Senior Vice President and Chief Risk Officer for the Bank. She was formerly a Regional Retail Leader for Centennial Bank, where her responsibilities included management of retail for ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Prior to this position, Mrs. Turner was Chief Financial Officer for a community bank with responsibilities in: financials, budgeting, staff management and development; AML/BSA compliance; deposit compliance; facility expansion; GLBA-Technology; and audit/exam initiatives. Mrs. Turner began her banking career while working part-time in high school and has worked in many areas of banking including operations, marketing, compliance, financials and human resources. She is a graduate of Florida State University and received her Master’s in Business Administration from Troy University in 2005. Mrs. Turner also graduated from the Graduate School of Banking at LSU. Currently, she is the Chair for Tallahassee Community College Foundation and Chair for the Wakulla County Senior Citizens’ Council, and also serves on the Wakulla County Chamber of Commerce Board. Mrs. Turner is Treasurer for the Coastal Optimist Club.

Directors

William D. Crona, is a certified public accountant. In 2005, he retired from a 23 year career with the accounting firm of Law, Redd, Crona and Munroe, CPAs, in Tallahassee, Florida, where he served as a partner. He currently is a private financial consultant and investor in the Tallahassee area. Mr. Crona serves on the boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, Calloway Corporation, TEC Incorporated, SAVA, the City of Tallahassee Citizen Advisory Board, Terra, and Verdicorp, Inc. Mr. Crona’s financial and accounting experience, as well as his familiarity with our market area, qualifies him to serve on our Board of Directors.

Steven L. Evans, retired from a 30 year career with IBM in 2003. Mr. Evans is a graduate of the University of Michigan and played baseball in the St. Louis Cardinal organization for six years prior to joining IBM. In 1986, he and his family moved to Tallahassee, Florida, to assume responsibility for IBM’s Florida Public Sector Industry and to serve as IBM’s Senior State Executive. In 1994, Mr. Evans became an IBM Vice President with responsibility across North America. Mr. Evans currently serves on the Boards of Florida Taxwatch Research Institute, Tallahassee Memorial Hospital, Tallahassee Chamber of Commerce, MGT of America, FSU-Jim Moran Institute for Global Entrepreneurialism, FSU Marine Research Lab Advisor, FSU University Center Club, and Municipal Code Corporation. Mr. Evans’ business experience and significant involvement in our community qualify him to serve on our Board of Directors.

R. Randy Guemple, is a retired bank Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida. Mr. Guemple is currently Chairman of the Board of Trustees for the Tallahassee Memorial Healthcare Foundation, Inc. and Emeritus Director of Elder Care Services, Inc. He is also the current Executive Director of the Leon County Educational Facilities Authority and an active member of the Tallahassee Kiwanis Club. He is a former baseball player at Florida State University. Mr. Guemple’s banking and finance experience qualify him to serve on our Board of Directors. Based upon Mr. Guemple’s experience, the Board of Directors believes he is qualified to be designated as the Audit Committee Financial Expert.

Robert H. Kirby, was elected to the Boards of the Company and the Bank in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, Southern Fidelity Mortgage Group of Huntsville, LLC, a mortgage brokerage company, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby received a Bachelor’s degree from the University of the South, Sewanee, Tennessee and a Masters of Business Administration from the University of Alabama, Tuscaloosa, Alabama. He serves on the Boards of a number of private companies and nonprofit organizations, including Maclay School and Tall Timbers Research, Inc. Mr. Kirby’s business experience and knowledge of our market area qualify him to serve on our Board of Directors.

Frank L. Langston, has, since 1990, been a principal with the real estate services company, NAI TALCOR, located in Tallahassee. After attending Auburn University, Mr. Langston entered the management training program of First Florida Banks in Tampa. While assigned to the Marketing Department, Mr. Langston gained valuable first hand real estate experience in locating bank branch locations around the state. In addition, he participated in strategic planning, new product development, and market analysis. From 1981 to 1984, Mr. Langston served as Marketing Director with the responsibility of business development for the Tallahassee

Office. In May 1989, he entered the commercial real estate business specializing in retail and office sales and leasing, and bank-owned real estate. Mr. Langston is a Certified Commercial Investment Member, a Florida licensed broker-salesman, and an Alabama licensed broker. He is also a member of the National Association of Realtors, the Florida Association of Realtors, and the Tallahassee Association of Realtors. He currently serves on the Advisory Board of the Masters of Real Estate Development Program at Auburn University. His business experience and knowledge of the real estate market in the Bank’s market area qualify him to serve on our Board of Directors.

Todd A. Patterson, D.O., is a retired osteopathic physician and the former Director of the Neonatal Intensive Care Unit for Tallahassee Memorial Hospital. He is also one of the founders of the Tallahassee Ronald McDonald House. Dr. Patterson received his Bachelor’s degree from Hobart & William Smith College, in Geneva, New York, and his Doctorate of Osteopathy from the College of Osteopathic Medicine & Surgery, in Des Moines, Iowa. He serves on the Boards of the Tallahassee Memorial Hospital Foundation and Big Bend Hospice. Dr. Patterson’s business experience and knowledge of our market area qualify him to serve on our Board of Directors.

L. Collins Proctor, Sr., is a partner and Chief Operating Officer of kW Control – Holdings, LLC, a regional energy management company servicing government, education, corporate, and nonprofit clients. Mr. Proctor is also a co-founder of Red Brick Partners, LLC, a Tallahassee-based real estate and private equity investment firm started in 2006. Prior to 2006, Mr. Proctor owned and managed a regional real estate acquisition and construction advisory firm with which he was associated for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University in 1991, and his Master of Business Administration from Emory University in 1997, between which times he served five years with NationsBank in its leveraged leasing group. Mr. Proctor also serves on the Board of the Tallahassee Downtown Improvement Authority (DIA). Mr. Proctor’s business and banking experience and knowledge of our market area qualify him to serve on our Board of Directors.

Garrison A. Rolle, M.D., is an orthopedic surgeon who joined the Tallahassee Orthopedic Group in 1997. He previously served on AmSouth Bank’s Advisory Board of Directors in Tallahassee, and was formerly a director of Regions Bank in Tallahassee. In the early 1980’s, Dr. Rolle played football for the University of Florida, while pursuing his Bachelors of Science degree. In 1990, he received his Doctorate in Medicine from the University of Florida. Dr. Rolle’s business and banking experience and knowledge of our market area qualify him to serve on our Board of Directors.

Steven D. Smith, is the owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle area, including Tallahassee, Florida. He currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately 38 million U.S. households. He was also a director of Chipola Community Bank in Marianna, Florida, from 2004 until it was placed into receivership in 2013, after numerous attempts to raise capital and find merger partners. Mr. Smith is also the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama. His business and banking experience and knowledge of our market area qualify him to serve on our Board of Directors.

Marjorie R. Turnbull, currently is a consultant for nonprofit organizations. Previously, she served as the Vice President for Institutional Advancement and Executive Director of the Tallahassee Community College Foundation from 1995 until her retirement in 2006. From 1994 to 2000, Mrs. Turnbull represented Leon County, District 9, in the Florida House of Representatives. Prior to her service in the Florida House of Representatives, she was a member of the Leon County Commission from 1988 to 1994, Deputy Assistant Secretary for Health Planning for the State of Florida, and a member of the staff of the Florida House of Representatives. Mrs. Turnbull is a member of the Board of Directors for the Florida College System Foundation, the Board of Trustees of Florida A&M University, as well as the Institutional Review Board of Tallahassee Memorial Hospital. She has also served in the past as President of the Council of Neighborhood Associations, the Tallahassee Symphony Orchestra, and the Children’s Home Society. Mrs. Turnbull’s extensive knowledge of our community and government activities qualifies her to serve on our Board of Directors.

Richard A. Weidner, serves as the Chairman of the Boards of the Company and the Bank. He is a certified public accountant and a partner and member of the Executive Committee of Carr, Riggs & Ingram, LLC, an accounting firm with more than 100 partners and 750 employees. In 2002, this firm acquired Williams, Cox, Weidner & Cox, PA, which Mr. Weidner helped establish in 1972. From approximately 1998 to 2001, Mr. Weidner served as an Advisory Board member for SunTrust Bank. Mr. Weidner currently serves on the Audit Committee of the Tallahassee Community College Foundation Board and on the Children’s Home Society Foundation Advisory Board. He is a past Treasurer of the Tallahassee Chamber of Commerce, past President of the Tallahassee YMCA, and past Treasurer of the Maclay School Board of Directors. He has also served on the Leon County Library Advisory Board and was a United Way Campaign Captain. Mr. Weidner’s business and accounting experience and knowledge of our market area qualify him to serve on our Board of Directors.

Audit Committee Matters

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and which operates under a formal written charter adopted by the Board of Directors. The members of that committee are William D. Crona, R. Randy Guemple, Robert H. Kirby, L. Steven L. Evans and Steven D. Smith, each of whom was considered independent under Nasdaq listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not currently subject to the beneficial ownership reporting requirements of Section 16(a).

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. A copy of the Company’s Code of Ethics is filed as an exhibit with this Form 10-K, is available on our website at www.primemeridianbank.com or free of charge from the Company by writing to our Corporate Secretary at Prime Meridian Holding Company, 1897 Capital Circle NE, Second Floor, Tallahassee, Florida 32308 or by calling (850) 907-2301.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

General

The Company does not compensate any of its executive officers and has no other employees. The Bank’s executive compensation program is designed to attract and retain qualified management, meet short-term financial goals, and enhance long-term shareholder value. Currently, we strive to pay each Bank executive officer the base salary that would be paid on the open market for a similarly qualified officer of that position. The Bank’s Compensation Committee determines the level of base salary and any incentive bonus for the executive officers based upon competitive norms derived from surveys published by independent banking institutes and private companies specializing in the analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries. Actual salary changes and discretionary bonus awards are based upon the Compensation Committee’s evaluation of the Bank’s performance, the officer’s responsibilities, and individual performance standards of each executive officer. Until March 2014, the Board of Directors has acted as the Compensation Committee. As of March 20, 2014, a Compensation Committee for the Company has been established and a charter adopted. The members of the Compensation Committee are: R. Randy Guemple (Chairman); Steven L. Evans; Robert H. Kirby; and Steven D. Smith.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for our fiscal years ended December 31, 2012, 2011, and 2010.

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		All Other Compensation*		Total
Sammie D. Dixon, Jr. CEO and President	2013 2012 2011	$ $ $	237,500 225,000 200,000	$ $ $	25,000 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	6,600 6,600 6,600	$ $ $	269,100 231,600 206,600
Kathleen C. Jones CFO and EVP	2013 2012 2011	$ $ $	164,000 155,000 145,000	$ $ $	15,000 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	179,000 155,000 145,000
Chris L. Jensen, Jr. SLO and EVP	2013 2012 2011	$ $ $	135,000 120,833 100,000	$ $ $	6,512 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	6,600 6,600 6,600	$ $ $	148,112 127,433 106,600

*	Includes car allowances.

Outstanding Equity Awards

The 2007 Stock Option Plan (“Plan”) was approved by the shareholders of the Bank at a Special Meeting of the Shareholders held on December 27, 2007, prior to the share exchange pursuant to which the Company acquired the Bank. The Company assumed the Plan upon its acquisition of the Bank. The Board of Directors believes that stock-based incentives are important factors in attracting, retaining, and rewarding employees and directors of the Bank and directors of the Company and closely aligning their interests with those of shareholders. The following is a summary of the material terms of the Plan. This summary is qualified in its entirety by the complete terms of the Plan.

The Plan provides for grants of options to purchase Common Stock. Options to purchase Common Stock may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified options, which are not intended to satisfy the requirements of Section 422 of the Code (“NQOs”).

There are 152,905 shares of Common Stock reserved for issuance under the Plan. Any shares subject to an option, that remain unissued after the cancellation, expiration, or exchange of an option will again become available for use under the Plan.

The Plan is administered by the Company’s Board of Directors, which has the sole authority to grant options under the Plan. Our Board is authorized to interpret the Plan, to determine the employees and directors to receive grants, the number of shares to be granted, the terms of option grants, the provisions of the respective options (which need not be identical) and to take such other action in the administration and operation of the Plan as our Board deems equitable under the circumstances. Our Board of Directors has also reserved to itself the right to amend or terminate the Plan. However, no amendment may be implemented without approval of the shareholders to the extent such approval is required under applicable law, Code Section 422, Rule 16b-3, or any applicable stock exchange rule. Furthermore, in no case can options be re-priced either by cancellation and re-grant or by lowering the exercise price of a previously granted award.

The following table provides information regarding stock options held by each of our named executive officers as of December 31, 2013. All of the stock options shown in the table below were granted under the Plan and have a per share exercise price equal to or greater than the fair market value of our Common Stock on the grant date. No stock options were exercised by the named executive officers during 2013.

Name and Principal Position	Date of Grant	# of Securities Underlying Unexercised Option (#) Exercisable	# of Securities Underlying Unexercised Option (#) Unexercisable	Option Exercise Price	Option Expiration Date
Sammie D. Dixon, Jr. CEO and President	1/1/09 1/1/09 1/1/09 1/1/09 1/1/09	4,000 4,000 4,000 4,000 4,000		$10.00 10.00 10.00 10.00 10.00	1/1/15 1/1/16 1/1/17 1/1/18 1/1/19

Kathleen C. Jones CFO and EVP	1/1/09 1/1/09 1/1/09 1/1/09 1/1/09	2,500 2,500 2,500 2,500 2,500		$10.00 10.00 10.00 10.00 10.00	1/1/15 1/1/16 1/1/17 1/1/18 1/1/19

Chris L. Jensen, Jr. SLO and EVP	1/1/09 1/1/09 1/1/09 1/1/09 1/1/09	2,500 2,500 2,500 2,500 2,500		$10.00 10.00 10.00 10.00 10.00	1/1/15 1/1/16 1/1/17 1/1/18 1/1/19

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Director Compensation

PMHC does not pay directors fees. The Bank pays cash fees to its directors of $350 per Board meeting attended and $50 per Board committee meeting attended, which can be paid in cash or used to purchase Company Common Stock at its face market value. In 2013, the Bank paid a total of $57,070 in fees to its directors.

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (“Directors’ Plan”). The Directors’ Plan permits the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company Common Stock. Should the Company pay director fees in the future, the Directors’ Plan would allow them to make the same election. Pursuant to the Directors’ Plan, each director is permitted to make an annual election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive shares of Common Stock, he or she will receive 110% of the amount of fees set by the Board or the Compensation Committee. The value of Common Stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of Common Stock if the stock is traded on any market or exchange, or a price set by the Board or its Compensation Committee, acting in good faith. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares, which is approximately 5% of the total shares outstanding as of March 17, 2014. Directors became eligible to participate in the Directors’ Plan on January 1, 2013.

The following table sets forth compensation paid or awarded during 2013 to each of our Bank directors other than executive officers Mr. Dixon, Mrs. Jones and Mr. Jensen, whose compensation is described in the “Summary Compensation Table” above.

Name	Total Fees Awarded in Stock		Total Fees Earned or Paid in Cash
	Cash Value	# of Shares
William D. Crona	—	—	$4,650
Steven L. Evans	$6,380	594	—
R. Randy Guemple	—	—	$6,350
Robert H. Kirby	$5,170	481	—
Frank L. Langston	—	—	$4,950
Todd A. Patterson, D.O.	$4,015	373	$900
L. Collins Proctor, Sr.	—	—	$4,750
Garrison A. Rolle, M.D.	$4,785	445	—
Steven D. Smith	$5,170	481	—
Marjorie R. Turnbull	—	—	$4,500
Richard A. Weidner	$4,895	455	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of March 17, 2014, the Company knows of no beneficial owner of more than five percent of its Common Stock, the only class of voting securities. We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of Common Stock that the directors and executive officers beneficially owned as of March 17, 2014.

Name	Number of Shares(1)	Right to Acquire(2)	Beneficial Ownership Percentage(3)
William D. Crona	40,000	7,000	2.94%
Sammie D. Dixon, Jr.	36,763	20,000	3.52
Steven L. Evans	21,869	7,000	1.80
R. Randy Guemple	20,000	7,000	1.69
Chris L. Jensen, Jr.	31,300	12,500	2.73
Kathleen C. Jones	16,500	12,500	1.81
Robert H. Kirby	36,147	7,000	2.70
Frank L. Langston	25,500	7,000	2.03
Todd A. Patterson, D.O.	36,483	7,000	2.72
L. Collins Proctor, Sr.	8,400	7,000	0.96
Garrison A. Rolle, M.D.	25,556	7,000	2.03
Steven D. Smith	30,597	7,000	2.35
Marjorie R. Turnbull	16,000	7,000	1.44
Richard A. Weidner	60,566	7,000	4.22

Total (14 people)	405,681	122,000	30.77%

Total Actual Shares O/S	1,593,003

(1)	Includes shares for which the named person:

•	has sole voting and investment power;

•	has shared voting and investment power with a spouse, or

•	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Shares covered by stock options.
(3)	Based on 1,593,003 shares issued and outstanding and only the listed individual exercising his or her stock options.

Equity Compensation Plan Information

The following table sets forth information relating to PMHC’s equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Options, Warrants, and Rights		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
2007 Stock Option Plan	134,000	$10.01		18,905
2012 Directors’ Compensation Plan	74,805	$10.74	*	71,976
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A		N/A

Total	208,805	$10.27		90,881

*	The shares issued pursuant to the Directors Plan were previously authorized but unissued shares of the Common Stock of the Company and the per share price upon which they were awarded was based upon the book value at the time of the award, not based upon a previously set exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Both PMHC and the Bank encourage its directors, executive officers, and their immediate family members to establish client relationships with the Bank. Loans made to directors, executive officers, and their immediate families, as well as, any principal shareholders, require approval of a majority of the disinterested directors approving the loan. All transactions between the Company or the Bank and their directors, executive officers, the immediate family members of directors and executive officers, employees, and any principal shareholders, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with nonaffiliated persons. In these transactions, management’s opinion did not involve above average risk of collectability or present any other unfavorable features.

As of December 31, 2013 and December 31, 2012, respectively, loans to directors, executive officers, and their immediate family members represented $3.7 million and $3.6 million, or approximately 3.03% and 3.76% of the Bank’s total loan portfolio. All of these loans are current and performing according to their terms.

We currently lease our Timberlane Road office space from MS Timberlane, Inc., a company for which Director Crona also serves as a director. The payments we made under that lease for the years ended December 31, 2013 and 2012 were $114,000 and $125,000, respectively. In addition, we have contracted with Carr, Riggs & Ingram, LLC to perform loan reviews of the Bank’s loan portfolio resulting in $24,000 and $15,000 in expense during the years ended December 31, 2013 and 2012, respectively. As described above, Chairman Weidner, is a partner and member of the Executive Committee of Carr, Riggs & Ingram, LLC.

Item 14.	Principal Accounting Fees and Services

Fees for professional services provided by Hacker, Johnson & Smith were as follows for the last two fiscal years:

	2013	2012
Audit fees[1]	$32,254	$23,000
Tax fees[2]	6,000	6,000
All other fees[3]	23,000	—

	$61,254	$29,000

[1]	Includes professional services rendered for the audit of PMHC’s annual financial statements, including out-of-pocket expenses.
[2]	Tax fees include the preparation of state and federal tax returns and assistance with tax questions and research.
[3]	All other fees related to services rendered in relation to the Company’s filing of its S-1.

The above fees were approved in accordance with the Audit Committee’s policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2013 or 2012 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2013 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

AUDIT COMMITTEE
R. Randy Guemple, Chair	Steven D. Smith	Steven L. Evans
Robert H. Kirby	William D. Crona

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets — December 31, 2013 and 2012

Consolidated Statements of Income — For the Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a) 3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan (“2007 Plan”)	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“2012 Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Agreement for Loan Review Services with Carr, Riggs & Ingram, LLC	Exhibit 10.6 to Registration Statement on Form S-1 filed on October 18, 2013

14.1	Code of Ethics	Filed Herewith

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

23.1	Consent of Hacker, Johnson & Smith, P.A.	Filed herewith

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Chief Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Kathleen C. Jones, Chief Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Filed Herewith

99.2	Charter of the Compensation Committee	Filed Herewith

Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere within.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

Date: March 28, 2014	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ William D. Crona William D. Crona	Director	March 28, 2014

/s/ Sammie D. Dixon, Jr. Sammie D. Dixon, Jr.	CEO, President, Principal Executive Officer, & Director	March 28, 2014

/s/ Steven L. Evans Steven L. Evans	Director	March 28 2014

/s/ R. Randy Guemple R. Randy Guemple	Director	March 28, 2014

/s/ Chris L. Jensen, Jr. Chris L. Jensen, Jr.	Director	March 28, 2014

/s/ Kathleen C. Jones Kathleen C. Jones	CFO, EVP, Principal Financial Officer & Director	March 28, 2014

/s/ Robert H. Kirby Robert H. Kirby	Director	March 28, 2014

/s/ Frank L. Langston Frank L. Langston	Director	March 28, 2014

/s/ Todd A. Patterson, D.O. Todd A. Patterson, D.O.	Director	March 28, 2014

/s/ L. Collins Proctor, Sr. L. Collins Proctor, Sr.	Director	March 28, 2014

Garrison A. Rolle, M.D.	Director

/s/ Steven D. Smith Steven D. Smith	Director	March 28, 2014

/s/ Marjorie R. Turnbull Marjorie R. Turnbull	Director	March 28, 2014

/s/ Richard A. Weidner Richard A. Weidner	Chairman	March 28, 2014