Form 10-Q
period 2014-03-31
Prime Meridian Holding Co
filed 2014-05-13
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1897 Capital Circle NE, Second Floor, Tallahassee, Florida	32308
(Address of principal executive offices)	(Zip Code)

(850) 907-2301

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerate filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2014: 1,692,201

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$4,148	5,033
Federal funds sold	147	147
Interest-bearing deposits	33,369	28,986

Total cash and cash equivalents	37,664	34,166
Securities available for sale	43,861	44,071
Loans held for sale	946	150
Loans, net of allowance for loan losses of $1,775 and $1,734	125,191	121,220
Federal Home Loan Bank stock	186	204
Premises and equipment, net	3,750	3,757
Deferred tax asset	343	426
Accrued interest receivable	535	516
Bank-owned life insurance	1,575	1,562
Capitalized offering costs	255	218
Other assets	215	183

Total assets	$214,521	206,473

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	59,057	59,011
Savings, NOW and money-market deposits	114,120	109,760
Time deposits	14,295	14,594

Total deposits	187,472	183,365

Other borrowings	5,733	5,719
Official checks	1,735	636
Other liabilities	403	392

Total liabilities	195,343	190,112

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,691,621 and 1,498,937 issued and outstanding	17	15
Additional paid-in capital	17,335	14,929
Retained earnings	1,988	1,732
Accumulated other comprehensive loss	(162)	(315)

Total stockholders’ equity	19,178	16,361

Total liabilities and stockholders’ equity	$214,521	206,473

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans	$1,642	1,362
Securities	220	211
Other	25	13

Total interest income	1,887	1,586

Interest expense:
Deposits	158	181
Other borrowings	14	14

Total interest expense	172	195

Net interest income	1,715	1,391
Provision for loan losses	29	184

Net interest income after provision for loan losses	1,686	1,207

Noninterest income:
Service charges and fees on deposit accounts	41	27
Gain on sale of loans	28	229
Income from bank-owned life insurance	13	14
Other income	47	85

Total noninterest income	129	355

Noninterest expenses:
Salaries and employee benefits	812	602
Occupancy and equipment	188	203
Professional fees	86	44
Advertising	78	68
Other	264	192

Total noninterest expenses	1,428	1,109

Earnings before income taxes	387	453

Income taxes	131	159

Net earnings	$256	294

Basic earnings per share	$0.17	0.20

Diluted earnings per share	$0.17	0.20

Cash dividends per common share	$0	0

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net earnings	$256	294

Other comprehensive income (loss):

Net change in unrealized (loss) gain	242	(84)

Deferred income taxes (benefit) on above change	89	(30)

Total other comprehensive income (loss)	153	(54)

Comprehensive income	$409	240

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2012	1,496,106	$15	14,896	583	545	16,039

Net earnings for the three months ended March 31, 2013 (unaudited)	0	0	0	294	0	294

Net change in unrealized gain on securities available for sale (unaudited)	0	0	0	0	(54)	(54)

Common stock issued as compensation to directors (unaudited)	618	0	7	0	0	7

Balance at March 31, 2013 (unaudited)	1,496,724	$15	14,903	877	491	16,286

Balance at December 31, 2013	1,498,937	$15	14,929	1,732	(315)	16,361

Net earnings for the three months ended March 31, 2014 (unaudited)	0	0	0	256	0	256

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	153	153

Sale of common stock (unaudited)	192,122	2	2,400	0	0	2,402

Common stock issued as compensation to directors (unaudited)	562	0	6	0	0	6

Balance at March 31, 2014 (unaudited)	1,691,621	$17	17,335	1,988	(162)	19,178

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$256	294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95	86
Provision for loan losses	29	184
Net amortization of deferred loan fees	(13)	(14)
Deferred income taxes	(6)	(293)
Amortization of premiums, discounts on securities available for sale	120	115
Gain on sale of loans held for sale	(28)	(229)
Proceeds from the sale of loans held for sale	539	2,130
Loan originated as held for sale	(1,307)	(1,901)
Stock issued as compensation	6	7
Income from bank-owned life insurance	(13)	(14)
Net increase in accrued interest receivable	(19)	(36)
Net (increase) decrease in other assets and capitalized offering costs	(69)	32
Net increase in other liabilities and official checks	1,110	108

Net cash provided by operating activities	700	469

Cash flows from investing activities:
Loan originations, net of principal repayments	(3,987)	(13,083)
Purchase of securities available for sale	(1,609)	(3,723)
Principal repayments of securities available for sale	1,941	2,188
Redemption of Federal Home Loan Bank stock	18	6
Purchase of premises and equipment	(88)	(17)

Net cash used in investing activities	(3,725)	(14,629)

Cash flows from financing activities:
Net increase in deposits	4,107	9,987
Increase in other borrowings	14	14
Proceeds from sale of common stock	2,402	0

Net cash provided by financing activities	6,523	10,001

Net increase in cash and cash equivalents	3,498	(4,159)
Cash and cash equivalents at beginning of period	34,166	26,498

Cash and cash equivalents at end of period	$37,664	22,339

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$172	197

Income taxes	$40	0

Noncash transaction-
Accumulated other comprehensive (loss) income, net change in unrealized (loss) gain on sale of securities available for sale, net of taxes	$153	(54)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

Prime Meridian Holding Company (the “Holding Company”) owns 100% of the outstanding common stock of Prime Meridian Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its banking offices located in Tallahassee, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2014, and the results of operations for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income.  Accounting principles generally accepted in the United States of America (“GAAP”) generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income is the net change in the unrealized gains (loss) on the securities available for sale.

Share-Based Compensation.  The Company expenses the fair value of any stock options granted. The Company recognizes share-based compensation in the statements of earnings as the options vest.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

Recent Accounting Standards Update.  In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective beginning January 1, 2015.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2014:
U.S. Government agency securities	$7,170	8	(259)	6,919
Municipal securities	9,097	36	(162)	8,971
Mortgage-backed securities	25,930	267	(155)	26,042
Asset-backed securities	1,921	8	0	1,929

	$44,118	319	(576)	43,861

At December 31, 2013:
U.S. Government agency securities	7,290	8	(329)	6,969
Municipal securities	9,139	14	(269)	8,884
Mortgage-backed securities	26,225	253	(198)	26,280
Asset-backed securities	1,916	22	0	1,938

	$44,570	297	(796)	44,071

Securities with gross unrealized losses at March 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government agency securities	$222	4,989	37	964
Municipal securities	121	2,890	41	779
Mortgage-backed securities	73	8,260	82	2,151

	$416	16,139	160	3,894

The unrealized losses at March 31, 2014 on twenty-two securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

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

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2014:
U.S. Government agency securities	$6,919	0	6,919	0
Municipal securities	8,971	0	8,971	0
Mortgage-backed securities	26,042	0	26,042	0
Asset-backed securities	1,929	0	1,929	0

	$43,861	0	43,861	0

At December 31, 2013:
U.S. Government agency securities	6,969	0	6,969	0
Municipal securities	8,884	0	8,884	0
Mortgage-backed securities	26,280	0	26,280	0
Asset-backed securities	1,938	0	1,938	0

	$44,071	0	44,071	0

During the three months ended March 31, 2014 and the year ended December 31, 2013, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At March 31, 2014:
Due in less than one year	$1,000	1,001
Due in one to five years	534	538
Due five to ten years	7,590	7,379
Due after ten years	7,143	6,972
Mortgage-backed securities	25,930	26,042
Asset-backed securities	1,921	1,929

	$44,118	43,861

(3)	Loans

The segments of loans are as follows (in thousands):

	At March 31, 2014	At December 31, 2013
Real estate mortgage loans:
Commercial	$45,831	44,796
Residential and home equity	41,134	38,571
Construction	11,909	12,933

Total real estate mortgage loans	98,874	96,300
Commercial loans	26,188	24,651
Consumer and other loans	1,960	2,072

Total loans	127,022	123,023
Less:
Net deferred loan fees	(56)	(69)
Allowance for loan losses	(1,775)	(1,734)

Loans, net	$125,191	121,220

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans				Consumer and Other Loans
	Commercial	Residential and Home Equity	Construction	Commercial Loans		Total
Three-Month Period Ended March 31, 2014:
Beginning balance	$604	545	175	387	23	1,734
Provision (credit) for loan losses	13	30	(15)	2	(1)	29
Net (charge-offs) recoveries	0	0	0	12	0	12

Ending balance	$617	575	160	401	22	1,775

Three-Month Period Ended March 31, 2013:
Beginning balance	352	226	237	405	23	1,243
Provision (credit) for loan losses	175	251	(118)	(108)	(16)	184
Net (charge-offs) recoveries	0	0	0	0	9	9

Ending balance	$527	477	119	297	16	1,436

At March 31, 2014:
Individually evaluated for impairment:
Recorded investment	$1,403	36	0	217	0	1,656

Balance in allowance for loan losses	$0	22	0	75	0	97

Collectively evaluated for impairment:
Recorded investment	$44,428	41,098	11,909	25,971	1,960	125,366

Balance in allowance for loan losses	$617	553	160	326	22	1,678

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$0	36	0	346	0	382

Balance in allowance for loan losses	$0	23	0	82	0	105

Collectively evaluated for impairment:
Recorded investment	$44,796	38,535	12,933	24,305	2,072	122,641

Balance in allowance for loan losses	$604	522	175	305	23	1,629

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The Company has divided the loan portfolio into three portfolio segments and five portfolio classes, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten based upon standards set forth in the policies approved by the Company’s Board of Directors. The portfolio segments and classes are identified by the Company as follows:

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

Residential Real Estate Loans.  We offer first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally on the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Bank offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year or 5-year adjustable rate mortgage; while 15-year or 30-year fixed-rate loans are sold to the secondary market.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

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

In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt, unless secured by liquid collateral or as otherwise justified.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Consumer Loans and Other.  These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; the collateral may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. In many cases, these are unsecured credits that subject us to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, management does not anticipate consumer loans will become a substantial component of our loan portfolio at any time in the foreseeable future. Consumer loans are made at fixed- and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

The following summarizes the loan credit quality (in thousands):

	Pass	Special Mentioned	Substandard	Doubtful	Loss	Total
At March 31, 2014:
Real estate mortgage loans:
Commercial	$41,964	393	3,474	0	0	45,831
Residential and home equity	38,628	1,777	729	0	0	41,134
Construction	11,901	0	8	0	0	11,909
Commercial loans	24,994	477	717	0	0	26,188
Consumer and other loans	1,925	35	0	0	0	1,960

Total	$119,412	2,682	4,928	0	0	127,022

At December 31, 2013:
Real estate mortgage loans:
Commercial	40,901	1,804	2,091	0	0	44,796
Residential and home equity	36,461	1,346	764	0	0	38,571
Construction	12,528	396	9	0	0	12,933
Commercial loans	23,919	509	223	0	0	24,651
Consumer and other loans	1,914	38	120	0	0	2,072

Total	$115,723	4,093	3,207	0	0	123,023

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2014:
Real estate mortgage loans:
Commercial	$0	0	0	0	44,428	1,403	45,831
Residential and home equity	0	0	0	0	41,134	0	41,134
Construction	0	0	0	0	11,909	0	11,909
Commercial loans	33	0	0	33	26,155	0	26,188
Consumer and other loans	8	0	0	8	1,952	0	1,960

Total	$41	0	0	41	125,578	1,403	127,022

At December 31, 2013:
Real estate mortgage loans:
Commercial	0	0	0	0	44,796	0	44,796
Residential and home equity	0	0	0	0	38,571	0	38,571
Construction	0	0	0	0	12,933	0	12,933
Commercial loans	38	0	0	38	24,613	0	24,651
Consumer and other loans	0	0	0	0	2,072	0	2,072

Total	$38	0	0	38	122,985	0	123,023

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At March 31, 2014:
Commercial real estate	$1,403	1,403	0	0	0	1,403	1,403	0
Residential and home equity	0	0	35	35	23	35	35	23
Commercial loans	56	56	162	162	74	218	218	74

Total	$1,459	1,459	197	197	97	1,656	1,656	97

At December 31, 2013:
Residential and home equity	0	0	36	36	23	36	36	23
Commercial loans	27	27	319	319	82	346	346	82

Total	$27	27	355	355	105	382	382	105

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended March 31,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Commercial real estate	$140	0	0	0	0	0
Residential and home equity	35	0	0	266	0	0
Construction	0	0	0	0	0	0
Commercial loans	220	4	4	0	0	0

Total	$395	4	4	266	0	0

There were no loans measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013.

There were no loans determined to be troubled debt restructuring (“TDR”) entered into during the three months ended March 31, 2013. The following is a summary of loans determined to be TDR’s entered into during the three months ended March 31, 2014:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential and home equity:
Modified interest rates	0	$0	0
Modified payment schedule for six months	1	35	35
Commercial:
Modified interest rates	0	0	0
Modified payment schedule for six months	1	122	122

Total	2	$157	157

The allowance for loan losses on all loans that have been restructured and are considered TDR’s is included in the Bank’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR’s that have subsequently defaulted are considered collateral-dependent. There were no TDR’s that subsequently defaulted during the three months ended March 31, 2014, which were restructured during the same period.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital

Banks are required to maintain certain minimum regulatory capital requirements. The Bank is considered to be well-capitalized. The following is a summary at March 31, 2014 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	8.68%	6.00%
Tier I capital to risk-weighted assets	13.67%	8.00%
Total capital to risk-weighted assets	14.92%	10.00%

(5)	Earnings Per Share

Earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. (dollars in thousands, except per share amounts):

	2014			2013
	Earnings	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
Three Months Ended March 31:
Basic EPS:
Net earnings	$256	1,534,868	$0.17	$294	1,496,621	$0.20
Effect of dilutive securities-Incremental shares from assumed conversion of options		5,149			2,121

Diluted EPS:
Net earnings	$256	1,540,017	$0.17	$294	1,498,742	$0.20

(6)	Stock-Based Compensation

The 2007 Stock Option Plan provides for certain key employees and directors of the Company to have the option to purchase shares of the Company’s common stock. Under this Plan, the total number of shares which may be issued is 152,905. All options granted will have six to ten-year terms and vest over periods up to five years. As of March 31, 2014, there were 18,905 shares available for grant.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	136,000	$10.00
Options granted	2,500	10.00
Options forfeited	(1,000)	(10.00)

Outstanding at March 31, 2013	137,500	$10.00

Outstanding at December 31, 2013	134,000	$10.01

Outstanding at March 31, 2014	134,000	$10.01	4.9 years

Exercisable at March 31, 2014	130,700	$10.00	4.8 years	$327,000

At March 31, 2014, there was $4,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of twenty-nine months. The total fair value of shares vesting and recognized as compensation expense was $0 and $0 for the three months ended March 31, 2014 and 2013, respectively. There was no associated income tax benefit recognized for the periods ending March 31, 2014 and March 31, 2013.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
2013
Weighted-average risk-free interest rate	1.13%
Expected dividend yield	0
Expected stock volatility	11.24%
Expected life in years	6.5
Per share fair value of options issued during the year	$1.17

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued

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

(7)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2014			At December 31, 2013
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$37,664	37,664	1	34,166	34,166	1
Securities available for sale	43,861	43,861	2	44,071	44,071	2
Loans held for sale	946	946	3	150	150	3
Loans, net	125,191	123,268	3	121,220	121,964	3
Federal Home Loan Bank stock	186	186	3	204	204	3
Accrued interest receivable	535	535	3	516	516	3
Financial liabilities:
Deposits	187,472	187,529	3	183,365	183,295	3
Other borrowings	5,733	5,733	3	5,719	5,719	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Off-Balance-Sheet Financial Instruments, Continued

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2014 are as follows (in thousands):

Commitments to extend credit	$6,891

Construction loans in process	$6,426

Unused lines of credit	$22,323

Standby letters of credit	$1,031

(9)	Common Stock Offering

The Company filed a Registration Statement with the Securities and Exchange Commission which was effective on December 11, 2013. The Company is offering up to 1,200,000 shares of common stock for $12.50 per share. The Registration Statement has been extended to June 30, 2014. As of March 31, 2014, the Company has sold 192,122 shares of common stock for proceeds of $2.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2013. Results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our and our subsidiary’s operations include, but are not limited to, changes in:

•	local, regional, and national economic and business conditions;
•	banking laws, compliance, and the regulatory environment;
•	U.S. and global securities markets, public debt markets, and other capital markets;
•	monetary and fiscal policies of the U.S. Government;
•	litigation, tax, and other regulatory matters;
•	demand for banking services, both loan and deposit products in our market area;
•	quality and composition of our loan or investment portfolios;
•	risks inherent in making loans such as repayment risk and fluctuating collateral values;
•	competition;
•	attraction and retention of key personnel, including our management team and directors;
•	technology, product delivery channels, and end user demands and acceptance of new products;
•	consumer spending, borrowing and savings habits;
•	any failure or breach of our operational systems, information systems or infrastructure, or those of our third party vendors and other service providers, including cyber-attacks;
•	application and interpretation of accounting principles and guidelines;
•	natural disasters, public unrest, adverse weather, public health and other conditions impacting our or our clients’ operations; and
•	other economic, competitive, governmental, regulatory, or technological factors affecting us.

General

Prime Meridian Holding Company (“PMHC” or the “Company”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for, and sole shareholder of, Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by the Company on September 16, 2010. PMHC has no significant operations other than owning the stock of the Bank.

As a one bank holding company, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is deposits. Our largest expenses are interest on those deposits and salaries and employee benefits. We measure our performance through our net interest margin, return on average assets, and return on average equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Financial Condition

As of March 31, 2014, the Company has grown to $214.5 million in total assets, $187.5 million in deposits, and $125.2 million in portfolio net loans. This compares to $206.5 million in total assets, $183.4 million in deposits, and $121.2 million in portfolio net loans, as of December 31, 2013. We attribute our successful growth to a combination of factors including our relationship banking model, our proactive marketing efforts in the community, and our investment in our operations and systems.

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013
Average equity as a percentage of average assets	7.71%	8.79%	9.20%
Equity to total assets at end of period	8.94%	7.92%	9.06%
Return on average assets(1)	0.47%	0.62%	0.67%
Return on average equity(1)	6.15%	7.08%	7.28%
Noninterest expenses to average assets(1)	2.64%	2.63%	2.53%
Nonperforming loans to total loans at end of period	1.10%	0.00%	0.25%

(1)	Annualized for the three months ended March 31, 2014 and March 31, 2013.

Results of Operations

Net interest income constitutes the principal source of income for the Bank and results from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts, savings deposits, money-market accounts, and other borrowings. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on these assets and liabilities.

The following table sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table, the decrease in yield on interest-earning assets has been partially offset by lower rates on interest-bearing liabilities and a higher ratio of interest-earning assets to interest-bearing liabilities.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$124,242	$1,642	5.36%	$101,099	$1,362	5.46%
Securities	43,673	220	2.14	44,570	211	1.98
Other (2)	40,429	25	0.25	21,662	13	0.25

Total interest-earning assets	208,344	$1,887	3.70	167,331	$1,586	3.86

Noninterest-earning assets	7,724			8,289

Total assets	$216,068			$175,620

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$116,216	135	0.47	$103,537	146	0.57
Time deposits <$100,000	3,674	5	0.52	3,372	7	0.78
Time deposits >$100,000	10,723	18	0.67	13,035	28	0.85

Deposits	130,613	158	0.49	119,944	181	0.61
Other borrowings	5,724	14	1.00	5,765	14	1.00

Total interest-bearing liabilities	136,337	172	0.51	125,709	195	0.63

Noninterest-bearing deposits	62,834			33,211
Noninterest-bearing liabilities	240			548
Stockholders’ equity	16,657			16,152

Total liabilities and stockholders’ equity	$216,068			$175,620

Net interest income		$1,715			$1,391

Interest rate spread			3.18%			3.24%

Net interest margin (3)			3.36%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	152.82%			133.11%

(1)	Includes loans held for sale.
(2)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(3)	Net interest margin is net interest income divided by total interest-earning assets, annualized.

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

Net earnings for the three months ended March 31, 2014, were $256,000 or $0.17 per basic and diluted share compared to net earnings of $294,000, or $0.20 per basic and diluted share in the first three months of 2013. The $38,000 decrease in net earnings was driven primarily by a $229,000 gain on sale of loans that was realized in the first quarter of 2013 compared to a $28,000 gain on sale of loans recorded in the first quarter of 2014. The decrease in gain on sale of loans was partially offset by a 20.6%, or $280,000, increase in loan interest income and an 11.8%, or $23,000, decrease in total interest expense when comparing the first quarter of 2014 to the same period a year ago.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $1.7 million for the three months ended March 31, 2014, compared to $1.4 million for the same period in 2013.

Interest Income. Despite generally lower yields on loans since 2011, interest income increased to $1.9 million for the three months ended March 31, 2014, compared to $1.6 million for the first quarter of 2013. The increase was driven by an increase in average loans from $101.1 million at March 31, 2013, to $124.2 million at March 31, 2014. Also contributing to the increase in total interest income was a $9,000 increase in investment interest income and a $12,000 increase in other interest income when comparing the three months ended March 31, 2014 to the same period in 2013.

Interest Expense. Interest expense decreased to $172,000 for the three months ended March 31, 2014, compared to $195,000 for the three months ended March 31, 2013. The decrease in interest expense in the first quarter of 2014 was due to a lower interest rate environment and a shift from interest-bearing to noninterest-bearing deposits. During 2014 and 2013, the Bank aggressively managed interest paid on deposits, decreasing the average rate paid on deposits from 0.63% in the first quarter of 2013 to 0.51% in the first quarter of 2014. Furthermore, the average balance of noninterest-bearing deposits to the average balance of deposits increased from 21.7% at March 31, 2013 to 32.5% at March 31, 2014.

Despite the combination of higher interest-earning asset balances, a shift in deposit mix to noninterest-bearing deposits, and decreases in deposit funding costs, the lower average yield on interest earning assets resulted in a slight decline in the Bank’s net interest margin from 3.39% for the three months ended March 31, 2013, to 3.36% for the same period in 2014.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provisions for loan losses for the three months ended March 31, 2014 and 2013 were $29,000 and $184,000, respectively. Management believes that the ALLL, which was $1.8 million, or 1.40% of gross loans, at March 31, 2014, was adequate as of that date.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges on deposit accounts, gains on sales of loans and income from bank-owned life insurance. For the three months ended March 31, 2014, noninterest income decreased to $129,000 from $355,000 for the same period in 2013. The $226,000 decrease was primarily due to a $229,000 gain on sale of loans that was recorded during the three months ended March 31, 2013, compared to a $28,000 gain on sale of loans that was recorded during the same period in 2014. The decrease in noninterest income was partially offset, however, by a $14,000 increase in service charges and fees on deposit accounts.

Noninterest Expense

Noninterest expense increased $319,000 from $1.1 million for the three months ended March 31, 2013, to $1.4 million for the same period in 2014. The increase was primarily due to a 34.9%, or $210,000, increase in salaries and employee benefits. During the three months ended March 31, 2014, the Bank also incurred higher professional fees and higher printing costs related to the filing of its first Form 10-K, and there was a 14.7%, or $10,000, increase in advertising expenses. In addition, other noninterest expenses increased 37.5%, or $72,000, during this period, primarily driven by increases in spending for business development, new technology and software, and computer maintenance. These increases were partially offset by a 7.4%, or $15,000, decrease in occupancy and equipment costs. Full-time equivalent employees have increased from thirty-eight at December 31, 2013, to forty-one at March 31, 2014, as the Bank continues to position itself for future expansion.

Income Taxes

Income tax expense is based on amounts reported in the statement of earnings, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The income tax expense was $131,000 for the three months ended March 31, 2014, compared to $159,000 for the same period in 2013. The decrease was due to a decrease in earnings.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits. Total deposits were $187.5 million at March 31, 2014, compared to $183.4 million at December 31, 2013. We attribute our continued deposit growth to the strong marketing efforts of our team and our knowledge of our primary market and clients.

Loans

Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans.

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loans. As of March 31, 2014, the Bank’s net loans were $125.2 million, representing 58.4% of total assets, compared to net loans of $121.2 million as of December 31, 2013, representing 58.7% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign entities nor do we have any highly leveraged loan transactions.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans include loans that are on nonaccrual status and nonperforming loans restructured as trouble debt restructurings, where we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower. OREO consists of real property acquired through foreclosure.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due accordingly to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Six loans totaling $1,656,000 were deemed to be impaired under the Bank’s policy at March 31, 2014, while eight loans totaling $382,000 were deemed to be impaired under the Bank’s policy at December 31, 2013.

At March 31, 2014 and December 31, 2013, we had $1.4 million and $0 nonaccuring loans.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of March 31, 2014 and December 31, 2013, approximately 78.0% and 78.3%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO also is relevant to the credit quality of a loan portfolio. As of March 31, 2014 and December 31, 2013, there were $1.4 million and $0 nonperforming loans, respectively.

Borrowings

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of March 31, 2014, to borrow up to $28.3 million. There were no advances outstanding at March 31, 2014. We have entered into a repurchase agreement with a client that requires the Company to pledge securities as collateral for borrowing under the agreement. At March 31, 2014 and December 31, 2013, the outstanding balance of such borrowings totaled $5.7 million and $5.7 million, respectively. For the same time periods, the Company pledged securities with a market value of $5.7 million as collateral for the agreement.

Capital Adequacy

Stockholder’s equity was $19.2 million at March 31, 2014, compared to $16.4 million as of December 31, 2013. We achieved profitability in our eighth quarter of operation and cumulative profitability in April 2012. Higher retained earnings in each subsequent year since 2010 were partially offset by an unrealized loss on available-for-sale-securities of $162,000 in the first quarter of 2014. As of March 31, 2014, no dividends on shares of our common stock had been paid or declared. On December 11, 2013, PMHC commenced a public offering of up to 1,200,000 shares of its common stock for $12.50 per share in order to raise additional capital. This offering is continuing on an ongoing basis through June 30, 2014. PMHC has sold 192,122 shares for proceeds of $2.4 million as of March 31, 2014.

As of March 31, 2014, the Bank was considered to be “well capitalized” with an 8.68% Tier 1 leverage capital ratio, a 13.67% Tier 1 risk-based capital ratio, and a 14.92% total risk-based capital ratio, above the minimum ratios to be considered “well capitalized.”

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of March 31, 2014, was $2.5 million.

At March 31, 2014, total deposits were $187.5 million, of which $10.6 million were in certificates of deposits of $100,000 or more. Also, as a member of the FHLB, we have access to approximately $28.3 million of available lines of credit secured by qualifying collateral as of March 31, 2014, in addition to $9.1 million in lines of credit we maintain with correspondent banks. As of March 31, 2014, we had no outstanding balances on such lines of credit.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets. These transactions include commitments to extend credit in the ordinary course of business to approved clients, construction loans in process, unused lines of credit, and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

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

The following is a summary of the total contractual amount of commitments outstanding as of the respective dates (dollars in thousands):

March 31, 2014
Commitments to extend credit	$6,891
Construction loans in process	6,426
Unused lines of credit	22,323
Standby financial letters of credit	1,031

Total of off-balance sheet instruments	$36,671

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that PMHC files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to various matters incidental to the conduct of a banking business. Presently, we believe that we are not a party to any legal proceedings in which resolution would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2014, we sold no securities which were not registered under the Securities Act of 1933 and did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Agreement for Loan Review Services with Carr, Riggs & Ingram, LLC	Exhibit 10.6 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Kathleen C. Jones, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation Committee	Exhibit 99.2 to Form 10-K filed on March 28, 2014

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

May 13, 2014	By:	/s/ Sammie D. Dixon, Jr.
Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

May 13, 2014	By:	/s/ Kathleen C. Jones
Date		Kathleen C. Jones
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer