Form 10-Q
period 2014-06-30
Prime Meridian Holding Co
filed 2014-08-13
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerate filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2014: 1,785,511

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$5,101	5,033
Federal funds sold	0	147
Interest-bearing deposits	17,889	28,986

Total cash and cash equivalents	22,990	34,166

Securities available for sale	43,099	44,071
Loans held for sale	2,002	150
Loans, net of allowance for loan losses of $2,345 and $1,734	131,537	121,220
Federal Home Loan Bank stock	186	204
Premises and equipment, net	3,678	3,757
Deferred tax asset	271	426
Accrued interest receivable	570	516
Bank-owned life insurance	1,588	1,562
Capitalized offering costs	0	218
Other assets	356	183

Total assets	$206,277	206,473

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	48,447	59,011
Savings, NOW and money-market deposits	119,522	109,760
Time deposits	13,871	14,594

Total deposits	181,840	183,365

Other borrowings	2,741	5,719
Official checks	1,003	636
Other liabilities	467	392

Total liabilities	186,051	190,112

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,785,511 and 1,498,937 issued and outstanding	18	15
Additional paid-in capital	18,223	14,929
Retained earnings	1,897	1,732
Accumulated other comprehensive income (loss)	88	(315)

Total stockholders’ equity	20,226	16,361

Total liabilities and stockholders’ equity	$206,277	206,473

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans	$1,693	1,535	3,335	2,897
Securities	230	204	450	415
Other	17	9	42	22

Total interest income	1,940	1,748	3,827	3,334

Interest expense:
Deposits	156	161	314	340
Other borrowings	8	14	22	29

Total interest expense	164	175	336	369

Net interest income	1,776	1,573	3,491	2,965

Provision for loan losses	562	138	591	323

Net interest income after provision for loan losses	1,214	1,435	2,900	2,642

Noninterest income:
Service charges and fees on deposit accounts	34	19	75	45
Gain on sale of loans	82	16	110	246
Income from bank-owned life insurance	10	16	26	28
Other income	46	150	93	239

Total noninterest income	172	201	304	558

Noninterest expenses:
Salaries and employee benefits	813	668	1,625	1,270
Occupancy and equipment	218	185	421	370
Professional fees	175	44	261	88
Other	347	321	677	601

Total noninterest expenses	1,553	1,218	2,984	2,329

(Loss) earnings before income taxes	(167)	418	220	871

Income taxes (benefit)	(76)	148	55	308

Net (loss) earnings	$(91)	270	165	563

Basic earnings per share	$(0.05)	0.18	0.10	0.38

Diluted earnings per share	$(0.05)	0.18	0.10	0.37

Cash dividends per common share	$0	0	0	0

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net (loss) earnings	$(91)	270	165	563

Other comprehensive income:
Change in unrealized gain on securities:
Unrealized (loss) gain arising during the period	397	(1,119)	641	(1,203)
Reclassification adjustment for realized gains	0	0	0	0

Net change in unrealized (loss) gain	397	(1,119)	641	(1,203)

Deferred income taxes (benefit) on above change	147	(414)	238	(447)

Total other comprehensive income (loss)	250	(705)	403	(756)

Comprehensive income (loss)	$159	(435)	568	(193)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2012	1,496,106	$15	14,896	583	545	16,039

Net earnings for the six months ended June 30, 2013 (unaudited)	0	0	0	563	0	563

Net change in unrealized gain on securities available for sale (unaudited)	0	0	0	0	(756)	(756)

Common stock issued as compensation to directors (unaudited)	1,388	0	14	0	0	14

Stock-based compensation (unaudited)	0	0	1	0	0	1

Balance at June 30, 2013 (unaudited)	1,497,494	$15	14,911	1,146	(211)	15,861

Balance at December 31, 2013	1,498,937	$15	14,929	1,732	(315)	16,361

Net earnings for the six months ended June 30, 2014 (unaudited)	0	0	0	165	0	165

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	403	403

Proceeds from sale of common stock, net of $287 in offering costs (unaudited)	285,432	3	3,281	0	0	3,284

Common stock issued as compensation to directors (unaudited)	1,142	0	13	0	0	13

Stock-based compensation (unaudited)	0	0	0	0	0	0

Balance at June 30, 2014 (unaudited)	1,785,511	$18	18,223	1,897	88	20,226

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$165	563
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	194	168
Provision for loan losses	591	323
Net amortization of deferred loan fees	(20)	(40)
Deferred income taxes	(83)	(143)
Amortization of premiums, discounts on securities available for sale	231	227
Gain on sale of loans held for sale	(110)	(246)
Proceeds from the sale of loans held for sale	1,962	2,114
Loan originated as held for sale	(3,704)	(1,868)
Stock issued as compensation	13	14
Stock-based compensation expense	0	1
Income from bank-owned life insurance	(26)	(28)
Net increase in accrued interest receivable	(54)	(53)
Net decrease in other assets and capitalized offering costs	45	269
Net increase (decrease) in other liabilities and official checks	442	(61)

Net cash (used in) provided by operating activities	(354)	1,240

Cash flows from investing activities:
Loan originations, net of principal repayments	(10,888)	(21,085)
Purchase of securities available for sale	(3,720)	(3,723)
Principal repayments of securities available for sale	4,102	4,313
Maturities and calls of securities available for sale	1,000	0
Redemption of Federal Home Loan Bank stock	18	6
Purchase of premises and equipment	(115)	(94)

Net cash used in investing activities	(9,603)	(20,583)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,525)	15,015
(Decrease) increase in other borrowings	(2,978)	29
Net proceeds from sale of common stock	3,284	0

Net cash (used in) provided by financing activities	(1,219)	15,044

Net decrease in cash and cash equivalents	(11,176)	(4,299)

Cash and cash equivalents at beginning of period	34,166	26,498

Cash and cash equivalents at end of period	$22,990	22,199

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$336	373

Income taxes	$235	156

Noncash transaction-
Accumulated other comprehensive (loss) income, net change in unrealized (loss) gain on sale of securities available for sale, net of taxes	$403	(756)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2014, and the results of operations for the three and six month periods ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss). Accounting principles generally accepted in the United States of America (“GAAP”) generally require that recognized revenue, expenses, gains and losses be included in operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net (loss) earnings, are components of comprehensive income. The only component of other comprehensive income (loss) is the net change in the unrealized gains (loss) on the securities available for sale.

Share-Based Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes share-based compensation in the statements of earnings as the options vest.

Recent Accounting Standards Update. In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an insubstance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective beginning January 1, 2015.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

Recent Accounting Standards Update, Continued. In June 2014, FASB issued ASU 2014-11, Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires, among other things, two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires, among other things, that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

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

Securities are classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2014:
U.S. Government agency securities	$7,165	17	(151)	7,031
Municipal securities	9,685	87	(87)	9,685
Mortgage-backed securities	24,183	332	(67)	24,448
Asset-backed securities	1,924	11	0	1,935

	$42,957	447	(305)	43,099

At December 31, 2013:
U.S. Government agency securities	7,290	8	(329)	6,969
Municipal securities	9,139	14	(269)	8,884
Mortgage-backed securities	26,225	253	(198)	26,280
Asset-backed securities	1,916	22	0	1,938

	$44,570	297	(796)	44,071

Securities with gross unrealized losses at June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government agency securities	$0	0	151	6,057
Municipal securities	0	0	87	3,726
Mortgage-backed securities	11	7,351	56	1,938

	$11	7,351	294	11,721

The unrealized losses at June 30, 2014 on twenty-one securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2014:
U.S. Government agency securities	$7,031	0	7,031	0
Municipal securities	9,685	0	9,685	0
Mortgage-backed securities	24,448	0	24,448	0
Asset-backed securities	1,935	0	1,935	0

	$43,099	0	43,099	0

At December 31, 2013:
U.S. Government agency securities	6,969	0	6,969	0
Municipal securities	8,884	0	8,884	0
Mortgage-backed securities	26,280	0	26,280	0
Asset-backed securities	1,938	0	1,938	0

	$44,071	0	44,071	0

During the six months ended June 30, 2014 and the year ended December 31, 2013, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At June 30, 2014:
Due in one to five years	$2,840	2,863
Due five to ten years	5,860	5,747
Due after ten years	8,150	8,106
Mortgage-backed securities	24,183	24,448
Asset-backed securities	1,924	1,935

	$42,957	43,099

(3)	Loans

The segments of loans are as follows (in thousands):

	At June 30,	At December 31,
	2014	2013
Real estate mortgage loans:
Commercial	$48,311	44,796
Residential and home equity	43,595	38,571
Construction	14,304	12,933

Total real estate mortgage loans	106,210	96,300

Commercial loans	25,759	24,651
Consumer and other loans	1,962	2,072

Total loans	133,931	123,023

Less:
Net deferred loan fees	(49)	(69)
Allowance for loan losses	(2,345)	(1,734)

Loans, net	$131,537	121,220

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans			Commercial Loans	Consumer and Other Loans	Total
	Commercial	Residential and Home Equity	Construction
Three-Month Period Ended June 30, 2014:
Beginning balance	$617	575	160	401	22	1,775
Provision (credit) for loan losses	432	(52)	114	69	(1)	562
Net recoveries	0	0	0	8	0	8

Ending balance	$1,049	523	274	478	21	2,345

Six-Month Period Ended June 30, 2014:
Beginning balance	604	545	175	387	23	1,734
Provision (credit) for loan losses	445	(22)	99	71	(2)	591
Net recoveries	0	0	0	20	0	20

Ending balance	$1,049	523	274	478	21	2,345

Three-Month Period Ended June 30, 2013:
Beginning balance	$527	477	119	297	16	1,436
Provision for loan losses	22	6	91	6	13	138
Net (charge-offs) recoveries	0	0	(47)	15	(8)	(40)

Ending balance	$549	483	163	318	21	1,534

Six-Month Period Ended June 30, 2013:
Beginning balance	352	226	237	405	23	1,243
Provision (credit) for loan losses	197	257	(27)	(102)	(2)	323
Net (charge-offs) recoveries	0	0	(47)	15	0	(32)

Ending balance	$549	483	163	318	21	1,534

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

	Real Estate Mortgage Loans			Commercial Loans	Consumer and Other Loans	Total
	Commercial	Residential and Home Equity	Construction
At June 30, 2014:
Individually evaluated for impairment:
Recorded investment	$1,403	35	0	210	0	1,648

Balance in allowance for loan losses	$504	22	0	72	0	598

Collectively evaluated for impairment:
Recorded investment	$46,908	43,560	14,304	25,549	1,962	132,283

Balance in allowance for loan losses	$545	501	274	406	21	1,747

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$0	36	0	346	0	382

Balance in allowance for loan losses	$0	23	0	82	0	105

Collectively evaluated for impairment:
Recorded investment	$44,796	38,535	12,933	24,305	2,072	122,641

Balance in allowance for loan losses	$604	522	175	305	23	1,629

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Commercial Real Estate Loans. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that is typically owner-occupied, but also includes nonowner occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. The maturity for this type of loan is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Bank typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flow and evaluate collateral value. Currently, the collateral securing our commercial real estate loans include a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential, and commercial properties. Generally, commercial real estate loans present a higher risk profile than our residential real estate loan portfolio.

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

The following summarizes the loan credit quality (in thousands):

	Pass	Special Mentioned	Substandard	Doubtful	Loss	Total
At June 30, 2014:
Real estate mortgage loans:
Commercial	$44,468	390	3,453	0	0	48,311
Residential and home equity	39,733	3,059	803	0	0	43,595
Construction	14,220	76	8	0	0	14,304
Commercial loans	24,676	392	691	0	0	25,759
Consumer and other loans	1,887	32	43	0	0	1,962

Total	$124,984	3,949	4,998	0	0	133,931

At December 31, 2013:
Real estate mortgage loans:
Commercial	40,901	1,804	2,091	0	0	44,796
Residential and home equity	36,461	1,346	764	0	0	38,571
Construction	12,528	396	9	0	0	12,933
Commercial loans	23,919	509	223	0	0	24,651
Consumer and other loans	1,914	38	120	0	0	2,072

Total	$115,723	4,093	3,207	0	0	123,023

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

Loss – A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not necessarily preclude the potential for recovery, but rather signifies it is no longer practical to defer writing off the asset.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2014:
Real estate mortgage loans:
Commercial	$0	0	0	0	46,908	1,403	48,311
Residential and home equity	0	0	0	0	43,595	0	43,595
Construction	0	0	0	0	14,304	0	14,304
Commercial loans	127	0	0	127	25,632	0	25,759
Consumer and other loans	0	0	0	0	1,962	0	1,962

Total	$127	0	0	127	132,401	1,403	133,931

At December 31, 2013:
Real estate mortgage loans:
Commercial	0	0	0	0	44,796	0	44,796
Residential and home equity	0	0	0	0	38,571	0	38,571
Construction	0	0	0	0	12,933	0	12,933
Commercial loans	38	0	0	38	24,613	0	24,651
Consumer and other loans	0	0	0	0	2,072	0	2,072

Total	$38	0	0	38	122,985	0	123,023

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At June 30, 2014:
Commercial real estate	$0	0	1,403	1,403	504	1,403	1,403	504
Residential and home equity	0	0	35	35	22	35	35	22
Commercial loans	50	50	160	160	72	210	210	72

Total	$50	50	1,598	1,598	598	1,648	1,648	598

At December 31, 2013:
Residential and home equity	0	0	36	36	23	36	36	23
Commercial loans	27	27	319	319	82	346	346	82

Total	$27	27	355	355	105	382	382	105

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Commercial real estate	$1,403	0	0	0	0	0
Residential and home equity	36	1	1	0	0	0
Commercial loans	213	2	3	129	2	2

Total	$1,652	3	4	129	2	2

	Six Months Ended June 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Commercial real estate	$775	0	0	0	0	0
Residential and home equity	36	1	1	0	0	0
Construction	0	0	0	315	4	4
Commercial loans	216	6	7	129	2	2

Total	$1,027	7	8	444	6	6

There were no loans measured at fair value on a nonrecurring basis at December 31, 2013. Impaired collateral-dependent loans measured at fair value on a nonrecurring basis by loan class at June 30, 2014 are as follows (in thousands):

	At Year End					Losses Recorded During the Year
	Fair Value	Level 1	Level 2	Level 3	Total Losses
Commercial real estate loans	$899	—	—	899	504	504

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

There were no loans determined to be troubled debt restructuring (“TDR”) entered into during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2013. The following is a summary of loans determined to be TDR’s entered into during the six months ended June 30, 2014:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment (in thousands)	Post- Modification Outstanding Recorded Investment (in thousands)
Residential and home equity:
Modified payment schedule for six months	1	$35	35

The allowance for loan losses on all loans that have been restructured and are considered TDR’s is included in the Bank’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR’s that have subsequently defaulted are considered collateral-dependent. There were no TDR’s that subsequently defaulted during the three and six months ended June 30, 2014, which were restructured during the same period.

(4)	Regulatory Capital

Banks are required to maintain certain minimum regulatory capital requirements. The Bank is considered to be well-capitalized. The following is a summary at June 30, 2014 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	8.96%	6.00%
Tier I capital to risk-weighted assets	13.18%	8.00%
Total capital to risk-weighted assets	14.43%	10.00%

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the three-months ended June 30, 2014, the outstanding stock options are not considered dilutive securities to the net loss incurred by the Company. For the six months ended June 30, 2014 and the three and six months ended June 30, 2013 outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method (dollars in thousands, except per share amounts):

	2014			2013
	Earnings	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings (loss)	$(91)	1,692,105	$(0.05)	$270	1,497,367	$0.18
Effect of dilutive securities-
Incremental shares from assumed conversion of options		—			2,641

Diluted EPS:
Net earnings (loss)	$(91)	1,692,105	$(0.05)	$270	1,500,008	$0.18

Six Months Ended June 30:
Basic EPS:
Net earnings (loss)	$165	1,613,921	$0.10	$563	1,496,996	$0.38
Effect of dilutive securities-
Incremental shares from assumed conversion of options		10,297			10,566

Diluted EPS:
Net earnings (loss)	$165	1,624,218	$0.10	$563	1,507,562	$0.37

(6)	Stock-Based Compensation

The 2007 Stock Option Plan provides for certain key employees and directors of the Company to have the option to purchase shares of the Company’s common stock. Under this Plan, the total number of shares which may be issued is 152,905. All options granted have six to ten-year terms and vest over periods up to five years. As of June 30, 2014, there were 18,905 shares available for grant.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued

A summary of the activity in the Company’s Stock Option Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	136,000	$10.00
Options granted	2,500	10.72
Options forfeited	(2,500)	10.00

Outstanding at June 30, 2013	136,000	$10.01

Outstanding at December 31, 2013	134,000	$10.01

Outstanding at June 30, 2014	134,000	$10.01	4.7 years

Exercisable at June 30, 2014	131,000	$10.00	4.6 years	$328,000

At June 30, 2014, there was $3,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of twenty-three months. The total fair value of shares vesting and recognized as compensation expense was $0 and $1,000 for the six months ended June 30, 2014 and 2013, respectively. There was no associated income tax benefit recognized for the periods ending June 30, 2014 and June 30, 2013.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six Months
Ended
June 30, 2013

Weighted-average risk-free interest rate	1.13%
Expected dividend yield	0
Expected stock volatility	11.37%
Expected life in years	6.5
Per share fair value of options issued during the year	$1.22

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued

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

(7)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2014			At December 31, 2013
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$22,990	22,990	1	34,166	34,166	1
Securities available for sale	43,099	43,099	2	44,071	44,071	2
Loans held for sale	2,002	2,034	3	150	150	3
Loans, net	131,537	129,840	3	121,220	121,964	3
Federal Home Loan Bank stock	186	186	3	204	204	3
Accrued interest receivable	570	570	3	516	516	3

Financial liabilities:
Deposits	181,840	181,890	3	183,365	183,295	3
Other borrowings	2,741	2,741	3	5,719	5,719	3
Off balance sheet items	0	0	3	0	0	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

(8)	Common Stock Offering

The Company filed a Registration Statement with the Securities and Exchange Commission which was effective on December 11, 2013. The Company is offering up to 1,200,000 shares of common stock for $12.50 per share. The Offering has been extended to December 31, 2014. As of June 30, 2014, the Company has sold 285,432 shares of common stock for proceeds of $3.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2013. Results of operations for the three and six month periods ended June 30, 2014, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

General

Prime Meridian Holding Company (“PMHC” or the “Company”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for, and sole shareholder of, Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by the Company on September 16, 2010. PMHC has no significant operations other than owning the stock of the Bank. The Bank offers a broad array of commercial and retail banking services through two full-service offices located in Tallahassee, Florida and through its online banking platform.

As a one-bank holding company, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is deposits. Our largest expenses are interest on those deposits and salaries and employee benefits. We measure our performance through our net interest margin, return on average assets, and return on average equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Six Months Ended June 30, 2013
Average equity as a percentage of average assets	8.76%	8.79%	9.19%
Equity to total assets at end of period	9.81%	7.92%	8.61%
Return on average assets (1)	0.15%	0.62%	0.64%
Return on average equity (1)	1.77%	7.08%	6.92%
Noninterest expenses to average assets	2.80%	2.63%	2.63%
Nonperforming loans to total loans at end of period	1.05%	0.00%	0.00%

(1)	Annualized for the six months ended June 30, 2014 and June 30, 2013.

Comparison of Financial Condition at June 30, 2014 to December 31, 2013

General. Total assets were $206.3 million at June 30, 2014, a decrease of $196,000, or 0.1%, from December 31, 2013. Total deposits at June 30, 2014 were $181.8 million, a decrease of $1.5 million, or 0.8%, from December 31, 2013. The decrease in total assets and deposits relates primarily to a political action committee account that has withdrawn over $12 million since December 31, 2013 in connection with campaign funding. Net loans grew to $131.5 million at June 30, 2014, a $10.3 million, or 8.5%, increase from December 31, 2013. We attribute our continued growth in net loans to a combination of factors including our relationship banking model and our proactive marketing efforts in the community.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans.

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loans. As of June 30, 2014, the Bank’s net loans were $131.5 million, representing 63.8% of total assets, compared to $121.2 million at December 31, 2013, or 58.7% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign entities.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Six loans totaling $1,648,000 were deemed to be impaired under the Bank’s policy at June 30, 2014, compared to eight loans totaling $382,000 at December 31, 2013. At June 30, 2014, we had a $1.4 million nonaccruing commercial real estate loan compared to no nonaccruing loans at December 31, 2013. A specific provision of $504,000 has been taken during the three months ended June 30, 2014 in response to the $1.4 million nonaccruing loan.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of June 30, 2014 and December 31, 2013, approximately 79.3% and 78.3%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Deposits. The major source of the Bank’s funds for lending and other investment purposes are deposits. Total deposits were $181.8 million at June 30, 2014, compared to $183.4 million at December 31, 2013. Although the company continues to make good progress in increasing its deposit base, the decline in total deposits reflects over $12 million in withdrawals from a political action committee account since the end of 2013 related to campaign funding for the November 2014 election.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of June 30, 2014, to borrow up to $30.8 million. There were no advances outstanding at June 30, 2014. We have entered into a repurchase agreement with a client that requires the Company to pledge securities as collateral for borrowing under the agreement. At June 30, 2014 and December 31, 2013, the outstanding balance of such borrowings totaled $2.7 million and $5.7 million, respectively. For the same time periods, the Company pledged securities with a market value of $3.2 million and $5.9 million as collateral for the agreement.

Capital Adequacy. Stockholder’s equity was $20.2 million at June 30, 2014, compared to $16.4 million at December 31, 2013. As of June 30, 2014, no dividends on shares of our common stock had been paid or declared. On December 11, 2013, PMHC commenced a public offering of up to 1,200,000 shares of its common stock for $12.50 per share in order to raise additional capital. This offering is continuing on an ongoing basis through December 31, 2014. PMHC has sold 285,432 shares for net proceeds of $3.3 million as of June 30, 2014.

As of June 30, 2014, the Bank was considered to be “well capitalized” with an 8.96% Tier 1 leverage capital ratio, a 13.18% Tier 1 risk-based capital ratio, and a 14.43% total risk-based capital ratio, above the minimum ratios to be considered “well capitalized.”

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

The following tables sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table, the decrease in yield on interest-earning assets has been partially offset by lower rates on interest-bearing liabilities and a higher ratio of interest-earning assets to interest-bearing liabilities.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$131,119	$1,693	5.16%	$112,841	$1,535	5.44%
Securities	42,571	230	2.16	43,419	204	1.88
Other (2)	26,541	17	0.26	14,228	9	0.25

Total interest-earning assets	200,231	1,940	3.88	170,488	1,748	4.10

Noninterest-earning assets	8,302			7,731

Total assets	$208,533			$178,219

Interest-bearing liabilities:
Savings, NOW and money-market deposits	117,535	135	0.46	101,697	131	0.52
Time deposits <$100,000	3,607	4	0.44	3,477	6	0.69
Time deposits >$100,000	10,456	17	0.65	11,943	24	0.80

Deposits	131,598	156	0.47	117,117	161	0.55
Other borrowings	3,270	8	0.98	5,780	14	.97

Total interest-bearing liabilities	134,868	164	0.49	122,897	175	0.57

Noninterest-bearing deposits	54,216			39,009
Noninterest-bearing liabilities	324			67
Stockholders’ equity	19,125			16,246

Total liabilities and stockholders’ equity	$208,533			$178,219

Net interest income		$1,776			$1,573

Interest-rate spread			3.39%			3.53%

Net interest margin (3)			3.55%			3.69%

Ratio of average interest-earning assets to average interest-bearing liabilities	148.46%			138.72%

(1)	Includes loans held for sale and nonaccrual loans.
(2)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(3)	Net interest margin is net interest income divided by total interest-earning assets, annualized.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$127,687	$3,335	5.22%	$107,044	$2,897	5.41%
Securities	43,122	450	2.09	43,995	415	1.89
Other (2)	33,392	42	0.25	17,841	22	0.25

Total interest-earning assets	204,201	3,827	3.75	168,880	3,334	3.95

Noninterest-earning assets	8,959			8,183

Total assets	$213,160			$177,063

Interest-bearing liabilities:
Savings, NOW and money-market deposits	116,876	270	0.46	102,617	276	0.54
Time deposits <$100,000	3,640	9	0.49	3,425	13	0.76
Time deposits >$100,000	10,590	35	0.66	12,489	51	0.82

Deposits	131,106	314	0.48	118,531	340	0.57
Other borrowings	4,497	22	0.98	5,772	29	1.00

Total interest-bearing liabilities	135,603	336	0.50	124,303	369	0.59

Noninterest-bearing deposits	58,584			36,127
Noninterest-bearing liabilities	309			358
Stockholders’ equity	18,664			16,275

Total liabilities and stockholders’ equity	$213,160			$177,063

Net interest income		$3,491			$2,965

Interest-rate spread			3.25%			3.36%

Net interest margin (3)			3.42%			3.51%

Ratio of average interest-earning assets to average interest-bearing liabilities	150.59%			135.86%

(1)	Includes loans held for sale and nonaccrual loans.
(2)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(3)	Net interest margin is net interest income divided by total interest-earning assets, annualized.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013.

Net Income. For the three months ended June 30, 2014, we reported a net loss of $91,000, or ($0.05) per basic and diluted share, compared to net earnings of $270,000, or $0.18 per basic and diluted share, for the three months ended June 30, 2013. The decrease in earnings can be attributed to the higher loan loss provision of $562,000, compared to $138,000 for the same period a year ago; $29,000 in lower noninterest income; and $335,000 in higher noninterest expense which was partially offset by an increase in net interest income of $203,000.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $1.8 million for the three months ended June 30, 2014, compared to $1.6 million for the three months ended June 30, 2013.

Interest Income. Despite generally lower yields on loans since 2011, interest income increased to $1.9 million for the three months ended June 30, 2014, a $192,000, or 11.0%, increase over the three months ended June 30, 2013. The increase was driven by an increase in average loans from $112.8 million for the three months ended June 30, 2013 to $131.1 million for the three months ended June 30, 2014. Also contributing to the increase in total interest income were modest gains in income from securities.

Interest Expense. Interest expense was $164,000 for the three months ended June 30, 2014, compared to $175,000 for the three months ended June 30, 2013. The decrease in interest expense is due to a lower interest rate environment and a shift from interest-bearing to noninterest-bearing deposits. During 2014 and 2013, the Bank aggressively managed interest paid on deposits, decreasing the average rate paid on deposits from 0.55% in the three months ended June 30, 2013 to 0.47% in the three months ended June 30, 2014. Furthermore, the average balance of noninterest-bearing deposits to the average balance of total deposits increased from 25.0% during the three months ended June 30, 2013 to 29.2% during the three months ended June 30, 2014.

Despite the combination of higher interest-earning asset balances, a shift in deposit mix to noninterest-bearing deposits, and decreases in deposit funding costs, the lower average yield on interest earning assets resulted in a 14 basis point decline in the Bank’s net interest margin from 3.69% for the three months ended June 30, 2013, to 3.55% for the same period in 2014.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended June 30, 2014 was $562,000, compared to $138,000 for the three months ended June 30, 2013. The increase in the provision relates primarily to one impaired and nonaccruing commercial real estate loan in the amount of $1.4 million. Management believes that the ALLL, which was $2.3 million, or 1.75% of gross loans, at June 30, 2014, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges on deposit accounts, gains on sales of loans and income from bank-owned life insurance.

For the three months ended June 30, 2014, noninterest income decreased $29,000 to $172,000 from the same period in 2013. The decrease is primarily due to a $23,000 decline in mortgage related income which is reflected in gain on sale of loans and in other income. Prime Meridian Bank acted as a mortgage broker in 2013 and as a mini-correspondent in 2014 which changed the classification of some mortgage related income in the two periods. These decreases were partially offset by a $15,000 increase in service charges and fees on deposit accounts quarter over quarter.

Noninterest Expense. Noninterest expense increased $335,000, or 27.5%, from the three months ended June 30, 2013 to the three months ended June 30, 2014, primarily attributed to higher payroll expenses and professional fees. Full-time equivalent employees have increased from thirty-six at June 30, 2013 to forty-two at June 30, 2014, as the Bank continues to position itself for future expansion, while the increase in professional fees relates to increased legal and accounting expenses associated with SEC reporting.

Income Taxes. Income tax expense is based on amounts reported in the statement of operations, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The income tax benefit was $76,000 for the three months ended June 30, 2014, compared to income tax expense of $148,000 for the three months ended June 30, 2013.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

Net Income. For the six months ended June 30, 2014, we realized net income of $165,000, or $0.10 per basic and diluted share, compared to $563,000, or $0.38 per basic share and $0.37 per diluted share, realized for the six months ended June 30, 2013. The $398,000 decrease in earnings is attributed to a higher loan loss provision of $591,000 compared to $323,000 for the same period a year ago; a $254,000 decrease in noninterest income; and a $655,000 increase in noninterest expense, which was partially offset by a $526,000 increase in net interest income.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $3.5 million for the six months ended June 30, 2014 compared to $3.0 million for the six months ended June 30, 2013.

Interest Income. For the six months ended June 30, 2014, interest income increased $493,000, or 14.8% over the same period a year ago, due to higher average loan balances. During these same periods, average loans grew from $107.0 million for the first six months of 2013 to $127.7 million for the first six months of 2014.

Interest Expense. During the six months ended June 30, 2014, interest expense decreased $33,000 from the same period a year ago, in response to a lower rate environment on loans and a change in deposit mix. During 2014 and 2013, the Bank aggressively managed interest paid on deposits, decreasing the average rate paid on deposits from 0.57% in the six months ended June 30, 2013 to 0.48% in the six months ended June 30, 2014. Furthermore, the average balance of noninterest-bearing deposits to the average balance of total deposits increased from 23.4% during the six months ended June 30, 2013 to 30.9% during the six months ended June 30, 2014.

Despite the combination of higher interest-earning asset balances, a shift in deposit mix to noninterest-bearing deposits, and decreases in deposit funding costs, the lower average yield on interest earning assets resulted in a 9 basis point decline in the Bank’s net interest margin from 3.51% for the six months ended June 30, 2013, to 3.42% for the same period in 2014.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2014 was $591,000 compared to $323,000 for the six months ended June 30, 2013. The $268,000, or 83.0% increase, in the provision for loan losses is again primarily attributed to one impaired and nonaccruing commercial real estate loan in the amount of $1.4 million. Management believes that the ALLL, which was $2.3 million, or 1.75% of gross loans, at June 30, 2014, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. For the six months ended June 30, 2014, noninterest income decreased $254,000, or 45.5%, to $304,000 for the six months ended June 30, 2013. The decrease is primarily the result of a $59,000 drop in mortgage related income and fees that are included both in gain on sale of loans and in other income. In addition, a $246,000 gain on a sale of a SBA loan was recorded during the first quarter of 2013; whereas management chose not to sell any SBA loans from our portfolio during the first six months of 2014. The $30,000 increase in service charges and fees partially offset these declines.

Noninterest Expense. For the six months ended June 30, 2014, noninterest expense increased $655,000, or 28.1%, to $3.0 million. The increase is primarily attributable to higher payroll expenses and professional fees. Full-time equivalent employees have increased from thirty-six at June 30, 2013 to forty-two at June 30, 2014, as the Bank continues to position itself for future expansion, while the increase in professional fees relates to increased legal and accounting expenses associated with SEC reporting.

Income Taxes. For the six months ended June 30, 2014, the Company reported income tax expense of 55,000 versus $308,000 from the same period a year ago. The decrease in this expense account resulted from the net loss recorded during the second quarter of 2014.

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of June 30, 2014, was $2.5 million.

At June 30, 2014, total deposits were $181.8 million, of which $10.3 million were in certificates of deposits of $100,000 or more. Also, as a member of the FHLB, we have access to approximately $30.8 million of available lines of credit secured by qualifying collateral as of June 30, 2014, in addition to $9.1 million in lines of credit we maintain with correspondent banks. As of June 30, 2014, we had no outstanding balances on such lines of credit.

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

The following is a summary of the total contractual amount of commitments outstanding as of the respective dates (dollars in thousands):

June 30, 2014

Commitments to extend credit	$3,468
Construction loans in process	9,771
Unused lines of credit	22,121
Standby financial letters of credit	1,023

Total of off-balance sheet instruments	$36,383

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Required for Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2014, we sold no securities which were not registered under the Securities Act of 1933 and did not repurchase any of our securities.

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

PRIME MERIDIAN HOLDING COMPANY

August 13, 2014

Date	By:	/s/ Sammie D. Dixon, Jr.

Sammie D. Dixon, Jr.
Chief Executive Officer, President and Principal Executive Officer
August 13, 2014

Date	By:	/s/ Kathleen C. Jones

Kathleen C. Jones
Chief Financial Officer, Executive Vice President, and Principal Financial Officer