Form 10-Q
period 2014-09-30
Prime Meridian Holding Co
filed 2014-11-13
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2014: 1,821,405

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$4,617	5,033
Federal funds sold	0	147
Interest-bearing deposits	3,430	28,986

Total cash and cash equivalents	8,047	34,166

Securities available for sale	43,238	44,071
Loans held for sale	1,971	150
Loans, net of allowance for loan losses of $2,028 and $1,734	143,736	121,220
Federal Home Loan Bank stock	186	204
Premises and equipment, net	3,630	3,757
Deferred tax asset	274	426
Accrued interest receivable	571	516
Bank-owned life insurance	1,601	1,562
Capitalized offering costs	0	218
Other real estate owned	872	0
Other assets	339	183

Total assets	$204,465	206,473

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	45,324	59,011
Savings, NOW and money-market deposits	120,871	109,760
Time deposits	13,078	14,594

Total deposits	179,273	183,365
Other borrowings	2,692	5,719
Official checks	981	636
Other liabilities	587	392

Total liabilities	183,533	190,112

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,821,405 and 1,498,937 issued and outstanding	18	15
Additional paid-in capital	18,628	14,929
Retained earnings	2,192	1,732
Accumulated other comprehensive income (loss)	94	(315)

Total stockholders’ equity	20,932	16,361

Total liabilities and stockholders’ equity	$204,465	206,473

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans	$1,836	1,556	5,171	4,453
Securities	230	190	680	605
Other	12	17	54	39

Total interest income	2,078	1,763	5,905	5,097

Interest expense:
Deposits	154	150	468	491
Other borrowings	7	15	29	43

Total interest expense	161	165	497	534

Net interest income	1,917	1,598	5,408	4,563

Provision for loan losses	206	80	797	403

Net interest income after provision for loan losses	1,711	1,518	4,611	4,160

Noninterest income:
Service charges and fees on deposit accounts	32	25	107	71
Gain on sale of SBA loans	0	0	0	246
Mortgage banking revenue	107	76	235	263
Income from bank-owned life insurance	13	16	39	42
Gain on sale of securities available for sale	18	14	18	14
Other income	37	30	112	83

Total noninterest income	207	161	511	719

Noninterest expenses:
Salaries and employee benefits	829	674	2,454	1,944
Occupancy and equipment	243	256	664	662
Professional fees	65	15	326	103
Other	326	297	1,003	862

Total noninterest expense	1,463	1,242	4,447	3,571

Earnings before income taxes	455	437	675	1,308

Income taxes	160	150	215	457

Net earnings	$295	287	460	851

Basic earnings per share	$0.17	0.19	0.28	0.57

Diluted earnings per share	$0.17	0.19	0.27	0.56

Cash dividends per common share	$0	0	0	0

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$295	287	460	851

Other comprehensive income:
Change in unrealized gain (loss) on securities:
Unrealized (loss) gain arising during the period	27	44	668	(1,159)
Reclassification adjustment for realized gains	(18)	(14)	(18)	(14)

Net change in unrealized (loss) gain	9	30	650	(1,173)

Deferred income taxes on above change	(3)	(11)	(241)	434

Total other comprehensive income (loss)	6	19	409	(739)

Comprehensive income	301	306	869	112

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2012	1,496,106	$15	14,896	583	545	16,039
Net earnings for the nine months ended September 30, 2013 (unaudited)	0	0	0	851	0	851
Net change in unrealized gain on securities available for sale (unaudited)	0	0	0	0	(739)	(739)
Common stock issued as compensation to directors (unaudited)	2,128	0	23	0	0	23
Stock-based compensation (unaudited)	0	0	2	0	0	2

Balance at September 30, 2013 (unaudited)	1,498,234	$15	14,921	1,434	(194)	16,176

Balance at December 31, 2013	1,498,937	$15	14,929	1,732	(315)	16,361
Net earnings for the nine months Ended September 30, 2014 (unaudited)	0	0	0	460	0	460
Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	409	409
Proceeds from sale of common stock, net of $327,000 in offering costs (unaudited)	320,456	3	3,675	0	0	3,678
Common stock issued as compensation to directors (unaudited)	2,012	0	23	0	0	23
Stock-based compensation (unaudited)	0	0	1	0	0	1

Balance at September 30, 2014 (unaudited)	1,821,405	$18	18,628	2,192	94	20,932

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$460	851
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	297	258
Provision for loan losses	797	403
Net amortization of deferred loan fees	(7)	(65)
Deferred income taxes	(89)	(163)
Gain on sale of securities available for sale	(18)	(14)
Amortization of premiums, discounts on securities available for sale	349	349
Gain on sale of loans held for sale	(207)	2,114
Proceeds from the sale of loans held for sale	10,565	(246)
Loan originated as held for sale	(12,179)	(1,868)
Stock issued as compensation	23	23
Stock-based compensation expense	1	2
Income from bank-owned life insurance	(39)	(42)
Net increase in accrued interest receivable	(55)	(56)
Net decrease in other assets and capitalized offering costs	62	330
Net increase (decrease) in other liabilities and official checks	540	(221)

Net cash provided by operating activities	500	1,655

Cash flows from investing activities:
Loan originations, net of principal repayments	(24,178)	(22,720)
Purchase of securities available for sale	(8,628)	(8,093)
Principal repayments of securities available for sale	6,087	6,526
Maturities and calls of securities available for sale	1,748	0
Proceeds from sale of securities available for sale	1,945	1,494
Redemption of Federal Home Loan Bank stock	18	5
Purchase of premises and equipment	(170)	(581)

Net cash used in investing activities	(23,178)	(23,369)

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,092)	20,993
(Decrease) increase in other borrowings	(3,027)	44
Net proceeds from sale of common stock	3,678	0

Net cash provided by financing activities	(3,441)	21,037

Net decrease in cash and cash equivalents	(26,119)	(677)

Cash and cash equivalents at beginning of period	34,166	26,498

Cash and cash equivalents at end of period	$8,047	25,821

Supplemental disclosure of cash flow information

Cash paid during the period for:
Interest	$498	539

Income taxes	$361	161

Noncash transactions:
Accumulated other comprehensive (loss) income, net change in unrealized (loss) gain on sale of securities available for sale, net of taxes	$409	(739)

Transfer of loans to other real estate owned	$872	0

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2014, and the results of operations for the three and nine month periods ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss). Accounting principles generally accepted in the United States of America (“GAAP”) generally require that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income (loss) is the net change in the unrealized gains (loss) on the securities available for sale.

Share-Based Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes share-based compensation in the statements of earnings as the options vest.

Other Real Estate Owned. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned expenses.

Mortgage Banking Revenue. Mortgage banking revenue includes gains on the sale of loans originated for sale. The Company recognizes mortgage banking revenue from mortgage loans originated in the consolidated statements of earnings upon sale of the loans.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

Recent Accounting Standards Update. In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an insubstance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective beginning January 1, 2015. Upon adoption, this guidance is not expected to impact the Bank’s financial statements.

In June 2014, FASB issued ASU 2014-11, Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires, among other things, two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

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

Recent Regulatory Developments

Basel III Rules. On July 2, 2013, the Board of Governors of the Federal Reserve (“FRB”) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules require a new common equity

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the required minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB.

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

Securities are classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2014:
U.S. Government agency securities	$6,947	14	(133)	6,828
Municipal securities	10,079	124	(61)	10,142
Mortgage-backed securities	26,061	304	(97)	26,268

	$43,087	442	(291)	43,238

At December 31, 2013:
U.S. Government agency securities	7,290	8	(329)	6,969
Municipal securities	9,139	14	(269)	8,884
Mortgage-backed securities	26,225	253	(198)	26,280
Asset-backed securities	1,916	22	0	1,938

	$44,570	297	(796)	44,071

Securities with gross unrealized losses at September 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government agency securities	$0	0	133	5,915
Municipal securities	0	0	61	3,059
Mortgage-backed securities	42	12,607	55	1,794

	$42	12,607	249	10,768

The unrealized losses at September 30, 2014 on twenty-two securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2014:
U.S. Government agency securities	$6,828	0	6,828	0
Municipal securities	10,142	0	10,142	0
Mortgage-backed securities	26,268	0	26,268	0

	$43,238	0	43,238	0

At December 31, 2013:
U.S. Government agency securities	6,969	0	6,969	0
Municipal securities	8,884	0	8,884	0
Mortgage-backed securities	26,280	0	26,280	0
Asset-backed securities	1,938	0	1,938	0

	$44,071	0	44,071	0

During the nine months ended September 30, 2014 and 2013, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At September 30, 2014:
Due in less than one year	$1,090	1,109
Due five to ten years	8,667	8,583
Due after ten years	7,269	7,278
Mortgage-backed securities	26,061	26,268

	$43,087	43,238

(3)	Loans

The segments of loans are as follows (in thousands):

	At September 30, 2014	At December 31, 2013
Real estate mortgage loans:
Commercial	$49,172	44,796
Residential and home equity	48,189	38,571
Construction	18,226	12,933

Total real estate mortgage loans	115,587	96,300

Commercial loans	27,856	24,651
Consumer and other loans	2,383	2,072

Total loans	145,826	123,023

Less:
Net deferred loan fees	(62)	(69)
Allowance for loan losses	(2,028)	(1,734)

Loans, net	$143,736	121,220

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans			Commercial Loans	Consumer and Other Loans
	Commercial	Residential and Home Equity	Construction			Total
Three-Month Period Ended September 30, 2014:
Beginning balance	$1,049	523	274	478	21	2,345
Provision (credit) for loan losses	152	134	(26)	(66)	12	206
Net (charge-offs) recoveries	(531)	0	0	10	(2)	(523)

Ending balance	$670	657	248	422	31	2,028

Three-Month Period Ended September 30, 2013:
Beginning balance	$549	483	163	318	21	1,534
Provision (credit) for loan losses	21	47	16	(1)	(3)	80
Net recoveries	0	0	0	8	0	8

Ending balance	$570	530	179	325	18	1,622

Nine-Month Period Ended September 30, 2014:
Beginning balance	604	545	175	387	23	1,734
Provision (credit) for loan losses	598	112	73	4	10	797
Net (charge-offs) recoveries	(532)	0	0	31	(2)	(503)

Ending balance	$670	657	248	422	31	2,028

Nine-Month Period Ended September 30, 2013:
Beginning balance	352	226	237	405	23	1,243
Provision (credit) for loan losses	218	304	(11)	(103)	(5)	403
Net (charge-offs) recoveries	0	0	(47)	23	0	(24)

Ending balance	$570	530	179	325	18	1,622

(continued)

13

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

	Real Estate Mortgage Loans			Commercial Loans	Consumer and Other Loans	Total
	Commercial	Residential and Home Equity	Construction
At September 30, 2014:
Individually evaluated for impairment:
Recorded investment	$0	0	0	240	2	242

Balance in allowance for loan losses	$0	0	0	77	2	79

Collectively evaluated for impairment:
Recorded investment	$49,172	48,189	18,226	27,616	2,381	145,584

Balance in allowance for loan losses	$670	657	248	345	29	1,949

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$0	36	0	346	0	382

Balance in allowance for loan losses	$0	23	0	82	0	105

Collectively evaluated for impairment:
Recorded investment	$44,796	38,535	12,933	24,305	2,072	122,641

Balance in allowance for loan losses	$604	522	175	305	23	1,629

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The Company has divided the loan portfolio into three portfolio segments and five portfolio classes, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten based upon standards set forth in the policies approved by the Company’s Board of Directors. The portfolio segments and classes are identified by the Company as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are typically divided into three classes: Commercial, residential and home equity, and construction loans. The real estate mortgage loans are as follows:

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

Residential Real Estate Loans. We offer first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally on the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks still do exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Bank offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year or 5-year adjustable rate mortgages; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market.

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

Commercial Loans. The Bank offers a wide range of commercial loans, including business term loans, equipment financing, and lines of credit to small and midsized businesses. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrowers’ ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral. Valuation of business collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required.

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

Consumer Loans and Other. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; the collateral may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrowers’ financial condition. In many cases, these are unsecured credits that subject us to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, management does not anticipate consumer loans will become a substantial component of our loan portfolio at any time in the foreseeable future. Consumer loans are made at fixed- and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

The following summarizes the loan credit quality (in thousands):

	Pass	Special Mentioned	Substandard	Doubtful	Loss	Total
At September 30, 2014:
Real estate mortgage loans:
Commercial	$47,143	0	2,029	0	0	49,172
Residential and home equity	44,214	2,294	1,681	0	0	48,189
Construction	18,142	76	8	0	0	18,226
Commercial loans	26,783	421	652	0	0	27,856
Consumer and other loans	2,300	32	51	0	0	2,383

Total	$138,582	2,823	4,421	0	0	145,826

At December 31, 2013:
Real estate mortgage loans:
Commercial	40,901	1,804	2,091	0	0	44,796
Residential and home equity	36,461	1,346	764	0	0	38,571
Construction	12,528	396	9	0	0	12,933
Commercial loans	23,919	509	223	0	0	24,651
Consumer and other loans	1,914	38	120	0	0	2,072

Total	$115,723	4,093	3,207	0	0	123,023

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Furthermore, construction loans, nonowner occupied commercial real estate loans, and commercial loan relationships in excess of $500,000 are reviewed at least annually. The Company determines the appropriate loan grade during the renewal process and reevaluates the loan grade in situations when a loan becomes past due.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the client contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged-off. The Company uses the following definitions for risk ratings:

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2014:
Real estate mortgage loans:
Commercial	$0	0	0	0	49,172	0	49,172
Residential and home equity	0	0	0	0	48,189	0	48,189
Construction	0	0	0	0	18,226	0	18,226
Commercial loans	109	0	0	109	27,747	0	27,856
Consumer and other loans	9	0	0	9	2,372	2	2,383

Total	$118	0	0	118	145,706	2	145,826

At December 31, 2013:
Real estate mortgage loans:
Commercial	0	0	0	0	44,796	0	44,796
Residential and home equity	0	0	0	0	38,571	0	38,571
Construction	0	0	0	0	12,933	0	12,933
Commercial loans	38	0	0	38	24,613	0	24,651
Consumer and other loans	0	0	0	0	2,072	0	2,072

Total	$38	0	0	38	122,985	0	123,023

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At September 30, 2014:
Commercial loans	0	0	240	240	77	240	240	77
Consumer & Other	0	0	2	2	2	2	2	2

Total	$0	0	242	242	79	242	242	79

At December 31, 2013:
Residential and home equity	0	0	36	36	23	36	36	23
Commercial loans	27	27	319	319	82	346	346	82

Total	$27	27	355	355	105	382	382	105

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Commercial real estate	$1,403	0	0	0	0	0
Residential and home equity	35	1	1	0	0	0
Commercial loans	211	3	3	124	0	0

Total	$1,649	4	4	124	0	0

	Nine Months Ended September 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Commercial real estate	$987	0	0	0	0	0
Residential and home equity	35	2	2	37	2	2
Construction	0	0	0	0	0	0
Commercial loans	215	9	10	163	13	13

Total	$1,237	11	12	200	15	15

There were no loans measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

There were no loans determined to be troubled debt restructuring (“TDR”) entered into during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2013. The following is a summary of loans determined to be TDR’s entered into during the nine months ended September 30, 2014:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential and home equity-
Modified payment schedule for six months	1	$35	$35

The allowance for loan losses on all loans that have been restructured and are considered TDR’s is included in the Bank’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR’s that have subsequently defaulted are considered collateral-dependent. There were no TDR’s that subsequently defaulted during the nine months ended September 30, 2014, which were restructured during the same period.

(4)	Other Real Estate Owned

Other real estate owned which is measured at fair value at September 30, 2014 on a nonrecurring basis is as follows (in thousands):

	At Year End					Losses Recorded During the Year
	Total	Level I	Level 2	Level 3	Total Losses
September 30, 2014	$872	0	0	872	0	0

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Regulatory Capital

Banks are required to maintain certain minimum regulatory capital requirements. The Bank is considered to be well-capitalized. The following is a summary at September 30, 2014 of the regulatory capital requirements to be considered “well capitalized” and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	9.05%	6.00%
Tier I capital to risk-weighted assets	12.64%	8.00%
Total capital to risk-weighted assets	13.84%	10.00%

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Earnings Per Share

Earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the three and nine-months ended September 30, 2014 and September 30, 2013 outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method (dollars in thousands, except per share amounts):

	2014			2013
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings (loss)	$295	1,785,900	$0.17	$287	1,498,113	$0.19
Effect of dilutive securities-
Incremental shares from assumed conversion of options		1,793			1,900

Diluted EPS:
Net earnings (loss)	$295	1,787,693	$0.17	$287	1,500,013	$0.19

Nine Months Ended September 30:
Basic EPS:
Net earnings (loss)	$460	1,671,877	$0.28	$851	1,497,490	$0.57
Effect of dilutive securities-
Incremental shares from assumed conversion of options		15,446			15,618

Diluted EPS:
Net earnings (loss)	$460	1,687,323	$0.27	$851	1,513,108	$0.56

(7)	Stock-Based Compensation

The 2007 Stock Option Plan provides for certain key employees and directors of the Company to have the option to purchase shares of the Company’s common stock. Under this Plan, the total number of shares which may be issued is 152,905. All options granted have ten-year terms and vest over periods up to five years. As of September 30, 2014, there were 18,905 shares available for grant.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock-Based Compensation, Continued

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	136,000	$10.00
Options granted	2,500	$10.72
Options forfeited	(4,500)	$10.00
Outstanding at September 30, 2013	134,000	$10.01

Outstanding at December 31, 2013	134,000	$10.01

Outstanding at September 30, 2014	134,000	$10.01	4.4 years

Exercisable at September 30, 2014	131,000	$10.00	4.3 years	$328,000

At September 30, 2014, there was $3,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of twenty-two months. The total fair value of shares vesting and recognized as compensation expense was $1,000 and $2,000 for the nine months ended September 30, 2014 and 2013, respectively. There was no associated income tax benefit recognized for the periods ending September 30, 2014 and September 30, 2013.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
2013
Weighted-average risk-free interest rate	1.13%
Expected dividend yield	0
Expected stock volatility	11.37%
Expected life in years	6.5
Per share fair value of options issued during the year	$1.17

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock-Based Compensation, Continued

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

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2014			At December 31, 2013
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$8,047	8,047	1	34,166	34,166	1
Securities available for sale	43,238	43,238	2	44,071	44,071	2
Loans held for sale	1,971	1,971	3	150	150	3
Loans, net	143,736	140,724	3	121,220	121,964	3
Federal Home Loan Bank stock	186	186	3	204	204	3
Accrued interest receivable	571	571	3	516	516	3

Financial liabilities:
Deposits	179,273	179,329	3	183,225	183,295	3
Other borrowings	2,692	2,692	3	5,719	5,719	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

(9)	Common Stock Offering

The Company filed a Registration Statement with the Securities and Exchange Commission which was effective on December 11, 2013. The Company is offering up to 1,200,000 shares of common stock for $12.50 per share. The Registration Statement was amended effective June 27, 2014, and the offering has been extended to December 31, 2014. As of September 30, 2014, the Company has sold 320,456 shares of common stock for net proceeds of $3.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2013. Results of operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our and our subsidiary’s operations include, but are not limited to, changes in:

•	local, regional, and national economic and business conditions;

•	banking laws, compliance, and the regulatory environment;

•	U.S. and global securities markets, public debt markets, and other capital markets;

•	monetary and fiscal policies of the U.S. Government;

•	litigation, tax, and other regulatory matters;

•	demand for banking services, both loan and deposit products in our market area;

•	quality and composition of our loan or investment portfolios;

•	risks inherent in making loans such as repayment risk and fluctuating collateral values;

•	competition;

•	attraction and retention of key personnel, including our management team and directors;

•	technology, product delivery channels, and end user demands and acceptance of new products;

•	consumer spending, borrowing and savings habits;

•	any failure or breach of our operational systems, information systems or infrastructure, or those of our third party vendors and other service providers, including cyber-attacks;

•	application and interpretation of accounting principles and guidelines;

•	natural disasters, public unrest, adverse weather, public health and other conditions impacting our or our clients’ operations; and

•	other economic, competitive, governmental, regulatory, or technological factors affecting us

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Average equity as a percentage of average assets	8.98%	8.79%	8.95%

Equity to total assets at end of period	10.24%	7.92%	8.50%

Return on average assets(1)	0.29%	0.62%	0.63%

Return on average equity(1)	3.23%	7.08%	7.03%

Noninterest expenses to average assets	2.10%	2.63%	1.98%

Nonperforming loans to total loans at end of period	0.00%	0.00%	0.00%

(1)	Annualized for the nine months ended September 30, 2014 and September 30, 2013.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General. Total assets were $204.5 million at September 30, 2014, a decrease of $2.0 million, or 1.0%, from December 31, 2013. Total deposits at September 30, 2014 were $179.3 million, a decrease of $4.1 million, or 2.2%, from December 31, 2013. The decrease in total assets and deposits relates primarily to a political action committee account that has withdrawn over $21.0 million since December 31, 2013 in connection with campaign funding. Net loans grew to $143.7 million at September 30, 2014, a $22.5 million, or 18.6%, increase from December 31, 2013. Despite a continued and general softness in overall loan demand, we have successfully grown our loan portfolio by increasing our market share in the community.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans.

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loans. As of September 30, 2014, the Bank’s net loans were $143.7 million, representing 70.3% of total assets, compared to $121.2 million at December 31, 2013, or 58.7% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Five loans totaling $242,000 were deemed to be impaired under the Bank’s policy at September 30, 2014, compared to eight loans totaling $382,000 at December 31, 2013. During the three months ended September 30, 2014, the Bank reported actual charge-offs of $533,000. Of this amount, $531,000 relates to an impaired commercial real estate loan in the original amount of $1.4 million. The remaining balance of $872,000 was moved to other real estate owned. Net charge-offs for the three months ended September 30, 2014 was $523,000.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of September 30, 2014 and December 31, 2013, approximately 79.3% and 78.3%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Deposits. The major source of the Bank’s funds for lending and other investment purposes are deposits. Total deposits were $179.3 million at September 30, 2014, compared to $183.4 million at December 31, 2013. Although the Bank continues to make good progress in increasing its deposit base, the decline in total deposits reflects withdrawals of more than $21.0 million from a political action committee account since the end of 2013 related to campaign funding for the November 2014 election. Our new deposit growth was not able to fully offset the effect of this one account.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of September 30, 2014, to borrow up to $30.9 million. There were no advances outstanding at September 30, 2014. We have entered into a repurchase agreement with a client that requires the Company to pledge securities as collateral for borrowing under the agreement. At September 30, 2014 and December 31, 2013, the outstanding balance of such borrowings totaled $2.7 million and $5.7 million, respectively. For the same time periods, the Company pledged securities with a market value of $3.0 million and $5.9 million as collateral for the agreement.

Capital Adequacy. Stockholder’s equity was $20.9 million at September 30, 2014, compared to $16.4 million at December 31,

2013. As of September 30, 2014, no dividends on shares of our common stock had been paid or declared. On December 11, 2013, PMHC commenced a public offering of up to 1,200,000 shares of its common stock for $12.50 per share in order to raise additional capital. This offering is continuing on an ongoing basis through December 31, 2014. PMHC has sold 320,456 shares for net proceeds of $3.7 million as of September 30, 2014.

As of September 30, 2014, the Bank was considered to be “well capitalized” with a 9.05% Tier 1 leverage capital ratio, a 12.64% Tier 1 risk-based capital ratio, and a 13.84% total risk-based capital ratio, above the minimum ratios to be considered “well capitalized.”

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

The following tables sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table for the three-month periods, the decrease in yield on loans was offset by higher yields on securities, resulting in a higher yield on total interest-earning assets. This combined with lower rates on interest-bearing liabilities and a higher ratio of interest-earning assets to interest-bearing liabilities have resulted in a higher interest-rate spread and net interest margin for the period.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$139,433	$1,820	5.22%	$116,205	$1,556	5.36%
Mortgage loans held for sale	1,355	16	4.72	0	0	0
Securities	42,623	230	2.16	42,485	190	1.79
Other (2)	18,280	12	0.26	20,567	17	0.33

Total interest-earning assets	201,691	2,078	4.12	179,257	1,763	3.93

Noninterest-earning assets	8,310			7,273

Total assets	$210,001			$186,530

Interest-bearing liabilities:
Savings, NOW and money-market deposits	119,041	130	0.44	103,459	122	0.47
Time deposits <$100,000	3,436	4	0.47	3,738	6	0.64
Time deposits >$100,000	10,103	20	0.79	11,551	22	0.76

Deposits	132,580	154	0.46	118,748	150	0.51
Other borrowings	2,730	7	1.03	5,794	15	1.04

Total interest-bearing liabilities	135,310	161	0.48	124,542	165	0.53

Noninterest-bearing deposits	53,771			45,713
Noninterest-bearing liabilities	254			260
Stockholders’ equity	20,666			16,015

Total liabilities and stockholders’ equity	$210,001			$186,530

Net interest income		$1,917			1,598

Interest-rate spread			3.64%			3.41%

Net interest margin (3)			3.80%			3.57%

Ratio of average interest-earning assets to average interest-bearing liabilities	149.06%			143.93%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(3)	Net interest margin is net interest income divided by total interest-earning assets, annualized.

As shown in the table for the nine-month periods, the decrease in yield on total interest earning assets was offset by lower rates on interest-bearing liabilities and a higher ratio of interest-earning assets to interest-bearing liabilities, thereby resulting in a slightly higher interest-rate spread and net interest margin for the period.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$131,425	$5,145	5.22%	$110,048	$4,453	5.40%
Mortgage loans held for sale	629	26	5.51	0	0	0
Securities	42,955	680	2.11	43,491	605	1.85
Other (2)	28,355	54	0.25	18,750	39	0.28

Total interest-earning assets	203,364	5,905	3.87	172,289	5,097	3.94

Noninterest-earning assets	8,156			8,246

Total assets	$211,520			$180,535

Interest-bearing liabilities:
Savings, NOW and money-market deposits	117,597	400	0.45	102,897	399	0.52
Time deposits <$100,000	3,572	13	0.49	3,529	19	0.72
Time deposits >$100,000	10,428	55	0.70	12,177	73	0.80

Deposits	131,597	468	0.47	118,603	491	0.55
Other borrowings	3,908	29	0.99	5,780	43	0.99

Total interest-bearing liabilities	135,505	497	0.49	124,383	535	0.57

Noninterest-bearing deposits	56,942			39,322
Noninterest-bearing liabilities	89			693
Stockholders’ equity	18,984			16,137

Total liabilities and stockholders’ equity	$211,520			$180,535

Net interest income		$5,408			$4,562

Interest-rate spread			3.38%			3.37%

Net interest margin (3)			3.55%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	150.08%			138.51%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(3)	Net interest margin is net interest income divided by total interest-earning assets, annualized.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

Net Income. For the three months ended September 30, 2014, we reported net earnings of $295,000, or $0.17 per basic and diluted share, compared to net earnings of $287,000, or $0.19 per basic and diluted share, for the three months ended September 30, 2013.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $1.9 million for the three months ended September 30, 2014, compared to $1.6 million for the three months ended September 30, 2013.

Interest Income. Despite generally lower yields on loans since 2011, interest income increased to $2.1 million for the three months ended September 30, 2014, a $315,000, or 17.9%, increase over the three months ended September 30, 2013. The increase was driven by an increase in average loans from $116.2 million for the quarter ended September 30, 2013 to $139.4 million for the quarter ended September 30, 2014. Higher yields on securities also contributed $40,000 to the increase in total interest income.

Interest Expense. Interest expense was $161,000 for the three months ended September 30, 2014, compared to $165,000 for the three months ended September 30, 2013. The decrease in interest expense is due to a lower interest rate environment and a shift from interest-bearing to noninterest-bearing deposits. During 2014 and 2013, the Bank aggressively managed interest paid on deposits, decreasing the average rate paid on deposits from 0.51% in the three months ended September 30, 2013 to 0.46% in the three months ended September 30, 2014. Furthermore, the average balance of noninterest-bearing deposits to the average balance of total deposits increased from 27.3% during the three months ended September 30, 2013 to 29.9% during the three months ended September 30, 2014.

The combination of higher average loan balances, a higher yield on securities, a shift in deposit mix to noninterest-bearing deposits, and a decrease in overall deposit funding costs resulted in a 24 basis point increase in the Bank’s net interest margin from 3.57% for the three months ended September 30, 2013, to 3.80% for the same period in 2014.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended September 30, 2014 was $206,000, compared to $80,000 for the three months ended September 30, 2013. The increase in the provision relates to strong loan growth from the second quarter of 2014 to the third quarter of 2014, compared to the same periods in 2013. Management believes that the allowance for loan losses, which was $2.0 million or 1.39% of total loans, at September 30, 2014, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, gain on sale of SBA loans, mortgage banking revenue, gain on sale of securities available for sale, and income from bank-owned life insurance. Noninterest income for the three months ended September 30, 2014 totaled $207,000, an increase of $46,000, or 28.6%, from the three months ended September 30, 2013. The increase primarily reflects higher service charges and fees on deposit accounts and increases in mortgage banking revenue.

Noninterest expense. Noninterest expense increased $221,000 from $1.2 million for the three months ended September 30, 2013, to $1.5 million for the three months ended September 30, 2014. The increase was primarily due to a $155,000 increase in salaries and employee benefits and a $50,000 increase in professional fees. Full-time equivalent employees have increased from thirty-four at September 30, 2013 to forty-one at September 30, 2014, as the Bank continues to position itself for future expansion, while higher professional fees relates to increased legal and accounting expenses associated with SEC reporting.

Income Taxes. Income tax expense is based on amounts reported in the statements of operations, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $160,000 for the three months ended September 30, 2014, compared to income tax expense of $150,000 for the three months ended September 30, 2013. The higher provision relates to higher earnings for the quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

Net Income. For the nine months ended September 30, 2014, we reported net earnings of $460,000, or $0.28 per basic and $0.27 per diluted share, compared to net earnings of $851,000, or $0.57 per basic and $0.56 per diluted share, for the nine months ended September 30, 2013.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $5.4 million for the nine months ended September 30, 2014, compared to $4.6 million for the nine months ended September 30, 2013.

Interest Income. Despite generally lower yields on loans since 2011, interest income increased to $5.9 million for the nine months ended September 30, 2014, a $808,000, or 15.9%, increase over the nine months ended September 30, 2013. The increase was driven by an increase in average loans from $110.0 million for the nine months ended September 30, 2013 to $131.4 million for the nine months ended September 30, 2014. Higher yields on securities also contributed $75,000 to the increase in total interest income.

Interest Expense. Interest expense was $497,000 for the nine months ended September 30, 2014, compared to $534,000 for the nine months ended September 30, 2013. The decrease in interest expense is due to a lower interest rate environment and a shift from interest-bearing to noninterest-bearing deposits. During 2014 and 2013, the Bank aggressively managed interest paid on deposits, decreasing the average rate paid on deposits from 0.55% in the nine months ended September 30, 2013 to 0.47% in the nine months ended September 30, 2014. Furthermore, the average balance of noninterest-bearing deposits to the average balance of total deposits increased from 23.4% during the nine months ended September 30, 2013 to 31.8% during the nine months ended September 30, 2014.

The combination of higher average loan balances, a shift in deposit mix to noninterest-bearing deposits, and a decrease in overall deposit funding costs resulted in a two basis point increase in the Bank’s net interest margin from 3.53% for the nine months ended September 30, 2013, to 3.55% for the same period in 2014.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the nine months ended September 30, 2014 was $797,000, compared to $403,000 for the nine months ended September 30, 2013. The increase in the provision relates primarily to a $504,000 reserve taken during the second quarter for an impaired $1.4 million commercial real estate loan. The reserve associated with this particular loan was charged off in the most recent quarter, with the remaining balance of $872,000 moved to other real estate owned. Management believes that the allowance for loan losses, which was $2.0 million or 1.39% of total loans, at September 30, 2014, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. For the nine months ended September 30, 2014, noninterest income was $511,000, a $208,000, or 28.9%, decrease from the nine months ended September 30, 2013. Increases in service charges and fees on deposit accounts and other income were offset by lower mortgage banking revenue, lower income on bank-owned life insurance, and no income from gain on sale of SBA loans compared to a gain of $246,000 on the sale of an SBA loan that was reported in 2013.

Noninterest expense. Noninterest expense increased $876,000, or 24.5%, from $3.6 million for the nine months ended September 30, 2013, to $4.4 million for the nine months ended September 30, 2014. The increase is primarily attributable to higher payroll expenses and professional fees. Full-time equivalent employees have increased from thirty-four at September 30, 2013 to forty-one at September 31, 2014, as the Bank continues to position itself for growth, while the increase in professional fees relates to increased legal and accounting expenses associated with SEC reporting.

Income Taxes. Income tax expense is based on amounts reported in the statements of operations, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The income tax expense was $215,000 for the nine months ended September 30, 2014, compared to income tax expense of $457,000 for the nine months ended September 30, 2013. The lower expense resulted from lower earnings for the nine month period.

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of September 30, 2014, was $2.5 million.

At September 30, 2014, total deposits were $179.3 million, of which $9.7 million were in certificates of deposits of $100,000 or more. Also, as a member of the FHLB, we have access to approximately $30.9 million of available lines of credit secured by qualifying collateral as of September 30, 2014, in addition to $8.7 million in lines of credit we maintain with correspondent banks. As of September 30, 2014, we had no outstanding balances on such lines of credit.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets. These transactions include commitments to extend credit in the ordinary course of business to approved clients, construction loans in process, unused lines of credit, guaranteed accounts, and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

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

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third party credit card company, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on the particular account plus 10%. The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below.

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

We minimize our exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures, as well as by generally charging fees for issuing them. The effect on our revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

The following is a summary of the total contractual amount of commitments outstanding as of the respective dates (dollars in thousands):

September 30, 2014
Commitments to extend credit	$2,365
Construction loans in process	10,091
Unused lines of credit	23,217
Standby financial letters of credit	1,011
Guaranteed accounts	90

Total of off-balance sheet instruments	$36,774

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

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

We intend to continually review and evaluate the design and effectiveness of PMHC’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and nonfinancial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various matters incidental to the conduct of a banking business. Presently, we believe that we are not a party to any legal proceedings in which resolution would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations, cash flows, or capital levels.

Item 1A. Risk Factors

Not Required for Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, we sold no securities which were not registered under the Securities Act of 1933 and did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Agreement for Loan Review Services with Carr, Riggs & Ingram, LLC	Exhibit 10.6 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Kathleen C. Jones, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation Committee	Exhibit 99.2 to Form 10-K filed on March 28, 2014

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

November 13, 2014
Date	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

November 13, 2014
Date	By:	/s/ Kathleen C. Jones
Kathleen C. Jones
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer