Form 10-K
period 2014-12-31
Prime Meridian Holding Co
filed 2015-03-26
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Large accelerated filer:	☐	Accelerated filer:	☐

Non accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of March 26, 2015, there were 1,943,534 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $12.50 per share selling price of the common stock on June 30, 2014 was $14.2 million.

Prime Meridian Holding Company

2014 Form 10-K Annual Report

Part I

Item 1.	Business

General Description of Business

Prime Meridian Holding Company (“PMHC” and the “Company”) was incorporated as a Florida corporation on May 25, 2010 and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008 and was acquired by the Company on September 16, 2010. PMHC has no significant operations other than owning the stock of the Bank. Since opening in 2008, the Bank has conducted a general banking business and has grown to forty-two full time equivalent (“FTE”) employees as of December 31, 2014.

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

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. The United States Census Bureau estimated that the population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, was 367,315 at the end of 2010. Tallahassee is the State Capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. Florida’s Capital Region is furthermore home to two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. While the region is thought to be attractive for many types of economic development, the Economic Development Council of Tallahassee/Leon County has identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment, (2) aviation and aerospace, (3) health sciences, medical education, training and research, and sports medicine, (4) information technology, (5) research and engineering, (6) transportation and logistics, and (7) advanced manufacturing.

Like all Florida communities, we have seen the impact of the most recent economic recession, specifically the dramatic decrease in housing and real estate values. According to the Bureau of Labor Statistics, as of December 2014, the national unemployment rate and Florida’s unemployment rate were both 5.6%, while Tallahassee’s rate was at 5.4%. Although trends have begun to improve, sustained elevated unemployment rates could result in nonperforming loans and reduced asset quality.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit and online banking, we offer basic services which include demand interest-bearing and noninterest-bearing accounts, savings accounts, money-market deposit accounts, NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, debit cards, direct deposits, notary services, night depository, cashier’s checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2014, the Bank did not have trust powers.

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

Our loan target market includes owner-occupied and non-owner occupied commercial real estate, small businesses, real estate developers, consumers, and professionals. Small business clients are typically a commercial entity with sales of $25 million or less; these clients have the opportunity to generate significant revenue for banks.

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

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, business lines of credit, and Small Business Administration (“SBA”) loans. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our relationships with commercial clients. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 72.2% of the Company’s total assets at December 31, 2014.

Our lenders have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is presented to Loan Committee for approval. The voting members of the Bank’s Loan Committee consist of at least five directors, with at least two of those five being outside Board members. Alternates or designates may be appointed by the Board of Directors when needed. Loan Committee generally meets weekly to consider any loan requests which are in excess of the lending limits of individual lending officers and require approval before the disbursement of proceeds and to review all other loans for compliance with our loan policy. Liquidity and stability in the Bank’s portfolio are given the highest priority, and therefore, it is the responsibility of the Loan Committee to review the portfolio mix of loans as well as the average maturities on at least a quarterly basis following Call Reports. Actions of the Loan Committee are reported to the Board of Directors at its regular meetings.

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Commercial real estate loans, comprising 34.2% of the loan portfolio, and residential real estate and home equity loans, accounting for 33.7% of the loan portfolio were the two largest categories of loans in 2014.

Commercial Real Estate Loans. Secured by mortgages on commercial property, these loans are typically more complex and present a higher risk profile than our consumer real estate loans. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower whereas non-owner occupied commercial real estate loans are generally dependent on rental income. The typical maturity for these loans is three to five years; however, payments may be amortized over a longer period. Interest rates on our commercial real estate loans are generally fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, we normally require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of our enterprise risk management process, we understand that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flow and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities, multifamily properties, hotels, mixed-use residential and commercial properties.

Residential Real Estate Loans. We offer first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Borrowers may be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As part of our product mix, we offer both portfolio and secondary market mortgages. Portfolio loans generally consist of 1-year, 3-year, or 5-year adjustable rate mortgages, while 15-year or 30-year fixed rate loans are generally sold to the secondary market. All of our portfolio residential loans are underwritten based upon the guidelines of the secondary market, predominantly Freddie Mac and Fannie Mae.

Construction Loans. Typically, these loans have a term of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans will convert to a term loan with a maturity of one to five years. This portion of our loan portfolio includes loans to small-to-medium sized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and loans to residential developers. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed the Bank’s policies. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction, and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to move to permanent financing of the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends after the initial funding of the loan.

Commercial Loans. We offer a wide range of commercial loans, including small business loans, equipment financing, business lines of credit, and SBA loans. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our lenders primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral. Valuation of business collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate. Business lines of credit generally do not exceed two years and typically, are secured by accounts receivable, inventory, and the personal guarantees of the principals of the business. Significant factors affecting a commercial borrower’s credit-worthiness include the quality of management and the ability to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other risk factors could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our residential real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt.

Consumer Loans. Our consumer loan portfolio is the smallest portion of our loan portfolio, representing 1.8% of our total loan portfolio at December 31, 2014. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. In some cases, consumer loans are unsecured credits that subject us to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed and variable interest rates and are based on the appropriate amortization for the asset and purpose.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are gathered principally from within our primary market area through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. We consider the majority of our regular savings, demand, NOW, and money-market deposit accounts to be core deposits. The majority of our deposits are generated within the Leon County, Florida area. Our deposits are insured up to the maximum amount allowed by law by the Federal Deposit Insurance Corporation (the “FDIC”), and we operate under the supervision and regulations of the FDIC and the Florida Office of Financial Regulation (“OFR”).

Maturity terms, service fees, and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew, or roll over deposits at such rates. The regulations define “well capitalized,” “adequately capitalized” and “undercapitalized” as those terms are defined by the agencies implementing the prompt corrective action provisions of applicable law (see “Government Supervision and Regulation-Capital”). As of December 31, 2014, the Bank met the definition of a “well capitalized” depository institution.

We have not participated in the Certificate of Deposit Account Registry Service (“CDARS”), nor do we have any brokered deposits. We do offer certificates of deposit, including time deposits of $100,000 or more, public fund deposits and other large deposit accounts. These tend to be short-term in nature and are more sensitive to changes in interest rates than other types of deposits; therefore, they may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect our liquidity. In a rising interest rate market, short-term deposits may prove to be a costly source of funds because their short-term nature requires renewal at increasingly higher interest rates, which may adversely affect the Bank’s earnings. However, the opposite is true in a falling interest rate market where such short-term deposits are more favorable to the Bank.

Company Website and U.S. Securities Exchange Commission Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.primemeridianbank.com as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our charters of the Audit Committee and the Compensation Committee, along with our Code of Ethics and Insider Trading Policy are available on our website at www.primemeridianbank.com. Printed copies of this information may also be obtained, without charge, by written request to the Corporate Secretary at P.O. Box 13629, Tallahassee, FL 32317.

Employees

At December 31, 2014, PMHC had forty-two full time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the Annual Deposit Report produced by the FDIC, total deposits in the Tallahassee MSA grew from approximately $5.4 billion to $5.6 billion from June 30, 2009 to June 30, 2014. Today, there are 29 financial institutions serving Tallahassee; 17 of these are banks and 12 are credit unions. Four of the banks are headquartered in Leon County, including Prime Meridian Bank. As of June 30, 2014, Prime Meridian Bank had a 3.3% share of the deposits in the Tallahassee MSA.

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

Except as authorized by the BHCA and Federal Reserve regulations or orders, a bank holding company is generally prohibited from acquiring direct or indirect control of 5% or more of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. The primary exception allows a bank holding company to own shares in any company whose activities have been determined by the Federal Reserve to be so closely related to banking or to managing or controlling banks that ownership of shares of that company is appropriate. Activities the Federal Reserve has determined by regulation to be permissible for bank holding companies include the following:

•	making or servicing loans and certain types of leases;

•	engaging in certain insurance activities;

•	performing certain data processing services;

•	acting in certain circumstances as a fiduciary or investment or financial advisor;

•	providing management consulting services;

•	owning savings associations;

•	and making investments in corporations or projects designed primarily to promote community welfare.

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

Areas regulated and monitored by the bank regulatory authorities include:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	establishment of branches;

•	corporate reorganizations;

•	transactions with affiliates;

•	maintenance of books and records;

•	and adequacy of staff training to carry out safe lending and deposit gathering practices.

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

Basel III and Sarbanes-Oxley Act

Additionally, in July 2013, the FDIC approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. Beginning in January 2015, Basel III and the regulations of the federal banking agencies required bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will likely impose additional costs on the Company and the Bank.

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

Capital

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company’s assets reach $500 million, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead a bank holding company with less than $500 million generally applies the risk-based capital and leverage capital guidelines on a bank only basis and must only meet a debt-to-equity ratio at the holding company level. The FDIC risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights (from 0% to 150%) are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Capital is then classified into three categories, Common Equity Tier 1, Additional Tier 1, and Tier 2. Common Equity Tier 1 Capital (“CET1”) is the sum of common stock instruments and related surplus net of treasury stock, retained earnings, Accumulated Other Comprehensive Income (“AOCI”), and qualifying minority interests, less applicable regulatory adjustments and deductions that include AOCI (if an irrevocable option to neutralize AOCI is exercised). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to an aggregate of 15% of CET1 and 10% of CET1 individually. Additional Tier 1 Capital includes noncumulative perpetual preferred stock, Tier 1 minority interests, grandfathered trust preferred securities, and Troubled Asset Relief Program instruments, less applicable regulatory adjustments and deductions. Tier 2 Capital includes subordinated debt and preferred stock, total capital minority interests not included in Tier 1, and ALLL not exceeding 1.25% percent of risk-weighted assets, less applicable regulatory adjustments and deductions.

Effective January 1, 2015, smaller banks, such as the Bank, became subject to the following new capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
PCA Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10%	8%	6.5%	5%
Adequately Capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly Undercapitalized	< 6%	< 4%	< 3%	<3%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Community banks also became, and will become, subject to the following minimum capital requirements as of the dates indicated below.

Year (as of January 1)	2015	2016	2017	2018	2019
Minimum CET1 ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Capital conversion buffer	N/A	0.625%	1.25%	1.875%	2.50%
CET1 plus capital conservation buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Phase-in of deductions from CET1*	40.0%	60.0%	80.0%	100.0%	100.0%
Minimum tier 1 capital	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum tier 1 capital plus capital conservation buffer	N/A	6.625%	7.25%	7.875%	8.5%
Minimum total capital	8.0%	8.0%	8.0%	8.0%	8.0%
Minimum total capital plus conservation buffer	N/A	8.625%	9.25%	9.875%	10.5%

*	Including certain threshold deduction items that are over the limits.

Federal banking regulators have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the revised capital standards now explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the institution in question is considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under-capitalized,” or “critically undercapitalized.” Generally, as an institution is deemed to be less well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of the Bank in a relatively short period of time. Failure to meet these capital requirements could subject the Bank to prompt corrective action provisions of the FDIC, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. On November 14, 2014, the FDIC also adjusted the capital ratio thresholds used to assess Federal Deposit Insurance premiums. The Company is currently evaluating the provisions of the final rules and their expected impact.

As of December 31, 2014, the Bank was considered to be “well capitalized” with a 9.52% Tier 1 leverage ratio; 12.84% Tier 1 risk-based capital ratio and 14.09% total risk-based capital ratio, well above the current capital minimum ratios to be considered “well capitalized.”

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

As a Florida state-chartered bank, the Bank is also subject to regulatory restrictions on the payment of dividends, including a prohibition of dividend payments from the Bank’s capital under certain circumstances without the prior approval of the OFR and the FDIC. Except with the prior approval of the OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a Florida state-chartered bank is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital. Effective January 1, 2015, banks are also required to hold a capital conservation buffer of CET1 in excess of their minimum risk-based capital ratios to avoid limits on dividend payments and certain other bonus payments. Those requirements are reflected in the following table.

Capital Conservation Buffer (as a percentage of risk weighted assets)	Maximum Payout Ratio (as a % of the Previous Four Quarters of Net Income)
Greater than 2.5%	No payout limitation
Less than or equal to 2.5% and greater than 1.875%	60%
Less than or equal to 1.875% and greater than 1.25%	40%
Less than or equal to 1.25% and greater than 0.625%	20%
Less than or equal to 0.625%	0%

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

Correspondent Banking

Correspondent banking gives the Bank access to services that we have determined are not economical or practical to perform ourselves. We purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies. We also use correspondent banks for overline and liquidity loan participations and sales of loan participations.

Interest and Usury

The Bank is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter the Bank from continuing to originate loans.

Item 1A	Risk Factors

RISKS RELATED TO OUR BUSINESS OPERATIONS

Some of our borrowers will not repay their loans, and losses from loan defaults may exceed the allowance we establish for that purpose, which may have an adverse effect on our business.

Consistent with the financial institution industry, some of our borrowers inevitably will not repay loans that we make to them. This risk is inherent in the banking business. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. If a significant number of loans are not repaid, it will have an adverse effect on our earnings and overall financial condition.

Like all financial institutions, we maintain an allowance for loan and lease losses to account for possible loan defaults and nonperformance. The allowance for loan and lease losses reflects our best estimate of probable losses in the loan portfolio at the relevant time. This evaluation is based primarily upon the following: a review of our historical loan loss experience as adjusted for certain qualitative factors; known risks contained in the loan portfolio; known risks for each segment of our loan portfolio; composition and growth of the loan portfolio; and certain economic factors. Despite our best efforts, and particularly due to the fact that we have a limited loan loss history, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions and estimations. As a result, our allowance for loan losses may not be adequate to cover our actual losses, and future provisions for loan losses may adversely affect our earnings.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth any further. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and limitations, and competition, may also impede or prohibit our efforts to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results from operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

If the economic recovery in our market continues at or below the current pace for a prolonged period, our financial results could be adversely affected.

Our success will depend in large part on economic conditions in Tallahassee and Leon County, Florida. An economic downturn in our market could result in nonperforming assets, which may result in operating losses, impaired liquidity, and the erosion of capital. A variety of factors could create this scenario, including adverse developments in the local industries, reduction in state government staffing, or national disasters such as hurricanes, floods, or tornadoes.

Changes in interest rates affect our profitability and assets.

Our profitability depends to a large extent on the Bank’s net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expenses on interest-bearing liabilities such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, economic recession, unemployment, money supply, domestic and international events, and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

Changes in the difference between short and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as has occurred in the current zero interest target rate policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets and diminished expectations or growth in the financial services industry.

Our loan portfolio includes commercial, real estate, and consumer and other loans that may have higher risks.

Our commercial real estate, residential real estate, construction, commercial, and consumer and other loans at December 31, 2014, were $ 52.7 million, $ 51.9 million, $15.9 million, $30.8 million, and $2.9 million, respectively, or 34.2%, 33.7%, 10.3%, 20.0%, and 1.8% of total loans. Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and depend on our financial performance. Accordingly, there is no assurance as to our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital to support our growth, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Both our industry and our primary service area are highly competitive.

There are a number of national and regional financial institutions that compete with us in our primary service area, both within Tallahassee and in all of Leon County, Florida. By virtue of their larger capital resources, such institutions have significantly greater lending limits than we have, and these financial institutions have the ability to offer a greater mix of financial products and services than we are able to provide. In addition, we are also competing with other financial institutions, such as savings and loan associations and credit unions, for deposits and loans. Most of our competitors benefit from a more established market presence, greater capital, and a larger asset and lending base. As a result, we cannot anticipate the extent to which such competition may negatively affect our ability to operate profitably.

Our lending limit per borrower will continue to be lower than many of our competitors which may discourage potential clients and limit our loan growth.

The Bank’s legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2014, our legal lending limit for loans was approximately $4.8 million to any one borrower on a secured basis and $2.9 million on an unsecured basis. Furthermore, management had an established in-house lending limit of $3.5 million for any single secured loan or loan relationship and an in-house limit of $500,000 for any single unsecured loan or loan relationship as of December 31, 2014. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2014, approximately 78.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

This concentration of loans subjects us to risks if there is a downturn in the economy or a recession similar to the one our country recently experienced. A downturn could result in decreased loan originations and increased delinquencies and foreclosures, which could more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Leon County, Florida, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties, and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us.

Future economic growth in our market area may be slower compared to previous years.

The State of Florida’s population growth historically has exceeded national averages. Consequently, the state has experienced substantial growth in new business formation and public works spending. Although recently home prices have increased due to a moderate economic growth and migration into our market area, growth in our market area may still be restrained in the near term. Any decrease in existing and new home sales limits lending opportunities and negatively affects our income. Additionally, a decline in property values could lead to valuation adjustments on our loan portfolio.

Our business strategy depends on continued growth; therefore, our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our business prospects must be considered in light of the risks, expenses, and difficulties that are frequently encountered by companies in significant growth stages of development. In light of the prevailing economic conditions, we cannot assure you we will be able to expand our market presence in our existing market, successfully enter new markets, or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition, or results of operations and could negatively affect successful implementation of our business strategy.

We may face risks with respect to future expansion.

We may engage in additional de novo branch expansion, expansion through acquisitions of existing branches of other financial institutions, or the acquisition of existing financial institutions in North Florida, South Georgia, or South Alabama. We may consider and enter into new lines of business or offer new products or services. Branch expansion, acquisitions, and mergers involve a number of risks, including, but not limited to: (i) the time and costs associated with identifying and evaluating potential acquisitions and merger partners; (ii) inaccurate estimates and judgments regarding credit, operations, management, and market risks of the target institutions; (iii) the time and costs of evaluating new markets, hiring experienced local management, opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion; (iv) our ability to finance an acquisition and possible dilution to our existing shareholders; (v) the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses; (vi) our ability to penetrate new markets when we lack experience in those markets; (vii) the strain of growth on our infrastructure, staff, internal controls and managements, which may require additional personnel, time, and expenditures; (viii) exposure to potential asset quality issues with acquired institutions; (ix) the introduction of new products and services into our business that could prove costly; and (x) the possibility of unknown or contingent liabilities.

We may incur substantial costs to expand and we can give no assurance such expansion will result in the levels of profits we seek. There can be no guarantee that integration efforts of any future mergers or acquisitions will be successful. Also, we may issue equity securities, including Common Stock and securities convertible into shares of our Common Stock in connection with a future acquisition, which could cause ownership and economic dilution to our current shareholders.

We are dependent on key executive officers, the loss of which may be detrimental to our operations.

We are dependent on certain executive officers of the Bank, namely our Chief Executive Officer and President, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Senior Lender, and our Executive Vice President and Chief Risk Officer for their leadership and oversight in all aspects of our operations and the unexpected loss of any of these personnel could adversely affect our operations.

LEGAL AND REGULATORY RISKS

We are subject to government regulation and monetary policy that could constrain our growth and profitability.

We are subject to extensive federal government supervision and regulations that impose substantial limitations with respect to lending activities, purchases of investment securities, the payment of dividends, and many other aspects of the banking business.

Many of these regulations are intended to protect depositors, the public, and the Federal Deposit Insurance Corporation (“FDIC”), but not our shareholders. Future legislative enactments or governmental policy could adversely affect the banking industry and our operations. Federal economic and monetary policy may also affect our ability to attract deposits, make loans, and achieve our planned operating results.

Recent legislative and regulatory initiatives could affect our operations.

The Dodd-Frank Act, enacted in 2010, has and will continue to increase the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters, and changes among the banking regulatory agencies. Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have already been proposed and enacted by the applicable federal agencies. Certain provisions will not apply to banking organizations with less than $10 billion of assets; however, the provisions of the Dodd-Frank Act may have unintended effects on smaller banks, which will not be clear until implementation.

The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to some of our business practices, or otherwise adversely affect our business, as would other regulatory initiatives that may become effective. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. It may also require us to hold higher levels of regulatory capital and/or liquidity and it may cause us to adjust our business strategy and limit our future business opportunities. We cannot predict the effects of this legislation and the corresponding regulations on us, our competitors, or on the financial markets and economy, although it may significantly increase costs and impede efficiency of internal business processes.

Additionally, in July 2013, the FDIC approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies required bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards beginning in January 2015. Compliance with these rules will impose additional costs on the Company and the Bank.

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business. We also provide our clients the ability to bank electronically through online banking, remote capture, mobile capture, and mobile banking. The secure transmission of confidential information over the internet is a critical element of banking online. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems. Any failure, interruption, or breach in the security of these systems could result in disruptions in our client relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of possible failure, interruption, or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability. While we do carry insurance to protect against losses resulting from such technology issues or breaches, we could be exposed to claims, litigation, and other possible liabilities that could exceed the maximum policy limits.

Florida financial institutions face a higher risk of noncompliance and enforcement actions with the Bank Secrecy Act and other Anti-Money Laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on Anti-Money Laundering and Bank Secrecy Act compliance requirements, particularly the Anti-Money Laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to institutions’ Bank Secrecy Act and Anti-Money Laundering compliance. Consequently, a number of formal enforcement actions have been issued against Florida financial institutions.

In order to comply with regulations, guidelines, and examination procedures in this area, the Bank has been required to adopt new policies and procedures and to install new systems. If the Bank or future Bank acquisitions have policies, procedures, and systems that are deemed deficient, then the Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan including its acquisition plans.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject the Bank to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. While the Bank’s most recent assessment decreased, increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

RISKS RELATED TO OWNERSHIP OF SHARES OF OUR COMMON STOCK

The limited trading market may make it difficult for you to sell your shares in the future.

There has been very limited trading activity in shares of our Common Stock as our shares are not currently listed on any stock exchange. A public market having depth and liquidity depends on having enough buyers and sellers at any given time. Without an active trading market, shareholders may find it difficult to find buyers for their shares. Investors should be aware that they may be required to bear the financial risks of this investment for an indefinite period of time.

Our Board of Directors owns a significant percentage of our shares and will be able to make decisions to which you may be opposed.

As of March 26, 2015, the Company’s directors and executive officers as a group own 487,839 shares of Common Stock, or 25.1% of our outstanding Common Stock. In addition, the directors and executive officers have stock options to acquire 96,500 shares of Common Stock, which, if fully exercised, would result in them owning 28.6% of our outstanding Common Stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

We do not intend, and face statutory restrictions on our ability, to pay dividends in the immediate future.

We have not paid any dividends on our Common Stock since our inception, and we do not intend to pay dividends in the immediate future. Instead, we anticipate that all of our future earnings will be used for working capital, to support our operations, and to finance the growth and development of our business. In addition, because the Bank is our only material asset, PMHC’s ability to pay dividends to our shareholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations, and policies.

We are an emerging growth company, “EGC,” and the reduced reporting requirements applicable to EGCs may make our Common Stock less attractive to investors.

We are an EGC as defined in the JOBS Act. As long as we are classified as an EGC we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. These include reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an EGC for up to five years, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in nonconvertible debt in a three year period, or if the market value of our Common Stock held by nonaffiliates exceeds $700 million, in which case we would no longer be an EGC as of the following December 31. We cannot predict if investors will find our Common Stock less attractive because we may utilize these exemptions, or if we choose to utilize additional exemptions in the future. If some investors find our Common Stock less attractive, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

Our main office is a free standing facility located at 1897 Capital Circle NE, Tallahassee, Florida, which we own and first occupied in February 2012. The main floor houses the headquarters of the Bank and has three drive-up windows and an automated teller machine (“ATM”). The second floor houses the Executive Offices and headquarters of the Company. In addition, we continue to lease our original office, at 1471 Timberlane Road, Suite 124, Tallahassee, Florida, which has drive-up access and is equipped with an ATM.

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

Shares of the Company’s Common Stock are not listed on any stock exchange or quoted on the NASDAQ Stock Market. Shares of Common Stock have periodically been sold in a limited number or privately negotiated transactions between stockholders. As of December 31, 2014, there were 475 record holders of Common Stock.

Dividends

As of December 31, 2014, the Board of Directors had not declared any dividends. Florida law and federal regulations limit the Bank’s ability to declare and pay dividends to the Company (see Item 1 Business – “Government Supervision and Regulation – Payment of Dividends”).

Share Repurchase

We did not repurchase any shares of our common stock in 2014.

Stock Plans

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:	Selected Financial Data

The following table is a presentation of summary financials for PMHC as of December 31, 2014, 2013, and 2012 and for the years ended December 31, 2014, 2013, and 2012. The following Summary Financial Data should be read in conjunction with the other financial disclosures and discussions contained elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in future period.

	At or For the Years Ending December 31,
	2014	2013	2012
Balance Sheet Data:
Total assets	$210,358	206,473	169,658
Total loans, net	151,869	121,220	93,400
Total deposits	183,971	183,365	146,729
Total shareholders’ equity	22,867	16,361	16,039

Income Statement Data:
Net interest income	$7,455	6,266	4,932
Provision for loan and lease losses	747	513	473
Noninterest income	710	859	1,250
Noninterest expense	5,898	4,861	4,102
Income taxes	514	602	589
Net earnings	1,006	1,149	1,018

Per Common Share Outstanding Data:
Basic earnings per common share	$0.59	0.77	0.68
Diluted earnings per common share	0.58	0.76	0.68
Book value per common share	11.78	10.92	10.72
Common shares outstanding	1,941,617	1,498,937	1,496,106
Average common shares outstanding:
Per basic	1,709,746	1,497,737	1,496,106
Per diluted	1,726,662	1,518,618	1,496,106

Performance Ratios:
Return on average assets	0.48%	0.62%	0.69%
Return on average equity	5.21%	7.08%	6.50%
Net interest margin	3.70%	3.55%	3.53%

Asset Quality Ratios:
Allowance to loans	1.36%	1.41%	1.31%
Allowance for loan losses to nonperforming loans	1,227%	0.00%	1,231%
Nonperforming loans to total loans	0.11%	0.00%	0.11%
Nonperforming assets to total assets	0.08%	0.00%	0.06%
Net charge-offs (recoveries) to average loans	0.28%	0.02%	0.16%

Capital Ratios:
Total risk-based capital ratio (Bank)	14.09%	13.66%	15.97%
Tier 1 risk-based capital ratio (Bank)	12.84%	12.41%	14.78%
Tier 1 leverage capital ratio (Bank)	9.52%	8.41%	9.67%
Total equity to total assets (Bank)	9.34%	7.89%	9.42%

Other Data:
Number of full-time employees	42	38	34
Number of full-service branch offices	2	2	2

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and the operations of our subsidiary, Prime Meridian Bank, include, but are not limited to, changes in the following:

•	local, regional, and national economic and business conditions;

•	banking laws, compliance, and the regulatory environment;

•	unanticipated changes in the U.S. and global securities markets, public debt markets, and other capital markets;

•	monetary and fiscal policies of the U.S. Government;

•	litigation, tax, and other regulatory matters;

•	demand for banking services, both loan and deposit products in our market area;

•	quality and composition of our loan or investment portfolios;

•	risks inherent in making loans such as repayment risk and fluctuating collateral values;

•	competition;

•	attraction and retention of key personnel, including our management team and directors;

•	technology, product delivery channels, and end user demands and acceptance of new products;

•	consumer spending, borrowing and savings habits;

•	any failure or breach of our operational systems, information systems or infrastructure, or those of our third party vendors and other service providers, including cyber-attacks;

•	application and interpretation of accounting principles and guidelines;

•	natural disasters, public unrest, adverse weather, public health and other conditions impacting our or our clients’ operations;

•	and other economic, competitive, governmental, regulatory, or technological factors affecting us.

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

As a one-bank holding company, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is deposits. Our largest expenses are interest on those deposits, salaries plus related employee benefits, and occupancy and equipment. We measure our performance through our net interest margin, return on average assets, and return on average equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; therefore, our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Bank must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is the valuation of our subsidiary bank’s loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including: the calculation of the allowance for loan losses; the valuation of underlying collateral; the timing of loan charge-offs; and the amount and amortization of loan fees and deferred origination costs.

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

Inherent loan losses are evaluated in accordance with ASC 450-20 – “Contingencies.” Management currently uses three years of historical loan loss data; however, because of limited loss experience we also take into account the following qualitative factors: (i) changes in lending policies and procedures, risk selection and underwriting standards; (ii) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (iii) changes in the experience, ability, and depth of lending management and other relevant staff; (iv) changes in the volume and severity of past due loans, nonaccrual loans or loans classified “Special Mention,” “Substandard,” “Doubtful” or “Loss;” (v) the quality of loan review and Board of Directors oversight; (vi) changes in the nature and volume of the loan portfolio and terms of loans; (vii) the existence and effect of any concentrations of credit and changes in the level of such concentrations; and (viii) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. As evidence of inherent loan loss increases, the appropriate qualitative risk factors may be increased to support any additional risk in the portfolio.

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

As of December 31, 2014, 54.3% of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose little interest rate risk in a rising interest rate environment. Also as of December 31, 2014, 57.2% of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of a fixed-rate loan portfolio in a rising interest rate environment. If interest rates increase, borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable rate borrower’s ability to continue servicing debt. On the other hand, loan commitments totaling $79.5 million, or approximately 51.6% of our total loan portfolio, have interest rate floors which will help maximize our net interest margin in a decreasing rate environment.

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

Prepayment Assumptions

We also determine how likely each asset or liability is to prepay or be withdrawn prior to its contracted maturity date. As refinancing rates become increasingly attractive, prepayment speeds increase as clients are able to prepay loans and refinance at lower rates. Conversely, prepayments decrease in a rising rate environment; however, time deposits will display the opposite behavior if clients are able to withdraw their CDs without significant penalty and reinvest at a higher rate. In a decreasing rate environment, clients generally hold their time deposits to maturity.

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

We monitor our exposure on a monthly basis under thirteen different rate scenarios, including rates rising or declining by up to 4% and the current yield curve flattening or steepening. We compare these results to the Board’s established limits to determine if a limit has been compromised. If a limit is exceeded, we have policies and strategies in place to reduce the exposure back to acceptable levels. In addition, we also stress test all of our assumptions under these rate scenarios to determine at what point the Board approved target limits would be compromised, even if they are not currently compromised using the historically determined assumptions. If the limits are in danger of being compromised with relatively small assumption changes, we would adjust our strategy to reduce exposure. All of these assumptions, reports, stress tests, and strategies are reviewed by ALCO at least quarterly and all limit exceptions are reported to the Board.

Currently, we have not entered into any interest rate swaps or similar off-balance sheet hedging instruments in connection with our asset liability management. Further discussion on off-balance sheet arrangements can be found in Note 9 of the Notes to Consolidated Financial Statements.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit, guaranteed accounts, and standby letters of credit is represented by the contractual amount of those instruments.

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

We look to maintain a core deposit base by providing quality services to our clients, without significantly increasing our cost of funds or operating expenses. We anticipate that these accounts will continue to comprise a significant portion of the Bank’s total deposit base. We also maintain a portfolio of liquid assets in order to reduce overall exposure to changes in market interest rates. Likewise, we maintain a “floor,” or minimum rate, on certain of our floating or published base rate loans. These floors allow us to continue to earn a higher rate when the floating rate falls below the established floor rate. All interest rate caps and floors are clearly and closely related to the loan agreement; therefore, they are not bifurcated and valued separately.

The following table sets forth certain information related to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2014, which are estimated to mature or are scheduled to re-price within the period shown (dollars in thousands):

	Under Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total
Interest-earning deposits	$187	0	0	0	187
Federal funds sold	3,611	0	0	0	3,611
Interest bearing time deposits in banks	0	0	0	0	0
Loans(1) (2)	37,187	29,182	82,584	6,945	155,898
Securities (3) (4)	3,424	5,196	22,235	11,641	42,496

Total rate-sensitive assets (earning assets)	$44,409	34,378	104,819	18,586	202,192

Money-market(5)	$104,167	0	0	0	104,167
Savings and NOW deposits(5)	17,999	0	0	0	17,999
Time deposits(5)	2,406	8,321	7,930	0	18,657
Other borrowings	2,699	0	0	0	2,699

Total rate-sensitive liabilities	$127,271	8,321	7,930	0	143,522

Gap (re-pricing differences)	$(82,862)	26,057	96,889	18,586	58,670

Cumulative Gap	$(82,862)	(56,805)	40,084	58,670

Cumulative Gap/total assets	(39.39)%	(27.00)%	19.06%	27.89%

Cumulative Gap/total earnings assets	(40.98)%	(28.09)%	19.82%	29.01%

Total assets	$210,358

Total earning assets	$202,211

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2)	Includes loans held for sale
(3)	Securities include securities available for sale and Federal Home Loan Bank stock.
(4)	Securities were scheduled at amortized cost based on their remaining maturity or repricing frequency. Fixed-rate mortgage-backed securities are scheduled ratably over nine years.
(5)	Excludes noninterest-bearing deposit accounts. Money-market, NOW, and savings deposits are scheduled based on FDICIA studies on nonmaturity deposits. All other time deposits were scheduled through the maturity dates.

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, the increase in yield on total interest-earning assets from 2013 to 2014 in conjunction with lower rates on interest-bearing liabilities and a higher ratio of interest-earning assets to interest-bearing liabilities led to a higher net interest margin in 2014.

	Year Ended December 31,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$136,119	$7,083	5.20%	$112,826	$6,076	5.39%
Mortgage loans held for sale	924	51	5.50	0	0	0
Securities	42,907	922	2.15	43,531	838	1.93
Other (2)	21,760	60	0.28	20,391	56	0.27

Total interest-earning assets	201,710	8,116	4.02	176,748	6,970	3.94

Noninterest-earning assets	8,490			7,876

Total assets	$210,200			$184,624

Interest-bearing liabilities:
Savings, NOW and money-market deposits	118,299	534	0.45	103,459	528	0.51
Time deposits<$100,000	3,524	17	0.48	3,578	24	0.68
Time deposits>$100,000	10,628	74	0.70	11,878	94	0.79

Deposits	132,451	625	0.47	118,915	646	0.54

Other borrowings	3,657	36	0.98	5,782	58	1.00

Total interest-bearing liabilities	136,108	661	0.49	124,697	704	0.56

Noninterest-bearing deposits	54,170			43,233
Noninterest-bearing liabilities	602			474
Stockholders’ equity	19,320			16,220

Total liabilities and stockholders’ equity	$210,200			$184,624

Net earning assets	$65,602			$52,051

Net interest income		$7,455			$6,266

Interest rate spread			3.53%			3.38%

Net interest margin (3)			3.70%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.48			1.42

(1)	Includes nonaccrual loans
(2)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

Comparison of the years ended December 31, 2014 and December 31, 2013

Net earnings for the year ended December 31, 2014, were $1.0 million or $0.59 per basic and $0.58 per diluted share compared to net earnings of $1.1 million, or $0.77 per basic and $0.76 per diluted share in 2013. The $143,000 decrease in net earnings can be attributed to a $234,000, or 45.6%, increase in the provision for loan losses, a $149,000, or 17.3%, decrease in noninterest income and a $1.0 million, or 21.3%, increase in noninterest expense, all partially offset by a $1.2 million, or 19.0%, increase in net interest income.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $7.5 million for the year ended December 31, 2014, compared to $6.3 million for the year ended December 31, 2013.

Interest Income. Despite lower yields on loans since 2011, interest income increased to $8.1 million for the year ended December 31, 2014, compared to $7.0 million for the year ended December 31, 2013. The increase was driven by an increase in average net loans from $112.8 million for the year ended December 31, 2013, to $136.1 million for the year ended December 31, 2014 and an $84,000, or 10.0%, increase in interest income from securities. Although the average balance of securities declined from $43.5 million in 2013 to $42.9 million in 2014, higher yields on the securities portfolio resulted in the higher interest income from this category.

Interest Expense. Interest expense decreased to $661,000 for the year ended December 31, 2014, compared to $704,000 for the year ended December 31, 2013. The decrease in interest expense in 2014 was due to a lower interest rate environment and a higher average balance of noninterest bearing deposit accounts in 2014. Since inception, the Bank has proactively managed interest rates paid on deposits, decreasing the average rate paid on deposits from 0.54% in 2013 and 0.47% in 2014. Furthermore, the average balance of noninterest-bearing deposits increased from 26.7% of the average balance of total deposits in 2013 to 29.0% of the average balance of total deposits in 2014. At December 31, 2014, however, noninterest-bearing deposits decreased as a percentage of total deposits as one political committee action deposit account withdrew over $23 million over the course of 2014 in connection with a November 2014 election.

Overall, a combination of higher average loan balances, higher yields on securities, and a decrease in deposit funding costs led to improvement in the Bank’s net interest margin from 3.55% in 2013, to 3.70% in 2014.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provisions for loan losses for the years ended December 31, 2014 and 2013 were $747,000 and $513,000, respectively. Management believes that the ALLL, which was $2.1 million, or 1.36% of gross loans, at December 31, 2014, was adequate.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges on deposit accounts, transaction fees on credit cards and debit cards, mortgage banking revenue, and gains on sales of securities and loans. During 2014, noninterest income decreased $149,000, or 17.3%, to $710,000. The decrease was primarily due to a $246,000 gain on sale of an SBA loan that was recorded during the year ended December 31, 2013, compared to a $0 gain on sale of SBA loans in 2014. The decrease was partially offset, however, by a $34,000 increase in service charges and fees on deposit accounts, a $46,000 increase in gain on sale of securities available for sale, and a $37,000 increase in other noninterest income.

Noninterest Expense

Noninterest expense increased $1.0 million from $4.9 million for the year ended December 31, 2013, to $5.9 million for 2014. The increase was primarily due to a $560,000, or 21.1%, increase in salaries and employee benefits and a $267,000 increase in professional fees as the company completed its first full year as an SEC reporting company and incurred higher than normal legal costs associated with the resolution of one impaired loan. In addition, other expenses increased $197,000 during 2014, driven by increases in loan and collection expenses, board of directors’ fees, travel and entertainment expenses, and business development expenses. Full-time equivalent employees increased from thirty-eight at December 31, 2013, to forty-two at December 31, 2014, as the Bank continues to position itself for future expansion.

Income Taxes

Income tax expense is based on amounts reported in the statement of earnings, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The income taxes were $514,000 for the year ended December 31, 2014, compared to $602,000 for 2013. The decrease was due to lower pre-tax earnings.

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

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2014 vs. 2013:
Interest-earning assets:
Loans	$(203)	1,305	(44)	1,058
Securities	98	(13)	(1)	84
Other interest-earning assets	2	2	0	4

Total	$(103)	1,294	(45)	1,146

Interest-bearing liabilities:
Savings, NOW and MMKT	(62)	76	(8)	6
Time deposits <$ 100,000	(7)	0	0	(7)
Time deposits ≥$ 100,000	(10)	(9)	(1)	(20)

Deposits	(79)	67	(9)	(21)
Other borrowings	(1)	(21)	0	(22)

Total	(80)	46	(9)	(43)

Net change in net interest income	$(23)	1,248	(36)	1,189

Financial Condition

As of December 31, 2014, Prime Meridian has grown to $210.4 million in total assets, $184.0 million in deposits, and $151.9 million in portfolio net loans. This compares to $206.5 million in total assets, $183.4 million in deposits, and $121.2 million in portfolio net loans, as of December 31, 2013. We attribute the successful growth of our loan portfolio to a combination of factors including our relationship banking model, our proactive marketing efforts in the community, and an experienced team. Although the Bank did not experience significant growth in deposits in 2014, this was anticipated. A political action committee account took in significant noninterest-bearing deposits in preparation for a November, 2014, election reaching a balance of $23.9 million at December 31, 2013. The balance of this account at December 31, 2014 was $132,000. Excluding the effect of this one account, deposits would have grown $24.4 million, or 13.3% over 2013.

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

At the dates indicated below, the investment portfolio has been classified as available for sale. The following table sets forth the carrying amount of the investment portfolio as of the dates indicated (dollars in thousands):

	At December 31,
	2014	2013
Available for Sale:
U.S. Government agency securities	$6,863	6,969
Municipal securities	9,531	8,884
Mortgage backed securities	26,003	26,280
Asset backed securities	0	1,938

Total securities available for sale	$42,397	44,071

The carrying amount and weighted average yields for investments as of December 31, 2014 are shown below (dollars in thousands):

	U.S. Government Agency Securities	Municipals	Mortgage Backed	Total	Weighted- Average Yields
Due in one to five years	$737	1,575	0	2,312	1.10%
Due in five to ten years	3,852	2,982	0	6,834	1.91
Due after ten years	2,274	4,974	0	7,248	2.53
No defined maturity	0	0	26,003	26,003	2.34

Total	$6,863	9,531	26,003	42,397	2.23%

*	All securities are listed at actual yield and not on a tax equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

At December 31, 2014 and 2013, we maintained investments of $1.61 million and $1.56 million, respectively, in Bank-Owned Life Insurance policies due to attractive risk-adjusted returns and for protection against the loss of key executives.

Loans

Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans.

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loans. As of December 31, 2014, the Bank’s net loans were $151.9 million, representing 72.2% of total assets, compared to net loans of $121.2 million as of December 31, 2013 representing 58.7% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no foreign loans.

The composition of our loan portfolio as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial real estate	$52,661	34.2%	$44,796	36.4%	$35,490	37.5%
Residential real estate and home equity	51,858	33.7	38,571	31.4	30,886	32.6
Construction	15,876	10.3	12,933	10.5	6,437	6.8

Total real estate mortgage	120,395	78.2	96,300	78.3	72,813	76.9

Commercial	30,755	20.0	24,651	20.0	19,794	20.9
Consumer and other	2,877	1.8	2,072	1.7	2,105	2.2

Total loans	154,027	100.0%	123,023	100.0%	94,712	100.0%

Less:
Deferred loan costs, net	(60)		(69)		(69)
Allowance for loan and lease losses	(2,098)		(1,734)		(1,243)

Loans, net	$151,869		$121,220		$93,400

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2014. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments (dollars in thousands).

Type of Loan

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate mortgage loans:
Commercial real estate	$7,151	20,731	24,779	52,661
Residential real estate and home equity	3,052	14,879	33,927	51,858
Construction	8,277	3,197	4,402	15,876

Total real estate mortgage	18,480	38,807	63,108	120,395

Commercial	12,419	14,835	3,501	30,755
Consumer	1,319	1,426	132	2,877

Total	$32,218	55,068	66,741	154,027

Sensitivity. For loans due after one year or more, the following tables present the sensitivities to changes in interest rates at December 31, 2014 (dollars in thousands):

Type of Loans

	Fixed Interest Rate	Floating Interest Rate	Total
Real estate mortgage loans:
Commercial real estate	$22,726	22,784	45,510
Residential real estate and home equity	17,893	30,914	48,807
Construction	3,943	3,656	7,599

Total real estate mortgage	44,562	57,354	101,916

Commercial	9,964	8,371	18,335
Consumer	1,171	388	1,559

Total	$55,697	66,113	121,810

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned, (“OREO”). Nonperforming loans include loans that are on nonaccrual status and nonperforming loans restructured as trouble debt restructurings, where we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower. OREO consists of real property acquired through foreclosure. We account for troubled debt restructurings in accordance with ASC 310, “Receivables.”

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with guidance on these standards. Five loans totaling $237,000 were deemed to be impaired under the Bank’s policy at December 31, 2014, while loans totaling $382,000 and $232,000 were deemed to be impaired under the Bank’s policy at December 31, 2013, and 2012, respectively.

At December 31, 2014, we had two non-accruing loans in the aggregate amount of $171,000, compared to no non-accruing loans as of December 31, 2013 and $101,000 as of December 31, 2012.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2014, December 31, 2013, and December 31, 2012, approximately 78.2%, 78.3%, and 76.9%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO also is relevant to the credit quality of a loan portfolio. As of December 31, 2014, December 31, 2013, and December 31, 2012, there were $171,000, $0, and $101,000, respectively, in nonperforming loans and OREO.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information (dollars in thousands).

	At December 31,
	2014	2013	2012
Total nonperforming loans	$171	0	101

OREO	0	0	0

Total nonperforming loans and foreclosed assets	$171	0	101

Total nonperforming loans as a percentage of total loans	0.11%	0.00%	0.11%
Total nonperforming assets as a percentage of total assets	0.08%	0.00%	0.06%
Total accruing loans over 90-days delinquent as a percentage of total loans	0.00%	0.00%	0.00%

Allowance for Loan Losses

As of December 31, 2014, our ALLL was allocated mostly to inherent loan losses using historical loss experience and qualitative risk factors, but we also had a $98,000 allocation for specific loan losses. Our ALLL was allocated as follows, as of the indicated dates (dollars in thousands).

	As of December 31,
	2014		2013		2012
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial real estate	$702	34.2%	$604	36.4%	$352	37.5%
Residential real estate and home equity	691	33.7	545	31.4	226	32.6
Construction	211	10.3	175	10.5	237	6.8
Commercial	453	20.0	387	20.0	405	20.9
Consumer	41	1.8	23	1.7	23	2.2

Total loans	$2,098	100.0%	$1,734	100.0%	$1,243	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
ALLL at beginning of period	$1,734	1,243	903

Charge-offs:
Commercial real estate	(532)	0	0
Residential and home equity	0	0	0
Construction	0	(47)	(165)
Commercial	0	0	0
Consumer	(16)	(1)	(1)

Total charge-offs	(548)	(48)	(166)

Recoveries:
Commercial real estate	128	0	0
Residential and home equity	0	0	0
Construction	0	0	0
Commercial	36	26	33
Consumer	1	0	0

Total recoveries	165	26	33

Net charge-offs	(383)	(22)	(133)

Provision for loan losses charged to operations	747	513	473

ALLL at end of year	$2,098	1,734	1,243

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.28%	0.02%	0.16%

ALLL as a percentage of total loans at end of year	1.36%	1.41%	1.31%

ALLL as a percentage of nonperforming loans	1,226.90%	0.00%	1,230.69%

We believe that our ALLL at December 31, 2014, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Management believes that substantially all of our depositors are residents in our primary market area. Total deposits were $184.0 million at December 31, 2014, compared to $183.4 million at December 31, 2013. Although the Bank did not experience growth in deposits, this was anticipated. The balance of one of our noninterest-bearing deposit accounts, a political action committee account, increased significantly in 2013 in preparation for the November, 2014 election, reaching a balance of $23.9 million at December 31, 2013. The balance of this account at December 31, 2014 was $132,000. Excluding the effect of this one account, deposits would have grown $24.4 million, or 13.3% over 2013.

The following table sets forth the distribution by type of our deposit accounts as follows at the dates indicated (dollars in thousands):

	As of December 31,
	2014		2013
Deposit Types	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$43,148	23.5%	$59,011	32.2%
Money-market accounts	98,565	53.6	96,556	52.6
NOW	20,626	11.2	11,104	6.1
Savings	2,975	1.6	2,100	1.1

Subtotal	165,314	89.9	168,771	92.0

Time deposits:
0.00 – 0.50%	7,509	4.1	8,263	4.6
0.51 – 1.00%	9,267	5.0	4,070	2.2
1.01 – 1.50%	966	0.5	506	0.3
1.51 – 2.00%	915	0.5	1,308	0.7
2.01 – 2.50%	0	0.0	447	0.2

Total time deposits	18,657	10.1	14,594	8.0

Total deposits	$183,971	100.0%	$183,365	100.0%

The following table presents the maturities of our time deposits of $100,000 or more as of December 31, 2014, (dollars in thousands):

Due in three months or less	$2,081
Due from three months to six months	1,807
Due from six months to one year	4,133
Due over one year	7,213

Total	$15,234

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

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2014, to borrow up to $30.7 million. There were no advances outstanding at December 31, 2014.

We have entered into a repurchase agreement with a client that requires the Company to pledge securities as collateral for borrowing under the agreement. At December 31, 2014 and December 31, 2013, the outstanding balance of such borrowings totaled $2.7 million and $5.7 million, respectively. For the same time periods, the Company pledged securities with a carrying value of $3.6 million and $5.9 million, as collateral for the agreement.

The following table summarizes our borrowings for the respective time periods (dollars in thousands):

	At December 31,
	2014	2013
Balance outstanding at year-end	$2,699	5,719
Average balance outstanding during the year	$3,592	5,789
Average interest rate paid	1.0%	1.0%
Maximum amount outstanding at any month-end during year	$5,733	5,813

Capital Adequacy

Stockholder’s equity was $22.9 million as of December 31, 2014, compared to $16.4 million as of December 31, 2013. As of December 31, 2014, no dividends had been paid or declared. On December 11, 2013, PMHC commenced a public offering of up to 1,200,000 shares of its common stock for $12.50 per share (the “Offering”) in order to raise additional capital. The Offering ended on December 31, 2014. The Company sold 425,619 shares of common stock and raised $4.96 million, net of expenses.

As of December 31, 2014, the Bank was considered to be “well capitalized” with a 9.52% Tier 1 leverage ratio; 12.84% Tier 1 leverage risk-based capital ratio and 14.09% total risk-based capital ratio, well above the current capital minimum ratios to be considered “well capitalized.”

					For Well Capitalized Purposes
	Actual		For Capital Adequacy Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2014:
Tier 1 Capital to Average Assets	$19,589	9.52%	$8,227	4.00%	$10,284	5.00%
Tier 1 Capital to Risk-Weighted Assets	19,589	12.84	6,102	4.00	9,154	6.00
Total Capital to Risk-Weighted Assets	21,498	14.09	12,206	8.00	15,257	10.00

As of December 31, 2013:
Tier 1 Capital to Average Assets	16,611	8.41	7,898	4.00	9,872	5.00
Tier 1 Capital to Risk-Weighted Assets	16,611	12.41	5,355	4.00	8,033	6.00
Total Capital to Risk-Weighted Assets	18,286	13.66	10,711	8.00	13,388	10.00

Effective January 1, 2015, banks became subject to the following new capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized		Tangible Equity/Total Assets ≤ 2%

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of December 31, 2014, was $3.5 million.

As discussed above, at December 31, 2014, total deposits were approximately $184.0 million, of which $15.2 million were in certificates of deposits of $100,000 or more. Also, as a member of FHLB, we have access to approximately $30.7 million of available lines of credit secured by qualifying collateral as of December 31, 2014, in addition to $8.7 million in lines of credit we maintain with correspondent banks. As of December 31, 2014, we had no outstanding balances under our lines of credit. All draws under these lines are subject to approval by the correspondent bank.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved clients, construction loans in process, unused lines of credit, guaranteed accounts, and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

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

We minimize our exposure to loss under loan commitments, guaranteed accounts, and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2014 (dollars in thousands):

Commitments to extend credit	$2,508
Construction loans in process	7,265
Unused lines of credit	23,020
Guaranteed accounts	113
Standby financial letters of credit	1,225

Total of off-balance sheet instruments	$34,131

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prime Meridian Holding Company

Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 26, 2015

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At December 31,
	2014	2013
Assets
Cash and due from banks	$3,757	5,033
Federal funds sold	3,611	147
Interest-bearing deposits	187	28,986

Total cash and cash equivalents	7,555	34,166

Securities available for sale	42,397	44,071
Loans held for sale	1,871	150
Loans, net of allowance for loan losses of $2,098 and $1,734	151,869	121,220
Federal Home Loan Bank stock	186	204
Premises and equipment, net	3,563	3,757
Deferred tax asset	362	426
Accrued interest receivable	624	516
Bank-owned life insurance	1,613	1,562
Capitalized offering costs	0	218
Other assets	318	183

Total assets	$210,358	206,473

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	43,148	59,011
Savings, NOW and money-market deposits	122,166	109,760
Time deposits	18,657	14,594

Total deposits	183,971	183,365

Other borrowings	2,699	5,719
Official checks	368	636
Other liabilities	453	392

Total liabilities	187,491	190,112

Commitments and contingencies (Notes 4, 8 and 15)

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,941,617 and 1,498,937 issued and outstanding	19	15
Additional paid-in capital	20,056	14,929
Retained earnings	2,738	1,732
Accumulated other comprehensive income (loss)	54	(315)

Total stockholders’ equity	22,867	16,361

Total liabilities and stockholders’ equity	$210,358	206,473

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Interest income:
Loans	$7,134	6,076
Securities	922	838
Other	60	56

Total interest income	8,116	6,970

Interest expense:
Deposits	625	646
Other borrowings	36	58

Total interest expense	661	704

Net interest income	7,455	6,266

Provision for loan losses	747	513

Net interest income after provision for loan losses	6,708	5,753

Noninterest income:
Service charges and fees on deposit accounts	138	104
Gain on sale of SBA loans	0	246
Mortgage banking revenue	309	325
Income from bank-owned life insurance	51	55
Gain on sale of securities available for sale	60	14
Other income	152	115

Total noninterest income	710	859

Noninterest expenses:
Salaries and employee benefits	3,210	2,650
Occupancy and equipment	899	897
Professional fees	395	128
Advertising	186	206
Software maintenance	178	146
Other	1,030	834

Total noninterest expenses	5,898	4,861

Earnings before income taxes	1,520	1,751

Income taxes	514	602

Net earnings	$1,006	1,149

Basic earnings per share	$0.59	0.77

Diluted earnings per share	$0.58	0.76

Cash dividends per common share	$0	0

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2014	2013
Net earnings	$1,006	1,149

Other comprehensive gain (loss):
Change in unrealized gain on securities:
Unrealized gain (loss) arising during the year	646	(1,349)
Reclassification adjustment for realized gains	(60)	(14)

Net change in unrealized gain (loss)	586	(1,363)

Deferred income taxes on above change	(217)	503

Total other comprehensive income (loss)	369	(860)

Comprehensive income	$1,375	289

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014 and 2013

($ in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2012	1,496,106	$15	14,896	583	545	16,039
Net earnings	0	0	0	1,149	0	1,149
Net change in unrealized gain on available for sale securities, net of income tax of $503	0	0	0	0	(860)	(860)
Common stock issued as compensation to directors	2,831	0	30	0	0	30
Stock-based compensation	0	0	3	0	0	3

Balance at December 31, 2013	1,498,937	15	14,929	1,732	(315)	16,361
Net earnings	0	0	0	1,006	0	1,006
Net change in unrealized gain on available for sale securities, net of income tax of $217	0	0	0	0	369	369
Proceeds from sale of common stock, net of $365 in offering costs	425,619	4	4,951	0	0	4,955
Proceeds from stock options exercised	14,200	0	142	0	0	142
Common stock issued as compensation to directors	2,861	0	32	0	0	32
Stock-based compensation	0	0	2	0	0	2

Balance at December 31, 2014	1,941,617	$19	20,056	2,738	54	22,867

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$1,006	1,149
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	400	360
Provision for loan losses	747	513
Net amortization of deferred loan fees	(9)	(91)
Deferred income taxes (benefit)	(153)	(175)
Gain on sale of securities available for sale	(60)	(14)
Amortization of premiums, discounts on securities available for sale	453	455
Proceeds from the sale of loans held for sale	16,380	2,182
Gain on sale of SBA loans and loans, held for sale	(273)	(250)
Loan originated as held for sale	(17,828)	(2,082)
Stock issued as compensation to directors	32	30
Stock-based compensation expense	2	3
Income from bank-owned life insurance	(51)	(55)
Net increase in accrued interest receivable	(108)	(94)
Decrease (increase) in capitalized offering cost	218	(218)
Net (increase) decrease in other assets	(135)	197
Net (decrease) increase in other liabilities and official checks	(207)	150

Net cash provided by operating activities	414	2,060

Cash flows from investing activities:
Loan originations, net of principal repayments	(32,259)	(28,242)
Purchase of securities available for sale	(12,364)	(11,650)
Principal repayments of securities available for sale	8,150	8,082
Proceeds from the sales of securities available for sale	4,587	1,498
Maturities and calls of securities	1,494	0
Redemption of Federal Home Loan Bank stock	18	5
Proceeds from sale of other real estate owned	872	0
Purchase of premises and equipment	(206)	(680)

Net cash used in investing activities	(29,708)	(30,987)

Cash flows from financing activities:
Net increase in deposits	606	36,636
Decrease in other borrowings	(3,020)	(41)
Proceeds from sale of common stock	4,955	0
Proceeds from stock options exercised	142	0

Net cash provided by financing activities	2,683	36,595

Net (decrease) increase in cash and cash equivalents	(26,611)	7,668

Cash and cash equivalents at beginning of year	34,166	26,498

Cash and cash equivalents at end of year	$7,555	34,166

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$659	708

Income taxes	$551	452

Noncash transactions
Accumulated other comprehensive (loss) income, net change in unrealized gain on sale of securities available for sale, net of taxes	$369	(860)

Loans transferred from Other Real Estate Owned	$872	0

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2014 and 2013 and for the Years Then Ended

(1)	Summary of Significant Accounting Policies

Organization. Prime Meridian Holding Company (the “Holding Company”) owns 100% of the outstanding common stock of Prime Meridian Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its two banking offices located in Tallahassee, Florida.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry.

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

At December 31, 2014 and 2013, the Company was required by law or regulation to maintain cash reserves with the Federal Reserve Bank, in accounts with other banks or in the vault in the amounts of $1,026,000 and $986,000, respectively.

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from operations and reported in accumulated other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale include mortgage loans and Small Business Administration (“SBA”) loans originated which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. Gains on loans held for sale are reported on the Consolidated Statement of Earnings under noninterest income in either gain on sale of SBA loans or mortgage banking revenue. At December 31, 2014 loans held for sale were $1,871,000, compared to $150,000 at December 31, 2013.

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

The accrual of interest on all portfolio classes is discontinued at the time the loan is ninety-days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or loans that are charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms that a loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the year ended December 31, 2014.

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

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding thirty-six months. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include any deterioration of property values, reduced consumer and business spending as a result of unemployment and reduced credit availability, and a lack of confidence in the economy. The historical experience is adjusted for the following qualitative factors: (a) changes in lending policies and procedures, risk selection and underwriting standards; (b) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (c) changes in the experience, ability and depth of lending management and other relevant staff; (d) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (e) quality of loan review and Board of Directors oversight; (f) changes in the nature and volume of the loan portfolio and terms of loans; (g) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (h) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

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

Other Real Estate Owned. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and are carried at the lower of the new cost basis or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned expenses.

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

Off-Balance-Sheet Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, construction loans in process, unused lines of credit, standby letters of credit, and guaranteed accounts. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2014, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Fair Value Measurements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP has established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Impaired Loans. Estimates of fair value for impaired loans is based on the estimated value of the underlying collateral which is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Bank’s management related to values of equipment or properties in the Bank’s market areas. Management takes into consideration the type, location or occupancy of the equipment or property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value (Level 1).

Securities. Fair values for securities are based on the framework for measuring fair value (Level 2).

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

Mortgage Banking Revenue. Mortgage banking revenue includes gains on the sale of mortgage loans originated for sale. The Company recognizes mortgage banking revenue from mortgage loans originated in the consolidated statement of earnings upon sale of the loans.

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

The phase-in period for the final rules began for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The Bank is currently evaluating the provisions of the final rules and their expected impact on the Bank.

(2)	Securities Available for Sale

Securities have been classified according to management’s intention. The carrying amount of securities and their fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2014:
U.S. Government agency securities	$6,943	19	(99)	6,863
Municipal securities	9,497	113	(79)	9,531
Mortgage-backed securities	25,870	228	(95)	26,003

	$42,310	360	(273)	42,397

At December 31, 2013:
U.S. Government agency securities	7,290	8	(329)	6,969
Municipal securities	9,139	14	(269)	8,884
Mortgage-backed securities	26,225	253	(198)	26,280
Asset-backed securities	1,916	22	0	1,938

	$44,570	297	(796)	44,071

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014:
U.S. Government agency securities	$6,863	0	6,863	0
Municipal securities	9,531	0	9,531	0
Mortgage-backed securities	26,003	0	26,003	0

	$42,397	0	42,397	0

At December 31, 2013:
U.S. Government agency securities	6,969	0	6,969	0
Municipal securities	8,884	0	8,884	0
Mortgage-backed securities	26,280	0	26,280	0
Asset-backed securities	1,938	0	1,938	0

	$44,071	0	44,071	0

During the year ended December 31, 2014, no securities were transferred in or out of Level I, Level 2 or Level 3. During year ended December 31, 2013, securities of $1.8 million were transferred from Level 3 to Level 2 due to changes in the inputs used to value the securities.

For the year ended December 31, 2014, there were no securities measured at fair value on a recurring basis using significant observable inputs (Level 3). The table below presents a reconciliation for asset-backed securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013.

These instruments were valued using pricing models and discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use (in thousands):

Balance, beginning of year	$1,899
Total gains or (losses) - realized/unrealized-
Transfer into/out of Level 3	(1,899)

Balance, end of year	$0

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2014:

Due in one to five years	$2,303	2,312
Due five to ten years	6,908	6,834
Due after ten years	7,229	7,248
Mortgage-backed securities	25,870	26,003

	$42,310	42,397

The following summarizes sales of securities available for sale (in thousands):

	Year Ended December 31,
	2014	2013
Proceeds received from sales	$4,587	1,498

Gross gains	60	14
Gross losses	0	0

Net gain from sale of securities	$60	14

At December 31, 2014 and 2013, securities with a fair value of $7,054,000 and $8,352,000, respectively, were pledged as collateral for public deposits and for other borrowings with clients.

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2014:
U.S. Government agency securities	$0	0	$(99)	5,945
Municipal securities	(2)	269	(77)	3,026
Mortgage-backed securities	(47)	8,250	(48)	1,705

	$(49)	8,519	$(224)	10,676

At December 31, 2013:
U.S. Government agency securities	(329)	5,984	0	0
Municipal securities	(269)	5,758	0	0
Mortgage-backed securities	(198)	12,326	0	0

	$(796)	24,068	$0	0

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at December 31, 2014 and 2013 on twenty-two and twenty-five securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans

The segments and classes of loans are as follows (in thousands):

	At December 31,
	2014	2013
Real estate mortgage loans:
Commercial	$52,661	44,796
Residential and home equity	51,858	38,571
Construction	15,876	12,933

Total real estate mortgage loans	120,395	96,300

Commercial loans	30,755	24,651
Consumer and other loans	2,877	2,072

Total loans	154,027	123,023

Less:
Net deferred loan fees	(60)	(69)
Allowance for loan losses	(2,098)	(1,734)

Loans, net	$151,869	121,220

The Company has divided the loan portfolio into three portfolio segments and five portfolio classes, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten based upon standards set forth in the policies approved by the Company’s Board of Directors. The portfolio segments and classes are identified by the Company as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are typically divided into three classes: Commercial, residential and home equity, and construction. The real estate mortgage loans are as follows:

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that is typically owner-occupied, but also includes nonowner occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. The maturity for this type of loan is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Bank typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flow and evaluate collateral value. Currently, the collateral securing our commercial real estate loans include a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential, and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loans portfolio.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

Residential and Home Equity. We offer first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally on the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Borrowers may be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. As part of our product mix, the Bank offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year or 5-year adjustable rate mortgage; while 15-year or 30-year fixed-rate loans are sold to the secondary market. All portfolio residential loans are underwritten based upon the guidelines of the secondary market, predominantly Freddie Mac and Fannie Mae.

Construction. Typically, these loans have a construction period of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans convert to a term loan with a maturity of one to five years. This portion of our loan portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and residential developments. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed policies of the Bank. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to finance the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends since the initial funding of the loan.

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

Consumer and Other Loans. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. In many cases, these are unsecured credits that subject us to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, management does not anticipate consumer loans will become a substantial component of our loan portfolio at any time in the foreseeable future. Consumer loans are made at fixed and variable interest rates and are based on the appropriate amortization for the asset and purpose.

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans
	Commercial	Residential and Home Equity	Construction	Commercial	Consumer and Other Loans	Total
Year Ended December 31, 2014:
Beginning balance	$604	545	175	387	23	1,734
Provision for loan losses	502	146	36	30	33	747
Net (charge-offs) recoveries	(404)	0	0	36	(15)	(383)

Ending balance	$702	691	211	453	41	2,098

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$0	0	0	229	8	237

Balance in allowance for loan losses	$0	0	0	92	6	98

Collectively evaluated for impairment:
Recorded investment	$52,661	51,858	15,876	30,526	2,869	153,790

Balance in allowance for loan losses	$702	691	211	361	35	2,000

Year Ended December 31, 2013:
Beginning balance	352	226	237	405	23	1,243
Provision (credit) for loan losses	252	319	(15)	(44)	1	513
Net (charge-offs) recoveries	0	0	(47)	26	(1)	(22)

Ending balance	$604	545	175	387	23	1,734

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$0	36	0	346	0	382

Balance in allowance for loan losses	$0	23	0	82	0	105

Collectively evaluated for impairment:
Recorded investment	$44,796	38,685	12,933	24,305	2,072	122,791

Balance in allowance for loan losses	$604	522	175	305	23	1,629

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage Loans
	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
Credit Risk Profile by Internally Assigned Grade:

At December 31, 2014:
Grade:
Pass	$50,654	47,357	15,714	30,006	2,801	146,532
Special mention	0	3,065	154	520	68	3,807
Substandard	2,007	1,436	8	229	8	3,688
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0

Total	$52,661	51,858	15,876	30,755	2,877	154,027

At December 31, 2013:
Grade:
Pass	40,901	36,461	12,528	23,919	1,914	115,723
Special mention	1,804	1,346	396	509	38	4,093
Substandard	2,091	764	9	223	120	3,207
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0

Total	$44,796	38,571	12,933	24,651	2,072	123,023

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, construction and nonowner occupied commercial real estate loans and commercial relationships in excess of $500,000 are reviewed at least annually. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

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

At December 31, 2014, there was one loan over thirty days past due, no loans past due ninety days or more but still accruing and two loans on nonaccrual. Age analysis of past-due loans at December 31, 2014 and 2013 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2014:
Real estate mortgage:
Commercial	$0	0	0	0	52,661	0	52,661
Residential and home equity	0	0	0	0	51,858	0	51,858
Construction	0	0	0	0	15,876	0	15,876
Commercial	18	0	0	18	30,566	171	30,755
Consumer/other	0	0	0	0	2,877	0	2,877

Total	$18	0	0	0	153,838	171	154,027

At December 31, 2013:
Real estate mortgage:
Commercial	0	0	0	0	44,796	0	44,796
Residential and home equity	0	0	0	0	38,571	0	38,571
Construction	0	0	0	0	12,933	0	12,933
Commercial	38	0	0	0	24,613	0	24,651
Consumer/other	0	0	0	0	2,072	0	2,072

Total	$38	0	0	0	122,985	0	123,023

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At December 31, 2014:

Commercial loans	$0	0	229	229	92	229	229	92
Consumer	0	0	8	8	6	8	8	6

Total	$0	0	237	237	98	237	237	98

At December 31, 2013:

Residential and home equity	$0	0	36	36	23	36	36	23
Commercial loans	27	27	319	319	82	346	346	82

Total	$27	27	355	355	105	382	382	105

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
Year Ended December 31, 2014:
Commercial	$244	14	14
Consumer	8	1	1

Total	$252	15	15

Year Ended December 31, 2013:
Residential and home equity	36	3	3
Commercial	298	23	23

Total	$334	26	26

There were no loans measured at fair value on a nonrecurring basis at December 31, 2013. Impaired collateral-dependent loans measured at fair value on a nonrecurring basis by loan class at December 31, 2014 are as follows (in thousands):

						Losses
	At Year End					Recorded
	Fair				Total	During the
	Value	Level 1	Level 2	Level 3	Losses	Year
Commercial loans	$118	0	0	118	20	20
Consumer loans	2	0	0	2	6	6

Total	120	0	0	120	26	26

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The Company grants the majority of its loans to borrowers throughout Leon County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy of this area. The Company does not have any significant concentrations to any one industry or customer.

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2014	2013
Land	$400	400
Building	2,399	2,387
Leasehold improvements	364	364
Furniture, fixtures and equipment	778	706
Computer and software	1,399	1,276

Total, at cost	5,340	5,133
Less accumulated depreciation and amortization	(1,777)	(1,376)

Premises and equipment, net	$3,563	3,757

The Company leases certain office facilities under an operating lease which expires in 2017. This lease requires monthly lease payments and common area maintenance charges and has options to renew. This lease contains escalation clauses during the term of the lease. Rent expense under this operating lease during the years ended December 31, 2014 and 2013 was $88,000 and $114,000, respectively. Future minimum rental commitments under this noncancelable lease are as follows (in thousands):

Year Ending December 31,	Amount
2015	$85
2016	85
2017	91
2018	98

$359

(5)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $15.2 million and $10.9 million at December 31, 2014 and 2013, respectively.

A schedule of maturities of time deposits follows (in thousands):

Year Ending December 31,	Amount

2015	$10,727
2016	7,420
2017	510

$18,657

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6)	Other Borrowings

The Company entered into a repurchase agreement with a customer. This agreement requires the Company to pledge securities as collateral for borrowings under this agreement. A summary of other borrowings follows ($ in thousands):

	At December 31,
	2014	2013
Balance outstanding at year-end	$2,699	5,719
Average balance outstanding during the year	3,592	5,789
Average interest rate paid	1.0%	1.0%
Maximum amount outstanding at any month-end during year	5,733	5,813
Pledged securities	3,558	5,882

The Company has pledged collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) for future advances which will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $30.7 million as of December 31, 2014 from the FHLB. There were no advances outstanding at December 31, 2014 or 2013. The Company also has available credit of $8.7 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank.

(7)	Income Taxes

The components of the income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Current:
Federal	$560	658
State	107	119

Total current	667	777

Deferred:
Federal	(123)	(146)
State	(30)	(29)

Total deferred	(153)	(175)

Total income taxes	$514	602

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)	Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate of 34% and the effective tax rates are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2014		2013
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income taxes at statutory rate	$517	34.0%	$595	34.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	51	3.3	60	3.4
Tax-exempt income	(42)	(2.7)	(30)	(1.7)
Other nondeductible expenses	(12)	(0.8)	(23)	(1.3)

	$514	33.8%	$602	34.4%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$710	517
Organizational and start-up costs	116	130
Stock-based compensation	18	18
Unrealized loss on securities available for sale	0	184
Other	60	63

Deferred tax assets	904	912

Deferred tax liabilities:
Accrual to cash conversion	(139)	(145)
Deferred loan costs	(109)	(88)
Premises and equipment	(261)	(253)
Unrealized gains on securities available for sale	(33)	0

Deferred tax liabilities	(542)	(486)

Net deferred tax asset (liability)	$362	426

The Company files consolidated income tax returns in the U.S. federal jurisdiction, and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2011.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)	Off-Balance-Sheet Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, construction loans in process, unused lines of credit, standby letters of credit, and guaranteed accounts and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for available lines of credit, construction loans in process and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. The Bank may hold collateral supporting those commitments, and at December 31, 2014 such collateral amounted to $945,000.

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third party credit card company, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on certain accounts plus 10%. The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below.

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2014 are as follows (in thousands):

Commitments to extend credit	$2,508

Construction loans in process	$7,265

Unused lines of credit	$23,020

Standby letters of credit	$1,225

Guaranteed Accounts	$113

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Stock Option Plan

The 2007 Stock Option Plan provides for certain key employees and directors of the Company to have the option to purchase shares of the Company’s common stock. Under this Plan, the total number of shares which may be issued is 108,400. All options granted have ten-year terms and vest over periods up to five years. As of December 31, 2014, there were 30,305 shares available for grant.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	136,000	$10.00
Options granted	2,500	10.72
Options forfeited	(4,500)	10.00

Outstanding at December 31, 2013	134,000	10.01

Options exercised	(14,200)	10.00

Options forfeited	(11,400)	$10.00

Outstanding at December 31, 2014	108,400	$10.01	4.2 years

Exercisable at December 31, 2014	105,400	10.00	4.1 years	$263,500

At December 31, 2014, there was $3,000 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of twenty-one months. The total fair value of shares vesting and recognized as compensation expense was $2,000 and $3,000 in the years ended December 31, 2014 and 2013, respectively. The associated income tax benefit recognized was $0 and $1,000 for the years ended December 31, 2014 and 2013, respectively.

(10)	Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit sharing plan are discretionary and determined annually. Contributions to the plan for the years ended December 31, 2014 and 2013 were $102,000 and $65,000, respectively.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11)	Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following summarizes these transactions (in thousands):

	Year Ended December 31,
	2014	2013
Loans:
Beginning balance	$3,734	3,558
Originated during the year	885	354
Principal repayments	(1,605)	(178)

Ending balance	$3,014	3,734

Deposits at year end	$16,510	13,292

The Company leases an office facility from a related party. Rent expense under the operating lease during the years ended December 31, 2014 and 2013 was $88,000 and $114,000, respectively. In addition, the Bank has contracted with a related party to perform loan reviews of the Bank’s loan portfolio. The expenses related to the loan reviews during the years ended December 31, 2014 and 2013 were $20,000 and $24,000, respectively.

(12)	Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		At December 31,
		2014		2013
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$7,555	7,555	34,166	34,166
Securities available for sale	2	42,397	42,397	44,071	44,071
Loans held for sale	3	1,871	1,923	150	150
Loans, net	3	151,869	148,588	121,220	121,947
Federal Home Loan Bank stock	3	186	186	204	204
Accrued interest receivable	3	624	624	516	516

Financial liabilities:
Deposits	3	183,971	184,057	183,365	183,435
Other borrowings	3	2,699	2,699	5,719	5,719
Off-balance-sheet financial instruments	3	0	0	0	0

(13)	Dividend Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject

As of December 31, 2014, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2014:
Tier I Capital to Average Assets	$19,589	9.52%	$8,227	4.00%	$10,284	5.00%
Tier I Capital to Risk- Weighted Assets	19,589	12.84	6,102	4.00	9,154	6.00
Total Capital to Risk- Weighted Assets	21,498	14.09	12,206	8.00	15,257	10.00

As of December 31, 2013:
Tier I Capital to Average Assets	16,611	8.41	7,898	4.00	9,872	5.00
Tier I Capital to Risk- Weighted Assets	16,611	12.41	5,355	4.00	8,033	6.00
Total Capital to Risk- Weighted Assets	18,286	13.66	10,711	8.00	13,388	10.00

(15)	Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s financial statements. As of December 31, 2014, there is no pending or threatened litigation of which management is aware.

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

Earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. (dollars in thousands, except per share amounts):

	2014			2013
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Year Ended December 31:
Basic EPS:
Net earnings	$1,006	1,709,746	$0.59	$1,149	1,497,737	$0.77
Effect of dilutive securities-Incremental shares from assumed conversion of options		16,916			20,881

Diluted EPS:
Net earnings	$1,006	1,726,662	$0.58	$1,149	1,518,618	$0.76

(17)	Common Stock Offering

The Company filed a Registration Statement with the Securities and Exchange Commission which was effective on December 11, 2013. The Company offered up to 1,200,000 shares of common stock for $12.50 per share through December 31, 2014, when the Stock Offering was closed. The Company sold 425,619 shares and raised $4.96 million, net of expenses.

(18)	Reclassification

Certain noninterest expenses were reclassified from other noninterest expense to advertising for the year ended December 31, 2013 to conform to 2014 presentation. The reclassification of expenses had no effect on net earnings.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19)	Parent Company Only Financial Information

The Holding Company’s unconsolidated financial information follows:

Condensed Balance Sheets

(In thousands)

	At December 31,
	2014	2013
Assets
Cash	$3,132	13
Investment in subsidiary	19,643	16,296
Other assets	92	270

Total assets	$22,867	16,579

Liabilities-
Accounts payable	0	218

Stockholders’ Equity
Stockholders’ equity	22,867	16,361

Total liabilities and stockholders’ equity	$22,867	16,579

Condensed Statements of Operations

(In thousands)

	Year Ended December 31,
	2014	2013
Revenues	$0	0
Expenses	(110)	(37)
Income tax benefit	41	15

Loss before earnings of subsidiary	(69)	(22)

Net earnings of subsidiary	1,075	1,171

Net earnings	$1,006	1,149

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19)	Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$1,006	1,149
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(1,075)	(1,171)
Stock issued as compensation	32	30
Increase (decrease) in other assets	177	(233)
(Decrease) increase in liabilities	(218)	218

Net cash used in operating activities	(78)	(7)

Cash flow from financing activities:
Proceeds from sale of common stock	4,955	0
Proceeds from stock options exercised	142	0

Net cash provided by financing activities	5,097	0

Cash flow from investment activities:
Cash dividend received from bank subsidiary	300	0
Capital infusion in subsidiary	(2,200)	0

Net cash provided by investing activities	(1,900)	0

Net decrease in cash	3,119	(7)

Cash at beginning of the year	13	20

Cash at end of year	$3,132	13

Supplemental disclosure of cash flow information-Noncash items:
Net change in accumulated other comprehensive (loss) income of subsidiary, net change in unrealized gain on securities available for sale, net of tax	$369	(860)

Stock-based compensation expense of subsidiary	$2	3

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table lists the names and ages of all directors and executive officers of the Company and the Bank and indicates all positions and offices with PMHC and the Bank held by each person. Also included in the table is the year in which each person commenced service with Prime Meridian, and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

Name	Age	Position with the Company	Position with the Bank	Year Joined Prime Meridian	Principal Occupation
William D. Crona	65	Director	Director	2010	Financial Consultant, Investor & CPA
Sammie D. Dixon, Jr.	45	CEO, President, Director	CEO, President, Director	2010	Chief Executive Officer & President
Steven L. Evans	67	Director	Director	2010	Retired IBM Executive
R. Randy Guemple	63	Director	Director	2010	Retired Banker & Certified Public Accountant
Nan Hillis	60	N/A	EVP, Chief Strategy Officer	2014	Executive Vice President, Chief Strategy Officer
Kathleen C. Jones	61	CFO, EVP, Director	CFO, EVP, Director	2010	Executive Vice President, Chief Financial Officer
Chris L. Jensen, Jr.	58	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Robert H. Kirby	48	Director	Director	2010	Businessman, Partner in Rehab Technologies
Frank L. Langston	56	Director	Director	2010	Principal of NAI TALCOR
Todd A. Patterson, D.O.	63	Director	Director	2010	Osteopathic Physician
L. Collins Proctor, Sr.	45	Director	Director	2010	Partner/Chief Operating Officer kW Control - Holdings, LLC
Garrison A. Rolle, M.D.	51	Director	Director	2010	Orthopedic Surgeon
Steven D. Smith	60	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee
Marjorie R. Turnbull	73	Director	Director	2010	Consultant
Susan Payne Turner	48	N/A	EVP, Chief Risk Officer	2013	Executive Vice President, Chief Risk Officer
Richard A. Weidner	70	Chairman	Chairman	2010	CPA, Partner with Carr, Riggs & Ingram, LLC

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

Susan Payne Turner, is Executive Vice President and Chief Risk Officer for the Bank. From October, 2010 until she joined the Bank in February, 2013, she was a Regional Retail Leader for Centennial Bank, where her responsibilities included management of retail for ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Prior to this position, Mrs. Turner was Chief Financial Officer for a community bank with responsibilities in the following: financials, budgeting, staff management and development; AML/BSA compliance; deposit compliance; facility expansion; GLBA-Technology; and audit/exam initiatives. Mrs. Turner began her banking career while working part-time in high school and has worked in many areas of banking including operations, marketing, compliance, financials and human resources. She is a graduate of Florida State University and received her Master’s in Business Administration from Troy University in 2005. Mrs. Turner also graduated from the Graduate School of Banking at LSU. Currently, she is the Chair for Tallahassee Community College Foundation and Chair for the Wakulla County Senior Citizens’ Council, and also serves on the Wakulla County Chamber of Commerce Board. Mrs. Turner is Treasurer for the Coastal Optimist Club.

Nan Hillis, is Executive Vice President and Chief Strategy Officer for the Bank. Mrs. Hillis was a former BB&T Region President. She previously oversaw bank operations for BB&T’s Central Florida Region, including 57 branches in Polk, Osceola, Orange, Seminole and Brevard counties, with deposits exceeding $2.7 billion. She served BB&T in the central Florida area from July, 2006 to June, 2012. She joined BB&T in 2002 serving mostly as a corporate and community lender. As their city executive in Tallahassee, she later earned the bank’s highest internal recognition as a leader and revenue producer. Mrs. Hillis has a Bachelor’s Degree in Finance and Marketing from Florida State University (FSU). She is immediate past chair of the FSU College of Business Board of Governors, serves on the FSU Foundation Board of Trustees, and chairs the Audit Committee. She served as a former member of the National Board of Directors of The Girl Scouts of The USA, a position she held for nine years.

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

Summary Compensation Table

The following table provides information regarding the compensation of the Company’s named executive officers for our fiscal years ended December 31, 2014, 2013, and 2012.

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		All Other Compensation*		Total
Sammie D. Dixon, Jr. CEO and President	2014 2013 2012	$ $ $	244,062 237,500 225,000	$ $ $	55,000 25,000 —	$ $ $	— — —	$ $ $	— — —	$ $ $	6,600 6,600 6,600	$ $ $	305,662 269,100 231,600

Kathleen C. Jones CFO and EVP	2014 2013 2012	$ $ $	168,375 164,000 155,000	$ $ $	35,000 15,000 —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	203,375 179,000 155,000

Chris L. Jensen, Jr. SLO and EVP	2014 2013 2012	$ $ $	148,125 135,000 120,833	$ $ $	21,762 6,512 —	$ $ $	— — —	$ $ $	— — —	$ $ $	6,600 6,600 6,600	$ $ $	176,487 148,112 127,433

*	Includes car allowances.

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

The following table provides information regarding stock options held by each of the Company’s named executive officers as of December 31, 2014. All of the stock options shown in the table below were granted under the Plan and have a per share exercise price equal to or greater than the fair market value of our Common Stock on the grant date. Executive officers did exercise options in 2014. Mr. Dixon exercised 4,000 options, Mr. Jensen exercised 2,500 options and Ms. Jones exercised 250 options in 2014.

(continued)

Name and Principal Position	Date of Grant	# of Securities Underlying Unexercised Option (#) Exercisable	# of Securities Underlying Unexercised Option (#) Unexercisable	Option Exercise Price	Option Expiration Date
Sammie D. Dixon, Jr. CEO and President	1/1/09 1/1/09 1/1/09 1/1/09	4,000 4,000 4,000 4,000	0 0 0 0	$10.00 10.00 10.00 10.00	1/1/16 1/1/17 1/1/18 1/1/19

Kathleen C. Jones CFO and EVP	1/1/09 1/1/09 1/1/09 1/1/09	2,500 2,500 2,500 2,500	0 0 0 0	$10.00 10.00 10.00 10.00	1/1/16 1/1/17 1/1/18 1/1/19

Chris L. Jensen, Jr. SLO and EVP	1/1/09 1/1/09 1/1/09 1/1/09	2,500 2,500 2,500 2,500	0 0 0 0	$10.00 10.00 10.00 10.00	1/1/16 1/1/17 1/1/18 1/1/19

There are no Compensation Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Director Compensation

PMHC does not pay directors fees. The Bank pays its directors $500 per Board meeting attended, $100 per Board committee meeting attended, and $150 to chair a Board committee meeting, all of which can be paid in cash or used to purchase Company Common Stock at its book value. In addition, the Chairman of the Board was paid a $4,000 annual salary in 2014. The Bank paid a total of $81,040 in fees to its directors in 2014 and $68,100 in fees to its directors in 2013.

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (“Directors’ Plan”). The Directors’ Plan permits the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company Common Stock. Should the Company pay director fees in the future, the Directors’ Plan would allow them to make the same election. Pursuant to the Directors’ Plan, each director is permitted to make an annual election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive shares of Common Stock, he or she will receive 110% of the amount of fees set by the Board or the Compensation Committee. The value of Common Stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of Common Stock if the stock is traded on any market or exchange, or a price set by the Board or its Compensation Committee, acting in good faith. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares, which is approximately 3.85% of the total shares outstanding as of December 31, 2014. Directors became eligible to participate in the Directors’ Plan on January 1, 2013. In 2014, the Company issued 2,861 shares under the Directors’ Plan.

(continued)

The following table sets forth compensation paid or awarded during 2014 to each of our Bank directors other than executive officers Mr. Dixon, Mrs. Jones and Mr. Jensen, whose compensation is described in the “Summary Compensation Table” above.

	Total Fees Awarded in Stock		Total Fees Earned or Paid in Cash
Name	Cash Value	# of Shares
William D. Crona	0	0	$8,200
Steven L. Evans	0	0	$8,500
R. Randy Guemple	0	0	$9,300
Robert H. Kirby	$6,600	584	$6,600
Frank L. Langston	0	0	$7,250
Todd A. Patterson, D.O.	$7,205	636	$7,205
L. Collins Proctor, Sr.	0	0	$5,950
Garrison A. Rolle, M.D.	$5,940	526	$5,940
Steven D. Smith	$6,765	599	$6,765
Marjorie R. Turnbull	0	0	$5,500
Richard A. Weidner	$5,830	516	$9,830

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of March 26, 2015, the Company knows of no beneficial owner of five percent or more of its outstanding shares of Common Stock, the only class of voting securities. We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of Common Stock that the directors and executive officers of the Company beneficially owned as of March 26, 2015.

Name	Number of Shares(1)	Right to Acquire(2)	Beneficial Ownership Percentage(3)
William D. Crona	40,000	5,600	2.34%
Sammie D. Dixon, Jr.	41,555	16,000	2.94
Steven L. Evans	23,069	5,600	1.47
R. Randy Guemple	24,000	5,600	1.52
Chris L. Jensen, Jr.	39,400	10,000	2.53
Kathleen C. Jones	16,750	10,000	1.37
Robert H. Kirby	70,193	5,600	3.89
Frank L. Langston	28,000	4,500	1.67
Todd A. Patterson, D.O.	37,215	5,600	2.20
L. Collins Proctor, Sr.	8,400	5,600	0.72
Garrison A. Rolle, M.D.	26,074	5,600	1.63
Steven D. Smith	32,662	5,600	1.96
Marjorie R. Turnbull	17,000	5,600	1.16
Richard A. Weidner	83,521	5,600	4.58

Total (14 people)	487,839	96,500	28.64%

(1)	Includes shares for which the named person:

•	has sole voting and investment power;

•	has shared voting and investment power with a spouse, or

•	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Shares covered by stock options.
(3)	Based on 1,943,534 shares issued and outstanding and only the listed individual exercising his or her stock options.

Equity Compensation Plan Information

The following table sets forth information relating to PMHC’s equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Options, Warrants, and Rights		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2007 Stock Option Plan	108,400	$10.01		30,305

2012 Directors’ Compensation Plan	0	$10.74	*	69,114

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A		N/A

Total	122,600	$10.27		99,419

*	The shares issued pursuant to the Directors Plan were previously authorized but unissued shares of the Common Stock of the Company and the per share price upon which they were awarded was based upon the book value at the time of the award, not based upon a previously set exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

As of December 31, 2014 and December 31, 2013, respectively, loans to directors, executive officers, and their immediate family members represented $3.0 million and $3.7 million, or approximately 2.16% and 3.03% of the Bank’s total loan portfolio. All of these loans are current and performing according to their terms.

We currently lease our Timberlane Road office space from MS Timberlane, Inc., a company for which Director Crona also serves as a director. The payments we made under that lease for the years ended December 31, 2014 and 2013 were $88,000 and $114,000, respectively. In addition, we have contracted with Carr, Riggs & Ingram, LLC to perform loan reviews of the Bank’s loan portfolio resulting in $20,000 and $24,000 in expense during the years ended December 31, 2014 and 2013, respectively. As described above, Chairman Weidner, is a partner and member of the Executive Committee of Carr, Riggs & Ingram, LLC.

Item 14.	Principal Accounting Fees and Services

Fees paid for professional services provided by Hacker, Johnson & Smith were as follows for the last two fiscal years:

	2014	2013
Audit fees[1]	$36,254	$32,254
Tax fees[2]	6,000	6,000
All other fees[3]	32,000	23,000

	$74,254	$61,254

[1]	Includes professional services rendered for the audit of PMHC’s annual financial statements, including out-of-pocket expenses.
[2]	Tax fees include the preparation of state and federal tax returns and assistance with tax questions and research.
[3]	Other fees include services rendered in relation to the Company’s filing of its S-1 and a 2014 IRS Tax Audit.

The above fees were approved in accordance with the Audit Committee’s policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2014 or 2013 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2014 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Consolidated Balance Sheets — December 31, 2014 and 2013

Consolidated Statements of Income — For the Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

    (a) 3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan (“2007 Plan”)	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Agreement for Loan Review Services with Carr, Riggs & Ingram, LLC	Exhibit 10.6 to Registration Statement on Form S-1 filed on October 18, 2013

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Chief Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Kathleen C. Jones, Chief Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation Committee	Exhibit 99.2 to Form 10-K filed on March 28, 2014.

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

PRIME MERIDIAN HOLDING COMPANY

Date: March 26, 2015	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ William D. Crona William D. Crona	Director	March 26, 2015

/s/ Sammie D. Dixon, Jr. Sammie D. Dixon, Jr.	CEO, President, Principal Executive Officer, & Director	March 26, 2015

/s/ Steve L. Evans Steven L. Evans	Director	March 26 2015

/s/ Randy Guemple R. Randy Guemple	Director	March 26, 2015

/s/ Chris L. Jensen, Jr. Chris L. Jensen, Jr.	Director	March 26, 2015

/s/ Kathleen C. Jones Kathleen C. Jones	CFO, EVP, Principal Financial Officer & Director	March 26, 2015

/s/ Robert H. Kirby Robert H. Kirby	Director	March 26, 2015

/s/ Frank L. Langston Frank L. Langston	Director	March 26, 2015

Todd A. Patterson, D.O.	Director

/s/ L. Collins Proctor, Sr. L. Collins Proctor, Sr.	Director	March 26, 2015

Garrison A. Rolle, M.D.	Director

/s/ Steven D. Smith Steven D. Smith	Director	March 26, 2015

/s/ Marjorie R. Turnbull Marjorie R. Turnbull	Director	March 26, 2015

/s/ Richard A. Weidner Richard A. Weidner	Chairman	March 26, 2015