Form 10-Q
period 2015-03-31
Prime Meridian Holding Co
filed 2015-05-12
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2015: 1,944,391

INDEX

PART I. FINANCIAL INFORMATION

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$4,642	3,757
Federal funds sold	12,524	3,611
Interest-bearing deposits	187	187

Total cash and cash equivalents	17,353	7,555
Securities available for sale	42,001	42,397
Loans held for sale	813	1,871
Loans, net of allowance for loan losses of $2,116 and $2,098	153,647	151,869
Federal Home Loan Bank stock	189	186
Premises and equipment, net	3,678	3,563
Deferred tax asset	367	362
Accrued interest receivable	570	624
Bank-owned life insurance	1,625	1,613
Other assets	224	318

Total assets	$220,467	210,358

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	44,626	43,148
Savings, NOW and money-market deposits	125,380	122,166
Time deposits	22,805	18,657

Total deposits	192,811	183,971
Other borrowings	2,656	2,699
Official checks	811	368
Other liabilities	633	453

Total liabilities	196,911	187,491

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,943,534 and 1,941,617 issued and outstanding	19	19
Additional paid-in capital	20,077	20,056
Retained earnings	3,187	2,738
Accumulated other comprehensive income	273	54

Total stockholders’ equity	23,556	22,867

Total liabilities and stockholders’ equity	$220,467	210,358

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans	$1,947	1,642
Securities	228	220
Other	7	25

Total interest income	2,182	1,887

Interest expense:
Deposits	162	158
Other borrowings	6	14

Total interest expense	168	172

Net interest income	2,014	1,715
Provision for loan losses	18	29

Net interest income after provision for loan losses	1,996	1,686

Noninterest income:
Service charges and fees on deposit accounts	34	41
Mortgage banking revenue	61	39
Income from bank-owned life insurance	12	13
Gain on sale of securities available for sale	42	0
Other income	40	36

Total noninterest income	189	129

Noninterest expenses:
Salaries and employee benefits	808	812
Occupancy and equipment	283	230
Professional fees	76	86
Marketing	113	78
FDIC assessment	26	27
Other	186	195

Total noninterest expenses	1,492	1,428

Earnings before income taxes	693	387
Income taxes	244	131

Net earnings	$449	256

Basic earnings per share	$0.23	0.17

Diluted earnings per share	$0.23	0.17

Cash dividends per common share	$0	0

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net earnings	$449	256

Other comprehensive income:
Change in unrealized gain (loss) on securities:
Unrealized gain arising during the period	389	242
Reclassification adjustment for realized gains	(42)	(0)

Net change in unrealized gain (loss)	347	242
Deferred income taxes on above change	128	89

Total other comprehensive income	219	153

Comprehensive income	$668	409

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

			Additional		Accumulated Other Compre- hensive	Total
	Common Stock		Paid-In	Retained	(Loss)	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2013	1,498,937	$15	14,929	1,732	(315)	16,361
Net earnings for the three months ended March 31, 2014 (unaudited)	0	0	0	256	0	256
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	153	153
Common stock issued as compensation to directors (unaudited)	562	0	6	0	0	6
Sale of common stock (unaudited)	192,122	2	2,400	0	0	2,402
Stock-based compensation (unaudited)	0	0	0	0	0	0

Balance at March 31, 2014 (unaudited)	1,691,621	$17	17,335	1,988	(162)	19,178

Balance at December 31, 2014	1,941,617	$19	20,056	2,738	54	22,867
Net earnings for the three months ended March 31, 2015 (unaudited)	0	0	0	449	0	449
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	219	219
Stock options exercised (unaudited)	1,100	0	11	0	0	11
Common stock issued as compensation to directors (unaudited)	817	0	10	0	0	10
Stock-based compensation (unaudited)	0	0	0	0	0	0

Balance at March 31, 2015 (unaudited)	1,943,534	$19	20,077	3,187	273	23,556

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$449	256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	102	95
Provision for loan losses	18	29
Net amortization of deferred loan fees	133	(13)
Deferred income taxes	(133)	(6)
Gain on sale of securities available for sale	(42)	0
Amortization of premiums and discounts on securities available for sale	108	120
Gain on sale of loans held for sale	(61)	(28)
Proceeds from the sale of loans held for sale	3,112	539
Loan originated as held for sale	(1,993)	(1,307)
Stock issued as compensation	10	6
Income from bank-owned life insurance	(12)	(13)
Net decrease (increase) in accrued interest receivable	54	(19)
Net decrease (increase) in other assets and capitalized offering costs	94	(69)
Net increase in other liabilities and official checks	623	1,110

Net cash provided by operating activities	2,462	700

Cash flows from investing activities:
Loan originations, net of principal repayments	(1,929)	(3,987)
Purchase of securities available for sale	(3,443)	(1,609)
Principal repayments of securities available for sale	2,081	1,941
Proceeds from sale of securities available for sale	2,039	0
(Purchase) redemption of Federal Home Loan Bank stock	(3)	18
Purchase of premises and equipment	(217)	(88)

Net cash used in investing activities	(1,472)	(3,725)

Cash flows from financing activities:
Net increase in deposits	8,840	4,107
(Decrease) increase in other borrowings	(43)	14
Proceeds from stock options exercised	11	0
Net proceeds from sale of common stock	0	2,402

Net cash provided by financing activities	8,808	6,523

Net increase in cash and cash equivalents	9,798	3,498
Cash and cash equivalents at beginning of period	7,555	34,166

Cash and cash equivalents at end of period	$17,353	37,664

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$164	172

Income taxes	$100	40

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on sale of securities available for sale, net of taxes	$219	153

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

Prime Meridian Holding Company (the “Holding Company”) owns 100% of the outstanding common stock of Prime Meridian Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate clients through its two banking offices located in Tallahassee, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2015, and the results of operations for the three month periods ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income. Accounting principles generally accepted in the United States of America (“GAAP”) generally require that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income is the net change in the unrealized gains on the securities available for sale.

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

Securities are classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2015:
U.S. Government agency securities	$8,641	55	(17)	8,679
Municipal securities	8,451	159	(26)	8,584
Mortgage-backed securities	24,475	328	(65)	24,738

Total	$41,567	542	(108)	42,001

At December 31, 2014:
U.S. Government agency securities	6,943	19	(99)	6,863
Municipal securities	9,497	113	(79)	9,531
Mortgage-backed securities	25,870	228	(95)	26,003

Total	$42,310	360	(273)	42,397

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2015:
Securities Available for Sale:
U.S. Government agency securities	$(12)	898	(5)	1,995
Municipal securities	(2)	806	(24)	1,263
Mortgage-backed securities	(23)	3,662	(42)	2,885

Total	$(37)	5,366	(71)	6,143

At December 31, 2014:
Securities Available for Sale:
U.S. Government agency securities	$0	0	(99)	5,945
Municipal securities	(2)	269	(77)	3,026
Mortgage-backed securities	(47)	8,250	(48)	1,705

Total	$(49)	8,519	(224)	10,676

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at March 31, 2015 on seventeen securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2015:
U.S. Government agency securities	$8,679	0	8,679	0
Municipal securities	8,584	0	8,584	0
Mortgage-backed securities	24,738	0	24,738	0

Total	42,001	0	42,001	0

At December 31, 2014:
U.S. Government agency securities	6,863	0	6,863	0
Municipal securities	9,531	0	9,531	0
Mortgage-backed securities	26,003	0	26,003	0

Total	$42,397	0	42,397	0

During the three months ended March 31, 2015 and 2014, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At March 31, 2015:
Due in one to five years	$1,306	1,319
Due five to ten years	9,043	9,082
Due after ten years	6,743	6,862
Mortgage-backed securities	24,475	24,738

Total	$41,567	42,001

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

The segments and classes of loans are as follows (in thousands):

	At March 31,	At December 31,
	2015	2014
Real estate mortgage loans:
Commercial	$52,283	52,661
Residential and home equity	54,284	51,858
Construction	17,008	15,876

Total real estate mortgage loans	123,575	120,395
Commercial loans	28,987	30,755
Consumer and other loans	3,128	2,877

Total loans	155,690	154,027
Add (deduct):
Net deferred loan costs	73	(60)
Allowance for loan losses	(2,116)	(2,098)

Loans, net	$153,647	151,869

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans				Consumer
	Commercial	Residential and Home Equity	Construction	Commercial Loans	and Other Loans	Total
Three-Month Period Ended March 31, 2015:
Beginning balance	$702	691	211	453	41	2,098
Provision for loan losses	0	5	0	4	9	18
Net (charge-offs) recoveries	0	0	0	0	0	0

Ending balance	$702	696	211	457	50	2,116

Three-Month Period Ended March 31, 2014:
Beginning balance	$604	545	175	387	23	1,734
Provision (credit) for loan losses	13	30	(15)	2	(1)	29
Net recoveries	0	0	0	12	0	12

Ending balance	$617	575	160	401	22	1,775

At March 31, 2015:
Individually evaluated for impairment:
Recorded investment	$0	0	0	213	17	230

Balance in allowance for loan losses	$0	0	0	96	15	111

Collectively evaluated for impairment:
Recorded investment	$52,283	54,284	17,008	28,774	3,111	155,460

Balance in allowance for loan losses	$702	696	211	361	35	2,005

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$0	0	0	229	8	237

Balance in allowance for loan losses	$0	0	0	92	6	98

Collectively evaluated for impairment:
Recorded investment	$52,661	51,858	15,876	30,526	2,869	153,790

Balance in allowance for loan losses	$702	691	211	361	35	2,000

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that is typically owner-occupied, but also includes non-owner occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. The maturity for this type of loan is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Bank typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flows and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

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

Construction. Typically, these loans have a term of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans convert to term loans with a maturity of one to five years. This portion of our loan portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and residential developments. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed policies of the Bank. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to finance the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends since the initial funding of the loan.

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

The following summarizes the loan credit quality (in thousands):

	Pass	Special Mentioned	Substandard	Doubtful	Loss	Total
At March 31, 2015:
Real estate mortgage loans:
Commercial	$47,936	2,362	1,985	0	0	52,283
Residential and home equity	49,837	3,017	1,430	0	0	54,284
Construction	16,913	87	8	0	0	17,008
Commercial loans	28,217	557	213	0	0	28,987
Consumer and other loans	3,058	53	17	0	0	3,128

Total	$145,961	6,076	3,653	0	0	155,690

At December 31, 2014:
Real estate mortgage loans:
Commercial	50,654	0	2,007	0	0	52,661
Residential and home equity	47,357	3,065	1,436	0	0	51,858
Construction	15,714	154	8	0	0	15,876
Commercial loans	30,006	520	229	0	0	30,755
Consumer and other loans	2,801	68	8	0	0	2,877

Total	$146,532	3,807	3,688	0	0	154,027

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Furthermore, construction loans, non-owner occupied commercial real estate loans, and commercial loan relationships in excess of $500,000 are reviewed at least annually. The Company determines the appropriate loan grade during the renewal process and reevaluates the loan grade in situations when a loan becomes past due.

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

At March 31, 2015, there was no loans over thirty days past due, no loans past due ninety days or more but still accruing and three loans on nonaccrual. Age analysis of past due loans at March 31, 2015 and December 31, 2014 is as follows (in thousands):

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2015:
Real estate mortgage loans:
Commercial	$0	0	0	0	52,283	0	52,283
Residential and home equity	0	0	0	0	54,284	0	54,284
Construction	0	0	0	0	17,008	0	17,008
Commercial loans	0	0	0	0	28,811	176	28,987
Consumer and other loans	0	0	0	0	3,128	0	3,128

Total	$0	0	0	0	155,514	176	155,690

At December 31, 2014:
Real estate mortgage loans:
Commercial	0	0	0	0	52,661	0	52,661
Residential and home equity	0	0	0	0	51,858	0	51,858
Construction	0	0	0	0	15,876	0	15,876
Commercial loans	18	0	0	18	30,566	171	30,755
Consumer and other loans	0	0	0	0	2,877	0	2,877

Total	$18	0	0	18	153,838	171	154,027

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At March 31, 2015:
Commercial loans	0	0	213	213	96	213	213	96
Consumer & other loans	0	0	17	17	15	17	17	15

Total	$0	0	230	230	111	230	230	111

At December 31, 2014:
Commercial loans	0	0	229	229	92	229	229	92
Consumer & other loans	0	0	8	8	6	8	8	6

Total	$0	0	237	237	98	237	237	98

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended March 31,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Commercial real estate	$0	0	0	140	0	0
Residential and home equity	0	0	0	35	0	0
Commercial loans	221	1	1	220	4	4
Consumer & Other	11	0	0	0	0	0

Total	$232	1	1	395	4	4

There were no loans measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014.

(4)	Regulatory Capital

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company’s assets reach $500 million, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead, a bank holding company with less than $500 million in assets generally applies the risk-based capital and leverage capital guidelines on a bank only basis and must only meet a debt-to-equity ratio at the holding company level. The FDIC risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights (from 0% to 150%) are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital, Continued

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

Effective January 1, 2015, smaller banks, such as the Bank, became subject to the new Basel III capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under the new regulations, the Company elected an irreversible one-time opt-out to exclude AOCI from regulatory capital in the first quarter of 2015.

The following is a summary at March 31, 2015 of the regulatory capital requirements to be considered “well-capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2015:
Tier 1 Leverage Capital Ratio	$22,046	10.29%	$8,569	4.00%	10,711	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio	$22,046	13.83	7,172	4.50	10,359	6.50
Tier 1 Risk-Based Capital Ratio	$22,046	13.83	9,562	6.00	12,750	8.00
Total Risk-Based Capital Ratio	$24,039	15.08	12,750	8.00	15,937	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital, Continued

As of March 31, 2015, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

(5)	Earnings Per Share

Earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method (dollars in thousands, except per share amounts):

	2015			2014
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended March 31:
Basic EPS:
Net earnings (loss)	$449	1,943,215	$0.23	$256	1,534,868	$0.17
Effect of dilutive securities-incremental shares from assumed conversion of options		4,055			5,149

Diluted EPS:
Net earnings (loss)	$449	1,947,270	$0.23	$256	1,540,017	$0.17

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation

The 2007 Stock Option Plan provides for certain key employees and directors of the Company to have the option to purchase shares of the Company’s common stock. Under this Plan, the total remaining number of shares which may be issued was 30,305 at March 31, 2015. All options granted have ten-year terms and vest over periods up to five years. As of March 31, 2015, there were 30,305 shares available for grant.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	134,000	$10.01

Outstanding at March 31, 2014	134,000	$10.01

Outstanding at December 31, 2014	108,400	$10.01

Options exercised	(1,100)	$10.00

Outstanding at March 31, 2015	107,300	$10.02	3.91 years

Exercisable at March 31, 2015	105,200	$10.01	3.84 years	$261,948

At March 31, 2015, there was $4,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted-average period of twenty-five months. The fair value of shares vested and recognized as compensation expense was $0 for the three months ended March 31, 2015 and 2014.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2015			At December 31, 2014
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$17,353	17,353	1	7,555	7,555	1
Securities available for sale	42,001	42,001	2	42,397	42,397	2
Loans held for sale	813	849	3	1,871	1,923	3
Loans, net	153,647	153,233	3	151,869	148,588	3
Federal Home Loan Bank stock	189	189	3	186	186	3
Accrued interest receivable	570	570	3	624	624	3
Financial liabilities:
Deposits	192,811	192,903	3	183,971	184,057	3
Other borrowings	2,656	2,656	3	2,699	2,699	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

(8)	Off-Balance Sheet Financial Instruments

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for unused lines of credit, construction loans in process and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis.

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

The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below. Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2015 are as follows (in thousands):

Commitments to extend credit	$6,399

Construction loans in process	$7,570

Unused lines of credit	$26,512

Standby letters of credit	$1,310

Guaranteed accounts	$107

(9)	Reclassification

Certain noninterest income sources were reclassified from gain on sale of loans and other income to mortgage banking revenue and certain noninterest expenses were reclassified from advertising and other noninterest expense to occupancy and equipment, marketing, and FDIC assessment for the quarter ended March 31, 2014 to conform to March 31, 2015 presentation. The reclassification of income and expenses had no effect on net earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2014. Results of operations for the three months ended March 31, 2015, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Average equity as a percentage of average assets	10.83%	9.19%	7.71%
Equity to total assets at end of period	10.68%	10.87%	8.94%
Return on average assets(1)	0.84%	0.48%	0.47%
Return on average equity(1)	7.74%	5.21%	6.15%
Noninterest expense to average assets	2.79%	2.81%	2.64%
Nonperforming loans to total loans at end of period	0.11%	0.11%	1.10%

(1)	Annualized for the three months ended March 31, 2015 and March 31, 2014.

FINANCIAL CONDITION

Average assets totaled $214.1 million for the first quarter of 2015, an increase of $3.9 million, or 1.9%, over the fourth quarter of 2014 and a decrease of $1.9 million, or 0.89%, from the first quarter of 2014. The increase compared to the fourth quarter of 2014 can be attributed to higher average loan balances, partially offset by lower average balances of securities and other interest-earning assets. The decline from the same prior year period is due primarily to a reduction in other interest-earnings assets, as we experienced an anticipated, but large, decrease in average noninterest bearing deposits which impacted our investment in other interest-earning assets. This effect was only partially offset by higher average balances of loans and securities.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans. Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of March 31, 2015 and December 31, 2014, approximately 78.0% and 78.2%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Although we originated $7.8 million in new loans during the first quarter of 2015, we also experienced loan payoffs of just over $7 million during that same period. As a result of this and the fluctuating balances of our Lines of Credit, net loans grew to $153.6 million at March 31, 2015, a $1.8 million, or 1.1%, increase from December 31, 2014. As of March 31, 2015, the Bank’s net loan portfolio represented 69.7% of total assets, compared to 72.2% of total assets at December 31, 2014.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Five loans totaling $230,000 were deemed to be impaired under the Bank’s policy at March 31, 2015, compared to five loans totaling $237,000 at December 31, 2014. During the three months ended March 31, 2015, the Bank reported a loan loss provision of $18,000 and there were no net charge-offs or recoveries taken during this period.

Deposits. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Total deposits at March 31, 2015 were $192.8 million, an increase of $8.8 million, or 4.8%, from December 31, 2014. The majority of deposit growth occurred in interest-bearing accounts. Although the first quarter growth in deposits came mostly from interest-bearing accounts, the Bank’s senior management team recognizes the importance of growing core noninterest-bearing accounts and believes strong relationship-building efforts will lead to more growth in this area. The average balance of noninterest-bearing deposits accounted for 23.1% of the average balance of total deposits for the three months ended March 31, 2015, compared to 32.5% for the three months ended March 31, 2014. This noticeable change in deposit mix resulted primarily from the shrinkage of one noninterest-bearing account that was connected to a 2014 political election.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of March 31, 2015, to borrow up to $31.5 million. There were no advances outstanding at March 31, 2015. We have entered into a repurchase agreement with a client that requires the Company to pledge securities as collateral for borrowing under the agreement. At March 31, 2015 and December 31, 2014, the outstanding balance of such borrowings totaled $2.7 million and $2.7 million, respectively. For the same time periods, the Company pledged securities with a market value of $2.7 million and $3.6 million as collateral for the agreement.

Capital Adequacy. Stockholder’s equity was $23.6 million at March 31, 2015, compared to $22.9 million at December 31, 2014. As of March 31, 2015, no dividends on shares of our common stock had been paid or declared. On December 11, 2013, PMHC commenced a public offering of up to 1,200,000 shares of its common stock for $12.50 per share in order to raise additional capital. This concluded on December 31, 2014. The Company sold 425,619 shares of common stock and raised $4.96 million, net of expenses.

As of March 31, 2015, the Bank was considered to be “well capitalized” with a 10.29% Tier 1 Leverage Capital Ratio, a 13.83% Common Equity Tier 1 Risk-Based Capital Ratio, a 13.83% Tier 1 Risk-Based Capital Ratio, and a 15.08% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

					For Well
			For Capital		Capitalized
	Actual		Adequacy Purposes		Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2015:
Tier 1 Leverage Capital Ratio	$22,046	10.29%	$8,569	4.00%	10,711	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio	$22,046	13.83	7,172	4.50	10,359	6.50
Tier 1 Risk-Based Capital Ratio	$22,046	13.83	9,562	6.00	12,750	8.00
Total Risk-Based Capital Ratio	$24,039	15.08	12,750	8.00	15,937	10.00
As of December 31, 2014:
Tier 1 Capital to Average Assets	19,589	9.52	8,227	4.00	10,284	5.00
Tier 1 Capital to Risk-Weighted Assets	19,589	12.84	6,102	4.00	9,154	6.00
Total Capital to Risk-Weighted Assets	21,498	14.09	12,206	8.00	15,257	10.00

Effective January 1, 2015, smaller banks, such as the Bank, became subject to the following new capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

As shown in the table for the three-month periods, the decrease in yield on loans was offset by a 24.9% increase in average loan balances, resulting in a higher overall yield on total interest-earning assets. This combined with lower rates on interest-bearing liabilities have resulted in a higher interest-rate spread and net interest margin for the three months ended March 31, 2015.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$155,197	$1,935	4.99%	$124,242	$1,642	5.36%
Mortgage loans held for sale	1,577	12	3.04	0	0	0
Securities	41,592	228	2.19	43,673	220	2.14
Other (2)	7,724	7	0.36	40,429	25	0.25

Total interest-earning assets	206,090	2,182	4.24	208,344	1,887	3.70

Noninterest-earning assets	8,059			7,724

Total assets	$214,149			$216,068

Interest-bearing liabilities:
Savings, NOW and money-market deposits	122,726	130	0.42	116,216	135	0.47
Time deposits <$100,000	3,657	4	0.44	3,674	5	0.52
Time deposits >$100,000	17,529	28	0.64	10,723	18	0.67

Deposits	143,912	162	0.45	130,613	158	0.49
Other borrowings	2,656	6	0.90	5,724	14	1.00

Total interest-bearing liabilities	146,568	168	0.46	136,337	172	0.51

Noninterest-bearing deposits	43,181			62,834
Noninterest-bearing liabilities	1,206			240
Stockholders’ equity	23,194			16,657

Total liabilities and stockholders’ equity	$214,149			$216,068

Net interest income		$2,014			1,715

Interest-rate spread			3.78%			3.18%

Net interest margin (3)			3.89%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	140.61%			152.82%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(3)	Net interest margin is net interest income divided by total interest-earning assets, annualized.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

Net Income. For the three months ended March 31, 2015, the Company reported net earnings of $449,000, or $0.23 per basic and diluted share, compared to net earnings of $256,000, or $0.17 per basic and diluted share, for the three months ended March 31, 2014.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $2.0 million for the three months ended March 31, 2015, compared to $1.7 million for the three months ended March 31, 2014.

Interest Income. Interest income increased to $2.2 million for the three months ended March 31, 2015, a $295,000, or 15.6%, increase over the three months ended March 31, 2014. The increase was driven by an increase in average loans from $124.2 million for the quarter ended March 31, 2014 to $155.2 million for the quarter ended March 31, 2015.

Interest Expense. Interest expense was $168,000 for the three months ended March 31, 2015, compared to $172,000 for the three months ended March 31, 2014. The slight decrease in interest expense is due to a lower interest rate environment, but this effect was mostly offset by a shift in our deposit mix towards a higher percentage of interest-bearing liabilities. The average balance of noninterest-bearing deposits to the average balance of total deposits decreased from 32.5% for the three months ended March 31, 2014 to 23.1% for the three months ended March 31, 2015.

The Bank’s net interest margin increased 53 basis points from 3.36% for the three months ended March 31, 2014, to 3.89% for the same period in 2015 due mostly to higher average loan balances.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended March 31, 2015 was $18,000, compared to $29,000 for the three months ended March 31, 2014. The decrease in the provision quarter over quarter can be attributed to slower net loan growth in the first quarter of 2015. Management believes that the allowance for loan losses, which was $2.1 million or 1.36% of total loans, at March 31, 2015, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, gain on sale of securities available for sale, and income from bank-owned life insurance. Noninterest income for the three months ended March 31, 2015 totaled $189,000, an increase of $60,000, or 46.5%, from the three months ended March 31, 2014. The increase is primarily due to a $22,000 increase in mortgage banking revenue and a $42,000 gain on sale of securities available for sale for the first quarter of 2015 compared to a zero gain on sale of securities available for sale for the same period in 2014. These gains were partially offset by small decreases in service charges and fees on deposit accounts and income from bank-owned life insurance.

Noninterest expense. Noninterest expense increased $64,000, or 4.5%, to $1.5 million for the three months ended March 31, 2015 compared to the same period a year ago. The increase was primarily due to a $53,000 increase in occupancy and equipment expense and a $35,000 increase in marketing. Higher occupancy and equipment expense is primarily attributed to additional leased space at our Timberlane location, while the increase in marketing can be attributed to higher levels of spending on sponsorships, business development and advertising. Salaries and employee benefits show a $4,000 decrease from the three months ended March 31, 2014 to the three months ended March 31, 2015, despite growth in the number of employees. The decrease is explained by a change in our estimated standard deferred loan costs related to loan originations. The Bank’s new estimates more specifically allocate loan costs according to loan type. This resulted in a $141,000 increase in deferred loans costs for the period ended March 31, 2015 compared to the same period a year ago, which offset a $133,000 increase in salaries and employee benefits for the same time periods.

Income Taxes. Income tax expense is based on amounts reported in the statements of operations, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $244,000 for the three months ended March 31, 2015, compared to income tax expense of $131,000 for the three months ended March 31, 2014. The higher provision relates to higher earnings for the quarter.

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of March 31, 2015, was $8.0 million.

At March 31, 2015, total deposits were $192.8 million, of which $19.2 million were in certificates of deposits of $100,000 or more. Also, as a member of the FHLB, we have access to approximately $31.5 million of available lines of credit secured by qualifying collateral as of March 31, 2015, in addition to $8.7 million in unsecured lines of credit we maintain with correspondent banks. As of March 31, 2015, we had no outstanding balances on such lines of credit.

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

The following is a summary of the total contractual amount of commitments outstanding as of the respective dates (in thousands):

March 31, 2015
Commitments to extend credit	$6,399
Construction loans in process	7,570
Unused lines of credit	26,512
Standby financial letters of credit	1,310
Guaranteed accounts	107

Total of off-balance sheet instruments	$41,898

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2015, the Company issued 817 shares to members of its Board of Directors in lieu of $9,625 in cash fees. On January 15, 2015, the Company issued 1,100 shares to directors who exercised stock options and paid $11,000 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

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

PRIME MERIDIAN HOLDING COMPANY

May 12, 2015	By:	/s/ Sammie D. Dixon, Jr.
Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

May 12, 2015	By:	/s/ Kathleen C. Jones
Date		Kathleen C. Jones
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer