Form 10-Q
period 2015-06-30
Prime Meridian Holding Co
filed 2015-08-12
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2015: 1,945,472

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$3,903	3,757
Federal funds sold	3,589	3,611
Interest-bearing deposits	173	187

Total cash and cash equivalents	7,665	7,555

Securities available for sale	40,910	42,397
Loans held for sale	2,160	1,871
Loans, net of allowance for loan losses of $2,307 and $2,098	171,575	151,869
Federal Home Loan Bank stock	402	186
Premises and equipment, net	3,627	3,563
Deferred tax asset	400	362
Accrued interest receivable	636	624
Bank-owned life insurance	1,638	1,613
Other assets	277	318

Total assets	$229,290	210,358

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	47,365	43,148
Savings, NOW and money-market deposits	130,112	122,166
Time deposits	21,776	18,657

Total deposits	199,253	183,971

Federal Home Loan Bank advance	5,000	0
Other borrowings	0	2,699
Official checks	883	368
Other liabilities	445	453

Total liabilities	205,581	187,491

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,944,691 and 1,941,617 issued and outstanding	19	19
Additional paid-in capital	20,091	20,056
Retained earnings	3,563	2,738
Accumulated other comprehensive income	36	54

Total stockholders’ equity	23,709	22,867

Total liabilities and stockholders’ equity	$229,290	210,358

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans	$2,033	1,693	3,980	3,335
Securities	243	228	465	448
Other	8	19	21	44

Total interest income	2,284	1,940	4,466	3,827

Interest expense:
Deposits	166	156	328	314
Other borrowings	8	8	14	22

Total interest expense	174	164	342	336

Net interest income	2,110	1,776	4,124	3,491
Provision for loan losses	191	562	209	591

Net interest income after provision for loan losses	1,919	1,214	3,915	2,900

Noninterest income:
Service charges and fees on deposit accounts	39	34	73	75
Mortgage banking revenue	150	82	211	128
Income from bank-owned life insurance	13	10	25	26
Gain on sale of securities available for sale	0	0	42	0
Other income	45	46	85	75

Total noninterest income	247	172	436	304

Noninterest expenses:
Salaries and employee benefits	804	813	1,612	1,625
Occupancy and equipment	279	218	562	421
Professional fees	161	175	237	261
Marketing	96	78	209	95
FDIC Assessment	29	33	55	60
Other	215	236	401	522

Total noninterest expenses	1,584	1,553	3,076	2,984

Earnings (loss) before income taxes	582	(167)	1,275	220
Income taxes (benefit)	206	(76)	450	55

Net earnings (loss)	$376	(91)	825	165

Basic earnings (loss) per share	$0.19	(0.05)	0.42	0.10

Diluted earnings (loss) per share	$0.19	(0.05)	0.42	0.10

Cash dividends per common share	$0	0	0	0

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings (loss)	$376	(91)	825	165

Other comprehensive income:
Change in unrealized gain on securities:
Unrealized (loss) gain arising during the period	(376)	397	12	641
Reclassification adjustment for realized gains	0	0	(42)	0

Net change in unrealized (loss) gain	(376)	397	(30)	641
Deferred income taxes on above change	(139)	147	12	238

Total other comprehensive (loss) income	(237)	250	(18)	403

Comprehensive income	$139	159	807	568

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Compre- hensive (Loss)	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2013	1,498,937	$15	14,929	1,732	(315)	16,361
Net earnings for the six months ended June 30, 2014 (unaudited)	0	0	0	165	0	165
Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	0	0	0	0	403	403
Common stock issued as compensation to directors (unaudited)	1,142	0	13	0	0	13
Sale of common stock (unaudited)	285,432	3	3,281	0	0	3,284
Stock-based compensation (unaudited)	0	0	0	0	0	0

Balance at June 30, 2014 (unaudited)	1,785,511	$18	18,223	1,897	88	20,226

Balance at December 31, 2014	1,941,617	$19	20,056	2,738	54	22,867
Net earnings for the six months ended June 30, 2015 (unaudited)	0	0	0	825	0	825
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	(18)	(18)
Stock options exercised (unaudited)	1,400	0	14	0	0	14
Common stock issued as compensation to directors (unaudited)	1,674	0	20	0	0	20
Stock-based compensation (unaudited)	0	0	1	0	0	1

Balance at June 30, 2015 (unaudited)	1,944,691	$19	20,091	3,563	36	23,709

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$825	165
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	212	194
Provision for loan losses	209	591
Net amortization of deferred loan fees	(247)	(20)
Deferred income taxes	(26)	(83)
Gain on sale of securities available for sale	(42)	0
Amortization of premiums and discounts on securities available for sale	215	231
Gain on sale of loans held for sale	(202)	(110)
Proceeds from the sale of loans held for sale	12,594	1,962
Loans originated as held for sale	(12,681)	(3,704)
Stock issued as compensation	20	13
Stock-based compensation expense	1	0
Income from bank-owned life insurance	(25)	(26)
Net increase in accrued interest receivable	(12)	(54)
Net decrease in other assets and capitalized offering costs	41	45
Net increase in other liabilities and official checks	507	442

Net cash provided by (used in) operating activities	1,389	(354)

Cash flows from investing activities:
Loan originations, net of principal repayments	(19,668)	(10,888)
Purchase of securities available for sale	(4,951)	(3,720)
Principal repayments of securities available for sale	4,178	4,102
Proceeds from sale of securities available for sale	2,057	0
Maturities and calls of securities available for sale	0	1,000
(Purchase) redemption of Federal Home Loan Bank stock	(216)	18
Purchase of premises and equipment	(276)	(115)

Net cash used in investing activities	(18,876)	(9,603)

Cash flows from financing activities:
Net increase in deposits	15,282	(1,525)
Decrease in other borrowings	(2,699)	(2,978)
Increase in Federal Home Loan Bank advances	5,000	0
Proceeds from stock options exercised	14	0
Net proceeds from sale of common stock	0	3,284

Net cash provided by (used in) financing activities	17,597	(1,219)

Net increase (decrease) in cash and cash equivalents	110	(11,176)
Cash and cash equivalents at beginning of period	7,555	34,166

Cash and cash equivalents at end of period	$7,665	22,990

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$339	336

Income taxes	$525	235

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on sale of securities available for sale, net of taxes	$(18)	403

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2015, and the results of operations for the three and six month periods ended June 30, 2015 and 2014. The results of operations for the three months ended June 30, 2015 and the six months ended June 30, 2015, respectively, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income. Accounting principles generally accepted in the United States of America (“GAAP”) generally require that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income is the net change in the unrealized gains (losses) on the securities available for sale.

Share-Based Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes share-based compensation in the statements of earnings as the options vest.

Mortgage Banking Revenue. Mortgage banking revenue includes gains on the sale of mortgage loans originated for sale and wholesale brokerage fees. The Company recognizes mortgage banking revenue from mortgage loans originated in the consolidated statements of earnings upon sale of the loans.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2015:
U.S. Government agency securities	$8,637	30	(35)	8,632
Municipal securities	8,392	54	(74)	8,372
Mortgage-backed securities	23,824	175	(93)	23,906

Total	$40,853	259	(202)	40,910

At December 31, 2014:
U.S. Government agency securities	6,943	19	(99)	6,863
Municipal securities	9,497	113	(79)	9,531
Mortgage-backed securities	25,870	228	(95)	26,003

Total	$42,310	360	(273)	42,397

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At June 30, 2015:
Securities Available for Sale:
U.S. Government agency securities	$(6)	1,971	(29)	4,729
Municipal securities	(36)	1,242	(38)	3,695
Mortgage-backed securities	(28)	3,345	(65)	10,310

Total	$(70)	6,558	(132)	18,734

At December 31, 2014:
Securities Available for Sale:
U.S. Government agency securities	$0	0	(99)	5,945
Municipal securities	(2)	269	(77)	3,026
Mortgage-backed securities	(47)	8,250	(48)	1,705

Total	$(49)	8,519	(224)	10,676

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at June 30, 2015 on twenty-one securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2015:
U.S. Government agency securities	$8,632	0	8,632	0
Municipal securities	8,372	0	8,372	0
Mortgage-backed securities	23,906	0	23,906	0

Total	40,910	0	40,910	0

At December 31, 2014:
U.S. Government agency securities	6,863	0	6,863	0
Municipal securities	9,531	0	9,531	0
Mortgage-backed securities	26,003	0	26,003	0

Total	$42,397	0	42,397	0

During the three months ended June 30, 2015 and 2014, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At June 30, 2015:
Due in one to five years	$1,719	1,717
Due five to ten years	9,863	9,826
Due after ten years	5,447	5,461
Mortgage-backed securities	23,824	23,906

Total	$40,853	40,910

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

The segments and classes of loans are as follows (in thousands):

	At June 30, 2015	At December 31, 2014
Real estate mortgage loans:
Commercial	$56,240	52,661
Residential and home equity	63,038	51,858
Construction	16,039	15,876

Total real estate mortgage loans	135,317	120,395
Commercial loans	35,224	30,755
Consumer and other loans	3,154	2,877

Total loans	173,695	154,027
Add (deduct):
Net deferred loan costs	187	(60)
Allowance for loan losses	(2,307)	(2,098)

Loans, net	$171,575	151,869

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans				Consumer
	Commercial	Residential and Home Equity	Construction	Commercial Loans	and Other Loans	Total
Three-Month Period Ended June 30, 2015:
Beginning balance	$630	622	277	537	50	2,116
Provision (credit) for loan losses	76	175	(40)	(18)	(2)	191
Net (charge-offs) recoveries	0	0	0	0	0	0

Ending balance	$706	797	237	519	48	2,307

Three-Month Period Ended June 30, 2014:
Beginning balance	$617	575	160	401	22	1,775
Provision (credit) for loan losses	432	(52)	114	69	(1)	562
Net recoveries	0	0	0	8	0	8

Ending balance	$1,049	523	274	478	21	2,345

Six-Month Period Ended June 30, 2015:
Beginning balance	$641	594	263	562	38	2,098
Provision for loan losses	65	203	(26)	(43)	10	209
Net (charge-offs) recoveries	0	0	0	0	0	0

Ending balance	$706	797	237	519	48	2,307

Six-Month Period Ended June 30, 2014:
Beginning balance	$604	545	175	387	23	1,734
Provision (credit) for loan losses	445	(22)	99	71	(2)	591
Net recoveries	0	0	0	20	0	20

Ending balance	$1,049	523	274	478	21	2,345

At June 30, 2015:
Individually evaluated for impairment:
Recorded investment	$0	0	0	168	7	175

Balance in allowance for loan losses	$0	0	0	49	5	54

Collectively evaluated for impairment:
Recorded investment	$56,240	63,038	16,039	35,056	3,147	173,520

Balance in allowance for loan losses	$706	797	237	470	43	2,253

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$0	0	0	229	8	237

Balance in allowance for loan losses	$0	0	0	92	6	98

Collectively evaluated for impairment:
Recorded investment	$52,661	51,858	15,876	30,526	2,869	153,790

Balance in allowance for loan losses	$641	594	263	470	32	2,000

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that are typically owner-occupied, but also includes non-owner occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. The maturity for this type of loan is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over a market index rate. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Bank typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flows and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

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

The following summarizes the loan credit quality (in thousands):

	Pass	Special Mentioned	Substandard	Doubtful	Loss	Total
At June 30, 2015:
Real estate mortgage loans:
Commercial	$51,443	2,829	1,968	0	0	56,240
Residential and home equity	58,927	2,716	1,395	0	0	63,038
Construction	15,861	178	0	0	0	16,039
Commercial loans	34,508	548	168	0	0	35,224
Consumer and other loans	3,144	0	10	0	0	3,154

Total	$163,883	6,271	3,541	0	0	173,695

At December 31, 2014:
Real estate mortgage loans:
Commercial	50,654	0	2,007	0	0	52,661
Residential and home equity	47,357	3,065	1,436	0	0	51,858
Construction	15,714	154	8	0	0	15,876
Commercial loans	30,006	520	229	0	0	30,755
Consumer and other loans	2,801	68	8	0	0	2,877

Total	$146,532	3,807	3,688	0	0	154,027

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

At June 30, 2015, there were no loans over thirty days past due, no loans past due ninety days or more but still accruing and three loans on nonaccrual. Age analysis of past due loans at June 30, 2015 and December 31, 2014 is as follows (in thousands):

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2015:
Real estate mortgage loans:
Commercial	$0	0	0	0	56,240	0	56,240
Residential and home equity	0	0	0	0	63,038	0	63,038
Construction	0	0	0	0	16,039	0	16,039
Commercial loans	0	0	0	0	35,056	168	35,224
Consumer and other loans	0	0	0	0	3,154	0	3,154

Total	$0	0	0	0	173,527	168	173,695

At December 31, 2014:
Real estate mortgage loans:
Commercial	0	0	0	0	52,661	0	52,661
Residential and home equity	0	0	0	0	51,858	0	51,858
Construction	0	0	0	0	15,876	0	15,876
Commercial loans	18	0	0	18	30,566	171	30,755
Consumer and other loans	0	0	0	0	2,877	0	2,877

Total	$18	0	0	18	153,838	171	154,027

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At June 30, 2015:
Commercial loans	0	0	168	168	49	168	168	49
Consumer & other loans	0	0	7	7	5	7	7	5

Total	$0	0	175	175	54	175	175	54

At December 31, 2014:
Commercial loans	0	0	229	229	92	229	229	92
Consumer & other loans	0	0	8	8	6	8	8	6

Total	$0	0	237	237	98	237	237	98

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Commercial real estate	$0	0	0	1,403	0	0
Residential and home equity	0	0	0	36	1	1
Commercial loans	216	3	2	213	2	3
Consumer & Other	7	0	0	0	0	0

Total	$223	3	2	1,652	3	4

	Six Months Ended June 30,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Commercial real estate	$0	0	0	775	0	0
Residential and home equity	0	0	0	36	1	1
Commercial loans	222	7	8	216	6	7
Consumer & Other	7	0	0	0	0	0

Total	$229	7	8	1,027	7	8

There were no loans measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014.

(4)	Regulatory Capital

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company’s assets reach $1 billion, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead, a bank holding company with less than $1 billion in assets generally applies the risk-based capital and leverage capital guidelines on a bank-only basis and must only meet a debt-to-equity ratio at the holding company level. The FDIC risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital, Continued

A particular asset is assigned to a risk category depending upon its severity of risk. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights (from 0% to 150%) are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The assignment of risk weightings to certain assets are also subject to qualitative judgments by our regulators.

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

The following is a summary at June 30, 2015 of the regulatory capital requirements to be considered “well-capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2015:
Tier 1 Leverage
Capital Ratio	$22,478	10.04%	$8,959	4.00%	11,199	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	$22,478	13.10	7,721	4.50	11,152	6.50
Tier 1 Risk-Based
Capital Ratio	$22,478	13.10	10,294	6.00	13,726	8.00
Total Risk-Based
Capital Ratio	$24,624	14.35	13,726	8.00	17,157	10.00

At June 30, 2015, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings (Loss) Per Share

Earnings (loss) per share, (“EPS”) has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended June 30, 2015 and the six months ended June 30, 2015 and 2014, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. For the three months ended June 30, 2014, the outstanding stock options were not considered to be dilutive securities due to the net loss incurred by the company (dollars in thousands, except per share amounts):

	2015			2014
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings (loss)	$376	1,944,355	$0.19	$(91)	1,692,105	$(0.05)
Effect of dilutive securities-
Incremental shares from assumed conversion of options		4,085			0

Diluted EPS:
Net earnings (loss)	$376	1,948,440	$0.19	$(91)	1,692,105	$(0.05)

Six Months Ended June 30:
Basic EPS:
Net earnings (loss)	$825	1,943,788	$0.42	$165	1,613,921	$0.10
Effect of dilutive securities-
Incremental shares from assumed conversion of options		8,125			10,297

Diluted EPS:
Net earnings (loss)	$825	1,951,913	$0.42	$165	1,624,218	$0.10

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation

The 2015 Stock Incentive Compensation Plan was approved by the Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grant its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under this Plan, the amount of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of June 30, 2015, no stock options, stock appreciation rights, performance shares, or phantom stock shares have been issued under this Plan. No further grants will be made under the 2007 Stock Option Plan. Unexercised stock options that were granted under the 2007 Stock Option Plan will remain outstanding and will expire under the terms of the individual stock grant.

A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	134,000	$10.01

Outstanding at June 30, 2014	134,000	$10.01

Outstanding at December 31, 2014	108,400	$10.01
Options granted	15,000	$12.50
Options exercised	(1,400)	$10.00

Outstanding at June 30, 2015	122,000	$10.29	3.8 years

Exercisable at June 30, 2015	104,900	$10.01	3.6 years	$261,201

At June 30, 2015, there was $15,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The fair value of the options granted is expected to be recognized over a weighted-average period of 11 months. The fair value of shares vested and recognized as compensation expense was $1,000 and $0 for the six months ended June 30, 2015 and 2014, respectively.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued

The fair value of each option granted during the three and six months ended June 30, 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2015
Weighted-average risk-free interest rate	0.89%
Expected dividend yield	—
Expected stock volatility	8.13%
Expected life in years	3
Per share fair value of options issued during the year	$0.87

(7)	Federal Home Loan Bank Advances

FHLB advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $33.1 million at June 30, 2015. At June 30, 2015, there was one advance from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $5.0 million, maturing November 30, 2015, with an interest rate of 0.30%. This advance reduced the Company’s borrowing capacity under FHLB to $28.1 million at June 30, 2015. There were no outstanding FHLB advances at December 31, 2014.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2015			At December 31, 2014
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$7,665	7,665	1	7,555	7,555	1
Securities available for sale	40,910	40,910	2	42,397	42,397	2
Loans held for sale	2,160	2,170	3	1,871	1,923	3
Loans, net	171,575	169,939	3	151,869	148,588	3
Federal Home Loan Bank stock	402	402	3	186	186	3
Accrued interest receivable	636	636	3	624	624	3

Financial liabilities:
Deposits	199,253	199,335	3	183,971	184,057	3
Federal Home Loan Bank advance	5,000	5,000	3	0	0	3
Other borrowings	0	0	3	2,699	2,699	3
Off-balance sheet financial items	0	0	3	0	0	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

(9)	Off-Balance Sheet Financial Instruments

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, continued

Commitments to extend credit and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis.

The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those letters of credit totaled $635,000 at June 30, 2015.

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third party credit card company, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on certain accounts plus 10%.

The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below. Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2015 are as follows (in thousands):

Commitments to extend credit	$4,381

Construction loans in process	$6,918

Unused lines of credit	$29,477

Standby letters of credit	$1,049

Guaranteed accounts	$110

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Purchase Commitment

During July, 2015, the Bank purchased three acres of land in Wakulla County, Florida from a related party for $290,000 for the purpose of building a branch office. The Bank intends to lease a modular unit for approximately 18 months at an estimated cost of $70,000. Construction plans for a permanent branch building have not yet been completed.

(11)	Reclassification

Certain interest income sources were reclassified from securities income to other income for the quarter ended June 30, 2014 to conform to June 30, 2015 presentation. Also, certain noninterest income sources were reclassified from gain on sale of loans and other income to mortgage banking revenue and certain noninterest expenses were reclassified from advertising and other noninterest expense to occupancy and equipment, marketing, and FDIC assessment for the quarter ended June 30, 2014 to conform to June 30, 2015 presentation. The reclassification of income and expenses had no effect on net earnings (loss).

(12)	Listing of Stock

The Company has been approved for listing on the OTCQX venue of OTC Markets under the symbol PMHG. We expect to begin trading sometime during the third quarter of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2014. Results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months Ended June 30, 2015	Year Ended December 31, 2014	Six Months Ended June 30, 2014
Average equity as a percentage of average assets	10.68%	9.19%	8.76%
Equity to total assets at end of period	10.34%	10.87%	9.81%
Return on average assets(1)	0.75%	0.48%	0.15%
Return on average equity(1)	7.05%	5.21%	1.77%
Noninterest expense to average assets(1)	2.81%	2.81%	2.80%
Nonperforming loans to total loans at end of period	0.10%	0.11%	1.05%

(1)	Annualized for the six months ended June 30, 2015 and June 30, 2014.

FINANCIAL CONDITION

Average assets totaled $223.9 million for the three months ended June 30, 2015, an increase of $14.9 million, or 7.2%, over the three months ended June 30, 2014. For the six months ended June 30, 2015, average assets totaled $219.1 million, compared to $212.4 million over the same period in 2014, a $6.7 million, or 3.2% increase. In both time period comparisons, the increase in 2015 can be attributed to higher average loan balances, partially offset by lower average balances of securities and other interest-earning assets. The decline in other interest-earning assets is due primarily to an anticipated, but large, decrease in average noninterest bearing deposits which impacted our investment in other interest-earning assets.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans,

construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans. Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of June 30, 2015 and December 31, 2014, approximately 77.9% and 78.2%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages.

Although we originated $30.1 million in new loans during the first six months of 2015, we also experienced loan payoffs of just over $12.5 million during that same period. As a result of this and the fluctuating balances of our Lines of Credit, net loans, excluding loans held for sale, grew to $171.6 million at June 30, 2015, a $19.7 million, or 13%, increase from December 31, 2014. As of June 30, 2015, the Bank’s net loan portfolio represented 74.8% of total assets, compared to 72.2% of total assets at December 31, 2014.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Four loans totaling $175,000 were deemed to be impaired under the Bank’s policy at June 30, 2015, compared to five loans totaling $237,000 at December 31, 2014. During the six months ended June 30, 2015, the Bank reported a loan loss provision of $209,000 and there were no charge-offs or recoveries taken during this period.

Deposits. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Total deposits at June 30, 2015 were $199.3 million, an increase of $15.3 million, or 8.3%, from December 31, 2014. The majority of deposit growth occurred in interest-bearing accounts. Although the first and second quarter growth in deposits came mostly from interest-bearing accounts, the Bank’s senior management team recognizes the importance of growing core noninterest-bearing accounts and believes strong relationship-building efforts will lead to more growth in this area. The average balance of noninterest-bearing deposits accounted for 23.2% of the average balance of total deposits for the six months ended June 30, 2015, compared to 30.6% for the six months ended June 30, 2014. This noticeable change in deposit mix has resulted primarily from the shrinkage of one noninterest-bearing account that was connected to a 2014 political election.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of June 30, 2015, to borrow up to $33.1 million. There was a $5 million advance outstanding at June 30, 2015, leaving available credit of $28.1 million. At December 31, 2014, we had a repurchase agreement with a client that required the Company to pledge securities as collateral for borrowing under the agreement. At

December 31, 2014, the outstanding balance of such borrowings totaled $2.7 million and the Company pledged securities with a market value of $3.6 million as collateral for the agreement. In June 2015, the repurchase agreement was terminated and the funds were moved to deposits.

Capital Adequacy. Stockholder’s equity was $23.7 million at June 30, 2015, compared to $22.9 million at December 31, 2014. As of June 30, 2015, no dividends on shares of our common stock had been declared or paid. On December 11, 2013, PMHC commenced a public offering of up to 1,200,000 shares of its common stock for $12.50 per share in order to raise additional capital. This concluded on December 31, 2014. The Company sold 425,619 shares of common stock and raised $4.96 million, net of expenses.

At June 30, 2015, the Bank was considered to be “well capitalized” with a 10.04% Tier 1 Leverage Capital Ratio, a 13.10% Common Equity Tier 1 Risk-Based Capital Ratio, a 13.10% Tier 1 Risk-Based Capital Ratio, and a 14.35% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.” The Holding Company currently has no specific capital requirements.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2015:
Tier 1 Leverage
Capital Ratio	$22,478	10.04%	$8,959	4.00%	11,199	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	$22,478	13.10	7,721	4.50	11,152	6.50
Tier 1 Risk-Based
Capital Ratio	$22,478	13.10	10,294	6.00	13,726	8.00
Total Risk-Based
Capital Ratio	$24,624	14.35	13,726	8.00	17,157	10.00

As of December 31, 2014:
Tier 1 Capital to Average Assets	19,589	9.52	8,227	4.00	10,284	5.00
Tier 1 Capital to Risk-Weighted Assets	19,589	12.84	6,102	4.00	9,154	6.00
Total Capital to Risk-Weighted Assets	21,498	14.09	12,206	8.00	15,257	10.00

Effective January 1, 2015, smaller banks, such as the Bank, became subject to the following new capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	<6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	<4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

As shown in the following two tables, the decrease in yields on loans, excluding mortgage loans held for sale, was offset by a 26.3% increase in average loan balances for the three month period and a 25.6% increase in average loan balances for the six-month period, which resulted in loans constituting a higher overall percentage of total interest-earning assets. This combined with higher yields on securities and other interest-earning assets led to a higher overall yield on total interest-earning assets. A higher yield on interest-earning assets in conjunction with lower rates on interest-bearing liabilities have resulted in a higher interest-rate spread and net interest margin for the three months and six months ended June 30, 2015.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$164,939	$2,014	4.88%	$130,596	$1,684	5.16%
Mortgage loans held for sale	1,353	19	5.62	519	9	6.94
Securities	41,825	243	2.32	42,520	228	2.14
Other (2)	7,896	8	0.41	26,538	19	0.29

Total interest-earning assets	216,013	2,284	4.23	200,173	1,940	3.88

Noninterest-earning assets	7,896			8,795

Total assets	$223,909			$208,968

Interest-bearing liabilities:
Savings, NOW and money-market deposits	126,319	135	0.43	117,535	135	0.46
Time deposits <$100,000	3,869	4	0.41	3,607	4	0.44
Time deposits >$100,000	19,264	27	0.56	10,456	17	0.65

Deposits	149,452	166	0.44	131,598	156	0.47
Other borrowings	4,157	8	0.77	3,270	8	0.98

Total interest-bearing liabilities	153,609	174	0.45	134,868	164	0.49

Noninterest-bearing deposits	45,270			53,523
Noninterest-bearing liabilities	1,415			953
Stockholders’ equity	23,615			19,624

Total liabilities and stockholders’ equity	$223,909			$208,968

Net interest income		$2,110			$1,776

Interest-rate spread			3.78%			3.39%

Net interest margin (3)			3.91%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities	140.63%			148.42%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets includes Federal funds sold and Federal Home Loan Bank stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized.
(4)	Some average balances for the three months ended June 30, 2014 have been recalculated from the Form 10-Q for the quarterly period ended June 30, 2014 to conform to the presentation of the three months ended June 30, 2015 in the form 10-Q for the quarterly period ended June 30, 2015.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$160,070	$3,949	4.93%	$127,451	$3,326	5.22%
Mortgage loans held for sale	1,464	31	4.23	266	9	6.77
Securities	41,709	465	2.23	42,971	448	2.09
Other (2)	7,721	21	0.54	33,309	44	0.26

Total interest-earning assets	210,964	4,466	4.23	203,997	3,827	3.75

Noninterest-earning assets	8,121			8,376

Total assets	$219,085			$212,373

Interest-bearing liabilities:
Savings, NOW and money-market deposits	124,532	265	0.43	116,876	270	0.46
Time deposits <$100,000	3,764	8	0.43	3,640	9	0.49
Time deposits >$100,000	18,401	55	0.60	10,590	35	0.66

Deposits	146,697	328	0.45	131,106	314	0.48
Other borrowings	3,411	14	0.82	4,497	22	0.98

Total interest-bearing liabilities	150,108	342	0.46	135,603	336	0.50

Noninterest-bearing deposits	44,274			57,718
Noninterest-bearing liabilities	1,297			836
Stockholders’ equity	23,406			18,216

Total liabilities and stockholders’ equity	$219,085			$212,373

Net interest income		$4,124			$3,491

Interest-rate spread			3.78%			3.25%

Net interest margin (3)			3.91%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	140.54%			150.44%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets includes Federal funds sold and Federal Home Loan Bank stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized.
(4)	Some average balances for the six months ended June 30, 2014 have been recalculated from the Form 10-Q for the quarterly period ended June 30, 2014 to conform to the presentation of the six months ended June 30, 2015 in the Form 10-Q for the quarterly period ended June 30, 2015.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

Net Income. For the three months ended June 30, 2015, the Company reported net earnings of $376,000, or $0.19 per basic and diluted share, compared to a net loss of $91,000, or ($0.05) per basic and diluted share, for the three months ended June 30, 2014.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $2.1 million for the three months ended June 30, 2015, compared to $1.8 million for the three months ended June 30, 2014.

Interest Income. Interest income increased to $2.3 million for the three months ended June 30, 2015, a $344,000 or 17.7%, increase over the three months ended June 30, 2014. The increase was driven by an increase in average loans from $130.6 million for the quarter ended June 30, 2014 to $164.9 million for the quarter ended June 30, 2015.

Interest Expense. Interest expense was $174,000 for the three months ended June 30, 2015, compared to $164,000 for the three months ended June 30, 2014. Despite lower rates paid on deposits, a shift in the deposit mix towards interest-bearing deposits resulted in the increase. The average balance of noninterest-bearing deposits to the average balance of total deposits decreased from 28.9% for the three months ended June 30, 2014 to 23.2% for the three months ended June 30, 2015.

The Bank’s net interest margin increased 36 basis points from 3.55% for the three months ended June 30, 2014, to 3.91% for the same period in 2015 due mostly to higher average loan balances.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended June 30, 2015 was $191,000, compared to $562,000 for the three months ended June 30, 2014. The significant decrease in the provision quarter over quarter can be attributed to one nonaccruing commercial real estate loan that was reported in 2014. Management believes that the allowance for loan losses, which was $2.3 million or 1.33% of total loans, at June 30, 2015, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance and gain on sale of securities available for sale. Noninterest income for the three months ended June 30, 2015 totaled $247,000 an increase of $75,000, or 43.6%, from the three months ended June 30, 2014. The increase is primarily due to a $68,000 increase in mortgage banking revenue.

Noninterest expense. Noninterest expense increased $31,000 or 2.0%, to $1.6 million for the three months ended June 30, 2015 compared to the same period a year ago. The increase was primarily due to a $61,000 increase in occupancy and equipment expense and an $18,000 increase in marketing. Higher occupancy and equipment expense is primarily attributed to additional leased space at our Timberlane location, while the increase in marketing can be attributed to higher levels of spending on sponsorships, business development and advertising. Salaries and employee benefits show a $9,000 decrease from the three months ended June 30, 2014 to the three months ended June 30, 2015, despite growth in the number of employees. The decrease is explained by a change in our estimated standard deferred loan costs related to loan originations and renewals. The Bank’s new estimates more specifically allocate loan costs according to loan type. This resulted in a $197,000 increase in FASB 91 loan cost deferral expense for the three month period ended June 30, 2015 compared to the same period a year ago, which offset a $188,000 increase in salaries and employee benefits for the same time period.

Income Taxes. Income tax expense is based on amounts reported in the statements of operations, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $206,000 for the three months ended June 30, 2015, compared to an income tax benefit of $76,000 for the three months ended June 30, 2014. The higher provision relates to earnings before income taxes of $582,000 for the three months ended June 30, 2015 compared to a loss before income taxes of $167,000 for the three months ended June 30, 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

Net Income. For the six months ended June 30, 2015, the Company reported net earnings of $825,000, or $0.42 per basic and diluted share, compared to net earnings of $165,000, or $0.10 per basic and diluted share, for the six months ended June 30, 2014.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $4.1 million for the six months ended June 30, 2015, compared to $3.5 million for the six months ended June 30, 2014.

Interest Income. Interest income increased to $4.5 million for the six months ended June 30, 2015, a $639,000 or 16.7%, increase over the six months ended June 30, 2014. The increase was driven by an increase in average loans from $127.5 million for the six months ended June 30, 2014 to $160.1 million for the six months ended June 30, 2015.

Interest Expense. Interest expense was $342,000 for the six months ended June 30, 2015, compared to $336,000 for the six months ended June 30, 2014. Despite declining rates on deposits, a shift in the deposit mix towards interest-bearing deposits resulted in the modest increase. The average balance of noninterest-bearing deposits to the average balance of total deposits decreased from 30.6% for the six months ended June 30, 2014 to 23.2% for the six months ended June 30, 2015.

The Bank’s net interest margin increased 49 basis points from 3.42% for the six months ended June 30, 2014, to 3.91% for the same period in 2015 due mostly to higher average loan balances.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the six months ended June 30, 2015 was $209,000 compared to $591,000 for the six months ended June 30, 2014. The significant decrease in the provision can be attributed to one nonaccruing commercial real estate loan that was reported in 2014. Management believes that the allowance for loan losses, which was $2.3 million or 1.33% of total loans, at June 30, 2015, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance, and gain on sale of securities available for sale. Noninterest income for the six months ended June 30, 2015 totaled $436,000 an increase of $132,000, or 43.4%, from the six months ended June 30, 2014. The increase is primarily due to an $83,000 increase in mortgage banking revenue and a $42,000 gain on sale of securities available for sale in the first half of 2015.

Noninterest expense. Noninterest expense increased $92,000 or 3.1%, to $3.1 million for the six months ended June 30, 2015 compared to the same period a year ago. The increase was primarily due to a $141,000 increase in occupancy and equipment expense and an $114,000 increase in marketing, partially offset by a $121,000 decrease in other noninterest expense. Higher occupancy and equipment expense is primarily attributed to additional leased space at our Timberlane location, while the increase in marketing can be attributed to higher levels of spending on sponsorships, business development and advertising. Salaries and employee benefits show a $13,000 decrease from the six months ended June 30, 2014 to the six months ended June 30, 2015, despite growth in the number of employees. The decrease is explained by a change in our estimated standard deferred loan costs related to loan originations and renewals. The Bank’s new estimates more specifically allocate loan costs according to loan type. This resulted in a $338,000 increase in FASB 91 loan cost deferral expense for the six month period ended June 30, 2015 compared to the same period a year ago, which offset a $324,000 increase in salaries and employee benefits for the same time period.

Income Taxes. Income tax expense is based on amounts reported in the statements of operations, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $450,000 for the six months ended June 30, 2015, compared to income tax expense of $55,000 for the six months ended June 30, 2014. The higher provision relates to higher earnings before taxes for the quarter.

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold,

United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of June 30, 2015, was $7.9 million.

At June 30, 2015, total deposits were $199.3 million, of which $18.0 million were in certificates of deposits of $100,000 or more. Also, as a member of the FHLB, we have access to approximately $33.1 million of available lines of credit secured by qualifying collateral as of June 30, 2015, in addition to $8.7 million in unsecured lines of credit we maintain with correspondent banks. As of June 30, 2015, we had $5,000,000 outstanding in Federal Home Loan Bank advances, reducing our available line of credit with the FHLB to $28.1 million.

Off-Balance Sheet Arrangements

Refer to footnote (9) in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending June 30, 2015 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 15, 2015, the Company issued 857 shares to members of its Board of Directors in lieu of $10,386 in cash fees. On May 25, 2015, the Company issued 300 shares to directors and officers who exercised stock options and paid $3,000 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Agreement for Loan Review Services with Carr, Riggs & Ingram, LLC	Exhibit 10.6 to Registration Statement on Form S-1 filed on October 18, 2013

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Kathleen C. Jones, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on June 28, 2014

99.2	Charter of the Compensation Committee	Exhibit 99.2 to Form 10-K filed on June 28, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

August 12, 2015	By:	/s/ Sammie D. Dixon, Jr.
Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

August 12, 2015	By:	/s/ Kathleen C. Jones
Date		Kathleen C. Jones
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer