Form 10-Q
period 2015-09-30
Prime Meridian Holding Co
filed 2015-11-12
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2015: 1,947,589

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$4,972	3,757
Federal funds sold	12,635	3,611
Interest-bearing deposits	373	187

Total cash and cash equivalents	17,980	7,555
Securities available for sale	39,830	42,397
Loans held for sale	2,034	1,871
Loans, net of allowance for loan losses of $2,429 and $2,098	177,471	151,869
Federal Home Loan Bank stock	402	186
Premises and equipment, net	4,063	3,563
Deferred tax asset	446	362
Accrued interest receivable	608	624
Bank-owned life insurance	1,650	1,613
Other assets	252	318

Total assets	$244,736	210,358

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	50,314	43,148
Savings, NOW and money-market deposits	141,681	122,166
Time deposits	22,378	18,657

Total deposits	214,373	183,971
Federal Home Loan Bank advance	5,000	0
Other borrowings	0	2,699
Official checks	366	368
Other liabilities	666	453

Total liabilities	220,405	187,491

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,945,472 and 1,941,617 issued and outstanding	19	19
Additional paid-in capital	20,111	20,056
Retained earnings	3,941	2,738
Accumulated other comprehensive income	260	54

Total stockholders’ equity	24,331	22,867

Total liabilities and stockholders’ equity	$244,736	210,358

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans	$2,146	1,836	6,126	5,171
Securities	202	229	667	677
Other	10	13	31	57

Total interest income	2,358	2,078	6,824	5,905

Interest expense:
Deposits	179	155	507	468
Other borrowings	4	7	18	29

Total interest expense	183	162	525	497

Net interest income	2,175	1,916	6,299	5,408
Provision for loan losses	124	206	333	797

Net interest income after provision for loan losses	2,051	1,710	5,966	4,611

Noninterest income:
Service charges and fees on deposit accounts	37	32	110	107
Mortgage banking revenue	196	107	407	235
Income from bank-owned life insurance	12	13	37	39
Gain on sale of securities available for sale	0	18	42	18
Other income	45	37	130	112

Total noninterest income	290	207	726	511

Noninterest expenses:
Salaries and employee benefits	959	829	2,571	2,454
Occupancy and equipment	331	243	893	664
Professional fees	69	65	306	326
Marketing	95	68	304	224
FDIC Assessment	28	34	83	94
Other	268	224	669	685

Total noninterest expenses	1,750	1,463	4,826	4,447

Earnings before income taxes	591	454	1,866	675
Income taxes	213	159	663	215

Net earnings	$378	295	1,203	460

Basic earnings per share	$0.19	0.17	0.62	0.28

Diluted earnings per share	$0.19	0.17	0.61	0.27

Cash dividends per common share	$0	0	0	0

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Net earnings	$378	295	1,203	460

Other comprehensive income:
Change in unrealized gain on securities:
Unrealized gain arising during the period	355	27	368	668
Reclassification adjustment for realized gains	0	(18)	(42)	(18)

Net change in unrealized gain	355	9	326	650
Deferred income taxes on above change	(131)	(3)	(120)	(241)

Total other comprehensive income	224	6	206	409

Comprehensive income	$602	301	1,409	869

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine months Ended September 30, 2015 and 2014

(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Compre- hensive (Loss)	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2013	1,498,937	$15	14,929	1,732	(315)	16,361
Net earnings for the nine months ended September 30, 2014 (unaudited)	0	0	0	460	0	460
Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	0	0	0	0	409	409
Common stock issued as compensation to directors (unaudited)	2,012	0	23	0	0	23
Sale of common stock (unaudited)	320,456	3	3,675	0	0	3,678
Stock-based compensation (unaudited)	0	0	1	0	0	1

Balance at September 30, 2014 (unaudited)	1,821,405	$18	18,628	2,192	94	20,932

Balance at December 31, 2014	1,941,617	$19	20,056	2,738	54	22,867
Net earnings for the nine months ended September 30, 2015 (unaudited)	0	0	0	1,203	0	1,203
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	206	206
Stock options exercised (unaudited)	1,400	0	14	0	0	14
Common stock issued as compensation to directors (unaudited)	2,455	0	29	0	0	29
Stock-based compensation (unaudited)	0	0	12	0	0	12

Balance at September 30, 2015 (unaudited)	1,945,472	$19	20,111	3,941	260	24,331

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$1,203	460
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	324	297
Provision for loan losses	333	797
Net amortization of deferred loan fees	(298)	(7)
Deferred income taxes	(204)	(89)
Gain on sale of securities available for sale	(42)	(18)
Amortization of premiums and discounts on securities available for sale	326	349
Gain on sale of loans held for sale	(379)	(207)
Proceeds from the sale of loans held for sale	23,169	10,565
Loans originated as held for sale	(22,953)	(12,179)
Stock issued as compensation	29	23
Stock-based compensation expense	12	1
Income from bank-owned life insurance	(37)	(39)
Net decrease (increase) in accrued interest receivable	16	(55)
Net decrease in other assets	66	62
Net increase in other liabilities and official checks	211	540

Net cash provided by operating activities	1,776	500

Cash flows from investing activities:
Loan originations, net of principal repayments	(25,637)	(24,178)
Purchase of securities available for sale	(7,473)	(8,628)
Principal repayments of securities available for sale	8,007	6,087
Proceeds from sale of securities available for sale	2,075	1,748
Maturities and calls of securities available for sale	0	1,945
(Purchase) redemption of Federal Home Loan Bank stock	(216)	18
Purchase of premises and equipment	(824)	(170)

Net cash used in investing activities	(24,068)	(23,178)

Cash flows from financing activities:
Net increase (decrease) in deposits	30,402	(4,092)
Decrease in other borrowings	(2,699)	(3,027)
Increase in Federal Home Loan Bank advances	5,000	0
Proceeds from stock options exercised	14	0
Net proceeds from sale of common stock	0	3,678

Net cash provided by (used in) financing activities	32,717	(3,441)

Net increase (decrease) in cash and cash equivalents	10,425	(26,119)
Cash and cash equivalents at beginning of period	7,555	34,166

Cash and cash equivalents at end of period	$17,980	8,047

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$516	498

Income taxes	$844	361

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on sale of securities available for sale, net of taxes	$206	409

Transfer of loans to other real estate owned	0	872

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

Prime Meridian Holding Company (the “Holding Company”) owns 100% of the outstanding common stock of Prime Meridian Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a Florida state-chartered commercial bank. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate clients through its three banking offices located in Tallahassee and Crawfordville, Florida and through its online banking platform.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2015, and the results of operations for the three and nine-month periods ended September 30, 2015 and 2014. The results of operations for the three months ended September 30, 2015 and the nine months ended September 30, 2015, respectively, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income. Accounting principles generally accepted in the United States of America (“GAAP”) generally require that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income is the net change in the unrealized gains on the securities available for sale.

Share-Based Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes share-based compensation in earnings as the options vest.

Mortgage Banking Revenue. Mortgage banking revenue includes gains on the sale of mortgage loans originated for sale and wholesale brokerage fees. The Company recognizes mortgage banking revenue from mortgage loans originated in earnings upon sale of the loans.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2015:
U.S. Government agency securities	$9,809	133	0	9,942
Municipal securities	8,333	109	(22)	8,420
Mortgage-backed securities	21,275	239	(46)	21,468

Total	$39,417	481	(68)	39,830

At December 31, 2014:
U.S. Government agency securities	6,943	19	(99)	6,863
Municipal securities	9,497	113	(79)	9,531
Mortgage-backed securities	25,870	228	(95)	26,003

Total	$42,310	360	(273)	42,397

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At September 30, 2015:
Municipal securities	$(4)	2,045	(18)	1,253
Mortgage-backed securities	(5)	832	(41)	2,207

Total	$(9)	2,877	(59)	3,460

At December 31, 2014:
U.S. Government agency securities	$0	0	(99)	5,945
Municipal securities	(2)	269	(77)	3,026
Mortgage-backed securities	(47)	8,250	(48)	1,705

Total	$(49)	8,519	(224)	10,676

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at September 30, 2015 on twelve securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015:
U.S. Government agency securities	$9,942	0	9,942	0
Municipal securities	8,420	0	8,420	0
Mortgage-backed securities	21,468	0	21,468	0

Total	39,830	0	39,830	0

At December 31, 2014:
U.S. Government agency securities	6,863	0	6,863	0
Municipal securities	9,531	0	9,531	0
Mortgage-backed securities	26,003	0	26,003	0

Total	$42,397	0	42,397	0

During the three and nine months ended September 30, 2015 and 2014, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows (in thousands):

	Amortized	Fair
	Cost	Value
At September 30, 2015:
Due in less than one year	$2,179	$2,183
Due in one to five years	7,771	7,828
Due in five to ten years	8,192	8,351
Mortgage-backed securities	21,275	21,468

Total	$39,417	39,830

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

The segments and classes of loans are as follows (in thousands):

	At September 30,	At December 31,
	2015	2014
Real estate mortgage loans:
Commercial	$56,472	52,661
Residential and home equity	66,835	51,858
Construction	17,625	15,876

Total real estate mortgage loans	140,932	120,395
Commercial loans	35,883	30,755
Consumer and other loans	2,848	2,877

Total loans	179,663	154,027
Add (deduct):
Net deferred loan costs (fees)	237	(60)
Allowance for loan losses	(2,429)	(2,098)

Loans, net	$177,471	151,869

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans				Consumer and Other
		Residential and Home		Commercial
	Commercial	Equity	Construction	Loans	Loans	Total
Three-Month Period Ended September 30, 2015:
Beginning balance	$706	797	237	519	48	2,307
Provision (credit) for loan losses	(3)	47	20	70	(10)	124
Net (charge-offs)	0	0	0	0	(2)	(2)

Ending balance	$703	844	257	589	36	2,429

Three-Month Period Ended September 30, 2014:
Beginning balance	$1,049	523	274	478	21	2,345
Provision (credit) for loan losses	152	134	(26)	(66)	12	206
Net (charge-offs) recoveries	(531)	0	0	10	(2)	(523)

Ending balance	$670	657	248	422	31	2,028

Nine-Month Period Ended September 30, 2015:
Beginning balance	$641	594	263	562	38	2,098
Provision (credit) for loan losses	62	250	(6)	27	0	333
Net (charge-offs)	0	0	0	0	(2)	(2)

Ending balance	$703	844	257	589	36	2,429

Nine-Month Period Ended September 30, 2014:
Beginning balance	$604	545	175	387	23	1,734
Provision for loan losses	598	112	73	4	10	797
Net (charge-offs) recoveries	(532)	0	0	31	(2)	(503)

Ending balance	$670	657	248	422	31	2,028

At September 30, 2015:
Individually evaluated for impairment:
Recorded investment	$0	0	0	199	0	199

Balance in allowance for loan losses	$0	0	0	105	0	105

Collectively evaluated for impairment:
Recorded investment	$56,472	66,835	17,625	35,684	2,848	179,464

Balance in allowance for loan losses	$703	844	257	484	36	2,324

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$0	0	0	229	8	237

Balance in allowance for loan losses	$0	0	0	92	6	98

Collectively evaluated for impairment:
Recorded investment	$52,661	51,858	15,876	30,526	2,869	153,790

Balance in allowance for loan losses	$641	594	263	470	32	2,000

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The Company has divided the loan portfolio into three portfolio segments and five portfolio classes, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten based upon standards set forth in the policies approved by the Company’s Board of Directors. The Company identifies the portfolio segments and classes as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are typically divided into three classes: commercial, residential and home equity and construction loans.

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that are typically owner-occupied, but also includes non-owner occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. The maturity for this type of loan is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over a market index rate. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Company typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower and the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flows and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

Residential and Home Equity. The Company offers first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans includes both owner-occupied residences and non-owner-occupied investment properties. The owner-occupied primary residence loans generally present lower levels of risk than commercial real estate loans, however, risks still do exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. The non-owner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the Borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year or 5-year adjustable rate mortgages; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Construction. Typically, these loans have a term of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans convert to a term loan with a maturity of one to five years. This portion of our loan portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and residential developments. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed policies of the Company. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to finance the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends since the initial funding of the loan.

Commercial Loans. The Company offers a wide range of commercial loans, including business term loans, equipment financing, and lines of credit to small and midsized businesses. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral. Valuation of business collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required.

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

The following summarizes the loan credit quality (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
At September 30, 2015:
Real estate mortgage loans:
Commercial	$51,721	2,800	1,951	0	0	56,472
Residential and home equity	62,384	1,228	3,223	0	0	66,835
Construction	17,312	87	226	0	0	17,625
Commercial loans	35,155	508	220	0	0	35,883
Consumer and other loans	2,807	32	9	0	0	2,848

Total	$169,379	4,655	5,629	0	0	179,663

At December 31, 2014:
Real estate mortgage loans:
Commercial	50,654	0	2,007	0	0	52,661
Residential and home equity	47,357	3,065	1,436	0	0	51,858
Construction	15,714	154	8	0	0	15,876
Commercial loans	30,006	520	229	0	0	30,755
Consumer and other loans	2,801	68	8	0	0	2,877

Total	$146,532	3,807	3,688	0	0	154,027

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

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

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the creditworthiness of the borrower; or (c) the client contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged-off. The Company uses the following definitions for risk ratings:

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

At September 30, 2015, there were no loans past due thirty days or more but still accruing and three loans on nonaccrual. Age analysis of past due loans is as follows (in thousands):

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2015:
Real estate mortgage loans:
Commercial	$0	0	0	0	56,472	0	56,472
Residential and home equity	0	0	0	0	66,835	0	66,835
Construction	0	0	0	0	17,625	0	17,625
Commercial loans	0	0	0	0	35,684	199	35,883
Consumer and other loans	0	0	0	0	2,848	0	2,848

Total	$0	0	0	0	179,464	199	179,663

At December 31, 2014:
Real estate mortgage loans:
Commercial	0	0	0	0	52,661	0	52,661
Residential and home equity	0	0	0	0	51,858	0	51,858
Construction	0	0	0	0	15,876	0	15,876
Commercial loans	18	0	0	18	30,566	171	30,755
Consumer and other loans	0	0	0	0	2,877	0	2,877

Total	$18	0	0	18	153,838	171	154,027

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At September 30, 2015:
Commercial loans	0	0	199	199	105	199	199	105

Total	$0	0	199	199	105	199	199	105

At December 31, 2014:
Commercial loans	0	0	229	229	92	229	229	92
Consumer & other loans	0	0	8	8	6	8	8	6

Total	$0	0	237	237	98	237	237	98

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Commercial real estate	$0	0	0	1,403	0	0
Residential and home equity	0	0	0	35	1	1
Commercial loans	226	1	1	211	3	3
Consumer & Other	7	0	0	0	0	0

Total	$233	1	1	1,649	4	4

	Nine months Ended September 30,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Commercial real estate	$0	0	0	987	0	0
Residential and home equity	0	0	0	35	2	2
Commercial loans	273	10	9	215	9	10
Consumer & Other	7	0	0	0	0	0

Total	$280	10	9	1,237	11	12

There were no loans measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014.

(4)	Regulatory Capital

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

The following is a summary at September 30, 2015 of the regulatory capital requirements to be considered “well-capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2015:
Tier 1 Leverage Capital Ratio	$22,945	9.87%	$9,297	4.00%	$11,622	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio	22,945	12.82	8,053	4.50	11,632	6.50
Tier 1 Risk-Based Capital Ratio	22,945	12.82	10,737	6.00	14,316	8.00
Total Risk-Based Capital Ratio	25,184	14.07	14,316	8.00	17,895	10.00

At September 30, 2015, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2015 and 2014, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method (dollars in thousands, except per share amounts):

	2015			2014
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings	$378	1,945,345	$0.19	$295	1,785,900	$0.17
Effect of dilutive securities-
Incremental shares from assumed conversion of options		3,694			1,793

Diluted EPS:
Net earnings	$378	1,949,039	$0.19	$295	1,787,693	$0.17

Nine Months Ended September 30:
Basic EPS:
Net earnings	$1,203	1,944,313	$0.62	$460	1,671,877	$0.28
Effect of dilutive securities- Incremental shares from assumed conversion of options		11,818			15,446

Diluted EPS:
Net earnings	$1,203	1,956,131	$0.61	$460	1,687,323	$0.27

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by the Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grant its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the amount of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of September 30, 2015, no stock options, stock appreciation rights, performance shares, or phantom stock shares have been issued under the 2015 Plan. As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant.

A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	134,000	$10.01

Outstanding at September 30, 2014	134,000	$10.01

Outstanding at December 31, 2014	108,400	$10.01
Options granted during the nine months ended September 30, 2015	15,000	$12.50
Options exercised during the nine months ended September 30, 2015	(1,400)	$10.00

Outstanding at September 30, 2015	122,000	$10.29	3.5 years

Exercisable at September 30, 2015	104,900	$10.01	3.3 years	$182,526

At September 30, 2015, there was $8,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The fair value of the options granted is expected to be recognized over a weighted-average period of 10 months. The fair value of shares vested and recognized as compensation expense was $12,000 and $1,000 for the nine months ended September 30, 2015 and 2014, respectively.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued

No options were granted during the three months ended September 30, 2015. The fair value of each option granted during the nine months ended September 30, 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average risk-free interest rate	0.89%
Expected dividend yield	—
Expected stock volatility	8.13%
Expected life in years	3
Per share fair value of options issued during the year	$0.87

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $34.4 million at September 30, 2015. At September 30, 2015, there was one advance from the FHLB in the amount of $5.0 million, maturing November 30, 2015, with an interest rate of 0.30%. This advance reduced the Company’s borrowing capacity under the FHLB to $29.4 million at September 30, 2015. There were no outstanding FHLB advances at December 31, 2014.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2015			At December 31, 2014
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$17,980	17,980	1	7,555	7,555	1
Securities available for sale	39,830	39,830	2	42,397	42,397	2
Loans held for sale	2,034	2,130	3	1,871	1,923	3
Loans, net	177,471	176,035	3	151,869	148,588	3
Federal Home Loan Bank stock	402	402	3	186	186	3
Accrued interest receivable	608	608	3	624	624	3
Financial liabilities:
Deposits	214,373	214,448	3	183,971	184,057	3
Federal Home Loan Bank advance	5,000	5,000	3	0	0	3
Other borrowings	0	0	3	2,699	2,699	3
Off-balance sheet financial items	42,790	42,790	3	34,952	34,952	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

(9)	Off-Balance Sheet Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments are commitments to extend credit, construction loans in process, unused lines of credit, standby letters of credit, and guaranteed accounts and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, continued

Commitments to extend credit and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those secured letters of credit totaled $623,000 at September 30, 2015.

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third party credit card company, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on certain accounts plus 10%.

The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below. Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2015 are as follows (in thousands):

Commitments to extend credit	$5,706

Construction loans in process	$7,247

Unused lines of credit	$28,757

Standby letters of credit	$1,080

Guaranteed accounts	$116

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Transaction with a Related Party

During July, 2015, the Bank purchased three acres of land in Wakulla County, Florida from a related party for $290,000 for the purpose of building a branch office. The Bank has entered into an 18-month lease contract for a modular unit for $71,000 over the term of the lease. Construction plans for a permanent branch building have not yet been completed.

(11)	Reclassification

Certain interest income sources were reclassified from securities to other for the three and nine months ended September 30, 2014 to conform to September 30, 2015 presentation. Also, certain noninterest income sources were reclassified from gain on sale of loans and other income to mortgage banking revenue and certain noninterest expenses were reclassified from advertising and other noninterest expense to occupancy and equipment, marketing, and FDIC assessment for the three and nine months ended September 30, 2014 to conform to September 30, 2015 presentation. The reclassification of income and expenses had no effect on net earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2014. Results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

General

Prime Meridian Holding Company (“PMHC” or the “Company”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for, and sole shareholder of, Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by the Company on September 16, 2010. PMHC has no significant operations other than owning the stock of the Bank. The Bank offers a broad array of commercial and retail banking services through three full-service offices located in Tallahassee and Crawfordville, Florida and through its online banking platform.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine months Ended September 30, 2015	Year Ended December 31, 2014	Nine months Ended September 30, 2014
Average equity as a percentage of average assets	10.55%	9.19%	8.85%
Equity to total assets at end of period	9.94%	10.87%	10.24%
Return on average assets(1)	0.72%	0.48%	0.29%
Return on average equity(1)	6.80%	5.21%	3.28%
Noninterest expense to average assets(1)	2.88%	2.81%	2.80%
Nonperforming loans to total loans at end of period	0.11%	0.11%	0.00%

(1)	Annualized for the nine months ended September 30, 2015 and September 30, 2014.

FINANCIAL CONDITION

Average assets totaled $232.4 million for the three months ended September 30, 2015, an increase of $22.4 million, or 10.7%, over the three months ended September 30, 2014. For the nine months ended September 30, 2015, average assets totaled $223.5 million, compared to $211.5 million over the same period in 2014, a $12.1 million, or 5.7% increase. In both time period comparisons, the increase in 2015 can be attributed to higher average loan balances, partially offset by lower average balances of securities and other interest-earning assets. The decline in other interest-earning assets is due primarily to an anticipated, but large, decrease in average noninterest bearing deposits which impacted our ability to invest in other interest-earning assets in 2015.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans. Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of September 30, 2015 and December 31, 2014, approximately 78.4% and 78.2%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages.

As of September 30, 2015, the Bank’s net loan portfolio represented 72.5% of total assets, compared to 72.2% of total assets at December 31, 2014.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Three loans totaling $199,000 were deemed to be impaired under the Bank’s policy at September 30, 2015, compared to five loans totaling $237,000 at December 31, 2014. For the nine months ended September 30, 2015, the Bank reported a loan loss provision of $333,000 and net charge-offs of $2,000.

Deposits. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Total deposits at September 30, 2015 were $214.4 million, an increase of $30.4 million, or 16.5%, from December 31, 2014. The growth in deposits came from both noninterest-bearing and interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 23.4% of the average balance of total deposits for the nine months ended September 30, 2015, compared to 29.9% for the nine months ended September 30, 2014. The change in our deposit mix year over year resulted primarily from the shrinkage of one noninterest-bearing account that was connected to a 2014 political election. Recognizing this shift in our deposit mix, the Bank continues its efforts to increase its percentage of noninterest-bearing accounts.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of September 30, 2015, to borrow up to $34.4 million. There was a $5.0 million advance outstanding at September 30, 2015, leaving available credit of $29.4 million. At December 31, 2014, we had a repurchase agreement with a client that required the Company to pledge securities as collateral for borrowing under the agreement. At December 31, 2014, the outstanding balance of such borrowings totaled $2.7 million and the Company pledged securities with a market value of $3.6 million as collateral for the agreement. In June 2015, the repurchase agreement contract was terminated and the funds were moved to deposits.

Capital Adequacy. Stockholder’s equity was $24.3 million at September 30, 2015, compared to $22.9 million at December 31, 2014. As of September 30, 2015, no dividends on shares of our common stock had been paid or declared.

At September 30, 2015, the Bank was considered to be “well capitalized” with a 9.87% Tier 1 Leverage Capital Ratio, a 12.82% Common Equity Tier 1 Risk-Based Capital Ratio, a 12.82% Tier 1 Risk-Based Capital Ratio, and a 14.07% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.” The Holding Company currently has no specific capital requirements.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2015:
Tier 1 Leverage Capital Ratio	$22,945	9.87%	$9,297	4.00%	$11,622	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio	22,945	12.82	8,053	4.50	11,632	6.50
Tier 1 Risk-Based Capital Ratio	22,945	12.82	10,737	6.00	14,316	8.00
Total Risk-Based Capital Ratio	25,184	14.07	14,316	8.00	17,895	10.00
As of December 31, 2014:
Tier 1 Capital to Average Assets	19,589	9.52	8,227	4.00	10,284	5.00
Tier 1 Capital to Risk-Weighted Assets	19,589	12.84	6,102	4.00	9,154	6.00
Total Capital to Risk-Weighted Assets	21,498	14.09	12,206	8.00	15,257	10.00

Effective January 1, 2015, smaller banks, such as the Bank, became subject to the following new capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

Capital Category	Threshold Ratios
	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Common Equity Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	<6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	<4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets < 2%

Results of Operations

Net interest income constitutes the principal source of income for the Bank and is calculated by subtracting interest expense on interest-bearing liabilities from interest income on interest-earning assets. The principal interest-earning assets are investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts, savings deposits, money-market accounts, and other borrowings. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on these assets and liabilities.

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

As shown in the following two tables, the decrease in yields on loans was offset by a 25.8% increase in average loan balances for the three-month period and a 25.7% increase in average loan balances for the nine-month period, which resulted in loans constituting a higher overall percentage of total interest-earning assets and led to a higher overall yield on total interest-earning assets. A higher yield on interest-earning assets in conjunction with lower rates on interest-bearing liabilities have resulted in a higher interest-rate spread and net interest margin for the three and nine months ended September 30, 2015.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$175,617	$2,125	4.84%	$139,623	$1,819	5.21%
Mortgage loans held for sale	1,527	21	5.50	1,117	17	6.09
Securities	39,587	202	2.04	42,780	229	2.14
Other (2)	7,505	10	0.53	18,564	13	0.28

Total interest-earning assets	224,236	2,358	4.21	202,084	2,078	4.11

Noninterest-earning assets	8,122			7,833

Total assets	$232,358			$209,917

Interest-bearing liabilities:
Savings, NOW and money-market deposits	132,068	149	0.45	119,041	131	0.44
Time deposits <$100,000	3,998	4	0.40	3,436	4	0.47
Time deposits >$100,000	18,006	26	0.58	10,103	20	0.79

Deposits	154,072	179	0.46	132,580	155	0.47
Other borrowings	5,000	4	0.32	2,730	7	1.03

Total interest-bearing liabilities	159,072	183	0.46	135,310	162	0.48

Noninterest-bearing deposits	48,281			53,771
Noninterest-bearing liabilities	1,065			504
Stockholders’ equity	23,940			20,332

Total liabilities and stockholders’ equity	$232,358			$209,917

Net interest income		$2,175			$1,916

Interest-rate spread			3.75%			3.63%

Net interest margin (3)			3.88%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	140.97%			149.35%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized.
(4)	Some average balances for the three months ended September 30, 2014 have been recalculated from the Form 10-Q for the quarterly period ended September 30, 2014 to conform to the presentation of the three months ended September 30, 2015 in the form 10-Q for the quarterly period ended September 30, 2015.

	Nine months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$165,309	$6,074	4.90%	$131,554	$5,145	5.21%
Mortgage loans held for sale	1,486	52	4.67	552	26	6.28
Securities	40,994	667	2.17	42,907	677	2.10
Other (2)	7,799	31	0.53	28,468	57	0.27

Total interest-earning assets	215,588	6,824	4.22	203,481	5,905	3.87

Noninterest-earning assets	7,948			7,972

Total assets	$223,536			$211,453

Interest-bearing liabilities:
Savings, NOW and money-market deposits	127,072	414	0.43	117,610	401	0.45
Time deposits <$100,000	3,843	8	0.28	3,572	9	0.34
Time deposits >$100,000	18,268	85	0.62	10,427	58	0.74

Deposits	149,183	507	0.45	131,609	468	0.47
Other borrowings	2,308	18	1.04	3,895	29	0.99

Total interest-bearing liabilities	151,491	525	0.46	135,504	497	0.49

Noninterest-bearing deposits	45,604			56,263
Noninterest-bearing liabilities	2,855			969
Stockholders’ equity	23,586			18,717

Total liabilities and stockholders’ equity	$223,536			$211,453

Net interest income		$6,299			$5,408

Interest-rate spread			3.76%			3.38%

Net interest margin (3)			3.90%			3.54%

Ratio of average interest-earning assets to average interest-bearing liabilities	142.31%			150.17%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets includes federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized.
(4)	Some average balances for the nine months ended September 30, 2014 have been recalculated from the Form 10-Q for the quarterly period ended September 30, 2014 to conform to the presentation of the nine months ended September 30, 2015 in the Form 10-Q for the quarterly period ended September 30, 2015.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

Net Income. For the three months ended September 30, 2015, the Company reported net earnings of $378,000, or $0.19 per basic and diluted share, compared to net earnings of $295,000, or $0.17 per basic and diluted share, for the three months ended September 30, 2014.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $2.2 million for the three months ended September 30, 2015, compared to $1.9 million for the three months ended September 30, 2014.

Interest Income. Interest income increased to $2.4 million for the three months ended September 30, 2015, a $280,000 or 13.5%, increase over the three months ended September 30, 2014. The increase was driven by an increase in average loans from $139.6 million for the quarter ended September 30, 2014 to $175.6 million for the quarter ended September 30, 2015.

Interest Expense. Interest expense was $183,000 for the three months ended September 30, 2015, compared to $162,000 for the three months ended September 30, 2014. The increase in interest expense is attributed to higher interest-bearing deposit balances.

The Bank’s net interest margin increased 9 basis points from 3.79% for the three months ended September 30, 2014, to 3.88% for the same period in 2015 due mostly to higher average loan balances.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended September 30, 2015 was $124,000, compared to $206,000 for the three months ended September 30, 2014. Management believes that the allowance for loan losses, which was $2.4 million or 1.37% of total loans, at September 30, 2015, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance and gain on sale of securities available for sale. Noninterest income for the three months ended September 30, 2015 totaled $290,000 an increase of $83,000, or 40.1%, from the three months ended September 30, 2014. The increase is primarily due to an $89,000 increase in mortgage banking revenue, partially offset by an $18,000 decline in the gain on sale of securities available for sale.

Noninterest expense. Noninterest expense increased $287,000 or 19.6%, to $1.8 million for the three months ended September 30, 2015 compared to the same period a year ago. The increase was primarily due to a $130,000 increase in salaries and employee benefits and an $88,000 increase in occupancy and equipment expense. The increase in salaries and employee benefits is predominantly a function of growth in the number of employees from forty-one full time equivalents at September 30, 2014 to fifty-four full time equivalents at September 30, 2015; however the overall increase in salaries and employee benefits expense was partially offset by higher deferred loan costs on new loan originations. Higher occupancy and equipment expense is primarily attributed to additional leased space at our Timberlane location and the opening of our new office in Crawfordville, Florida.

Income Taxes. Income tax expense is based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $213,000 for the three months ended September 30, 2015, compared to $159,000 for the three months ended September 30, 2014. The higher provision relates to earnings before income taxes of $591,000 for the three months ended September 30, 2015 compared to earnings before income taxes of $454,000 for the three months ended September 30, 2014.

Comparison of Operating Results for the Nine months Ended September 30, 2015 and 2014

Net Income. For the nine months ended September 30, 2015, the Company reported net earnings of $1,203,000, or $0.62 per basic and $0.61 per diluted share, compared to net earnings of $460,000, or $0.28 per basic and $0.27 per diluted share, for the nine months ended September 30, 2014.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $6.3 million for the nine months ended September 30, 2015, compared to $5.4 million for the nine months ended September 30, 2014.

Interest Income. Interest income increased to $6.8 million for the nine months ended September 30, 2015, a $919,000 or 15.6%, increase over the nine months ended September 30, 2014. The increase was driven by an increase in average loans from $131.6 million for the nine months ended September 30, 2014 to $165.3 million for the nine months ended September 30, 2015.

Interest Expense. Interest expense was $525,000 for the nine months ended September 30, 2015, compared to $497,000 for the nine months ended September 30, 2014. Despite declining rates on deposits, a shift in the deposit mix towards a higher percentage of interest-bearing deposits resulted in the modest increase. The average balance of noninterest-bearing deposits to the average balance of total deposits decreased from 29.9% for the nine months ended September 30, 2014 to 23.4% for the nine months ended September 30, 2015.

The Bank’s net interest margin increased 36 basis points from 3.54% for the nine months ended September 30, 2014, to 3.90% for the same period in 2015 due mostly to higher average loan balances.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the nine months ended September 30, 2015 was $333,000 compared to $797,000 for the nine months ended September 30, 2014. The significant decrease in the provision can be attributed to one nonaccruing commercial real estate loan that was reported in 2014. Management believes that the allowance for loan losses, which was $2.4 million or 1.37% of total loans, at September 30, 2015, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance, and gain on sale of securities available for sale. Noninterest income for the nine months ended September 30, 2015 totaled $726,000 an increase of $215,000, or 42.1%, from the nine months ended September 30, 2014. The increase is primarily due to a $172,000 increase in mortgage banking revenue in 2015.

Noninterest expense. Noninterest expense increased $379,000 or 8.5%, to $4.8 million for the nine months ended September 30, 2015 compared to the same period a year ago. The increase was primarily due to a $117,000 increase in salaries and employee benefits, a $229,000 increase in occupancy and equipment expense, and an $80,000 increase in marketing expense, partially offset by small declines in professional fees, FDIC assessment, and other noninterest expense. The increase in salaries and employee benefits is predominantly a function of growth in the number of employees from forty-one full time equivalents at September 30, 2014 to fifty-four full time equivalents at September 30, 2015; however the overall increase in salaries and employee benefits expense was partially offset by higher deferred loan costs on new loan originations. Higher occupancy and equipment expense is primarily attributed to additional leased space at our Timberlane location, the opening of our new office in Crawfordville, Florida, and higher depreciation expense on software and equipment. The increase in marketing can be attributed to higher levels of spending on sponsorships, business development and advertising.

Income Taxes. Income tax expense is based on amounts reported in the statements of operations, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $663,000 for the nine months ended September 30, 2015, compared to income tax expense of $215,000 for the nine months ended September 30, 2014. The higher provision relates to higher earnings before taxes for the nine months ended September 30, 2015.

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of September 30, 2015, was $7.4 million.

At September 30, 2015, total deposits were $214.4 million, of which $18.1 million were in certificates of deposits of $100,000 or more. Also, as a member of the FHLB, we have access to approximately $34.4 million of available lines of credit secured by qualifying collateral as of September 30, 2015, in addition to $10.2 million in unsecured lines of credit we maintain with correspondent banks. As of September 30, 2015, we had $5,000,000 outstanding in FHLB advances, reducing our available line of credit with FHLB to $29.4 million.

Off-Balance Sheet Arrangements

Refer to footnote (9) in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending September 30, 2015 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2015, the Company issued 781 shares to members of its Board of Directors in lieu of $8,650 in cash fees. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida. There were no stock options exercised during the third quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Agreement for Loan Review Services with Carr, Riggs & Ingram, LLC	Exhibit 10.6 to Registration Statement on Form S-1 filed on October 18, 2013

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Kathleen C. Jones, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on September 28, 2014

99.2	Charter of the Compensation Committee	Exhibit 99.2 to Form 10-K filed on September 28, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY
November 12, 2015
	By:	/s/ Sammie D. Dixon, Jr.
Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer
November 12, 2015
	By:	/s/ Kathleen C. Jones
Date		Kathleen C. Jones
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer