Form 10-K
period 2015-12-31
Prime Meridian Holding Co
filed 2016-03-22
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1897 Capital Circle NE, Second Floor, Tallahassee, Florida	32308
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (850) 907-2301

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of March 18, 2016, there were 1,976,099 issued and outstanding shares of the Registrant’s common stock. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $11.00 per share selling price of the common stock on June 30, 2015 was $15,042,907.

Prime Meridian Holding Company

2015 Form 10-K Annual Report

Part I

Item 1.	Business

General Description of Business

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010 and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008 and was acquired by the Company on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. In this report, the terms “Company,” “we,” “us,” or “our” mean PMHG and its subsidiary. Since opening in 2008, the Bank has conducted a general banking business and has grown to fifty-six full time equivalent (“FTE”) employees as of December 31, 2015.

History

Prime Meridian Bank, a Florida commercial bank, was chartered on February 4, 2008, with a commitment to providing a high level of client service while maintaining sound and prudent banking practices. In 2010, our holding company, PMHG, was formed and the Bank’s shareholders exchanged their shares of common stock for shares of common stock of PMHG, with the Bank becoming a wholly-owned subsidiary of PMHG. This occurred through a statutory share exchange on September 16, 2010.

In an effort to provide a superior level of service, we are building a culture and brand that fosters client relationships and creates an inviting atmosphere rather than simply processing a customer transaction. We want a culture that supports relationship banking. This culture has served us well, with many of our clients referring others to us. In our view, there is no greater compliment than to have our existing clients share their positive banking experiences with their family and friends.

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

These core principles and the Bank’s three way test also serve as the foundation for our motto, “Let’s think of a few good reasons why it CAN be done!” which is an overarching concept for our Company and team. We stress the question “Why?” because, while we clearly recognize that “how” is imperative, without understanding “why” something should be done, “how it can be done” does not necessarily matter. Our mission statement is also supported by our core principles: “Building bankers to serve our clients and community in order to optimize shareholder value.” As a result of our efforts and culture, we have been able to increase our asset and deposit base exclusively through organic growth.

Location and Service Area

Prime Meridian Bank is headquartered in Tallahassee, Florida and offers a broad range of banking services to the Tallahassee Metropolitan Statistical Area (“MSA”) and the surrounding North Florida and South Georgia areas. The Company is headquartered at 1897 Capital Circle NE, Second Floor, Tallahassee, Florida 32308 in the Bank’s second location, which opened on February 21, 2012. The Bank also serves clients from a branch office located at the Bank’s original main office at 1471 Timberlane Road, Suite 124, Tallahassee, Florida 32312 and from its newest branch office located at 2201 Crawfordville Highway, Crawfordville, Florida 32327, which opened in September, 2015.

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. Nielsen, using primarily United States Census Bureau data, estimates that the 2016 population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, is 381,261 and is expected to grow to 395,264, or 3.67% by 2021. Tallahassee is the state capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. The Tallahassee MSA is furthermore home to over 70,000 college students with two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. Over 53% of the workforce in the city of Tallahassee has at least an Associate’s degree. While the region is thought to be attractive for many types of economic development, the Economic Development Council of Tallahassee/Leon County previously identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment; (2) aviation and aerospace; (3) health sciences, medical education, training and research, and sports medicine; (4) information technology; (5) research and engineering; (6) transportation and logistics; and (7) advanced manufacturing.

Like all Florida communities, we experienced the impact of the most recent economic recession, specifically the dramatic decrease in housing and real estate values. According to the Bureau of Labor Statistics, the national unemployment rate and Florida’s unemployment rate were both 5.0% at December 31, 2015, while Tallahassee’s unemployment rate was reported at 4.5%. Any increases in unemployment rates could result in nonperforming loans and reduced asset quality.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit, Apple Pay, Bank-to-Bank transfers and online banking, we offer basic services which include demand interest-bearing and noninterest-bearing accounts, savings accounts, money-market deposit accounts, health savings accounts (HSA), NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, debit cards, direct deposits, notary services, night depository, official checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2015, the Bank did not have trust powers.

Our organizational structure focuses on a strong risk management culture. We stay abreast of our market by having our Board and management team highly involved in our communities. We believe our team’s banking experience and high-quality client service distinguishes us from other banks. We believe this foundation will enable us to expand our products and services to new and existing clients, resulting in steady, long-term growth. Our culture focuses on servicing our clients and proactively exceeding their expectations, which in turn supports client retention and loyalty, increased referrals, and enhanced profitability.

Our loan target market includes owner-occupied and nonowner-occupied commercial real estate, small businesses, real estate developers, consumers, and professionals. Small business clients are typically a commercial entity with sales of $25 million or less; these clients have the opportunity to generate significant revenue for banks.

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

We are committed to being a successful community bank and being a good business partner within our community. We believe our active community involvement and business development strategies, in conjunction with our client relationship culture, have formed a successful foundation for developing new relationships and enhancing existing ones.

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, business lines of credit, and Small Business Administration (“SBA”) loans. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our commercial client relationships. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 76.7% of the Company’s total assets at December 31, 2015.

Our lenders have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is presented to Loan Committee for approval. The voting members of the Bank’s Loan Committee consist of at least five directors, with at least two of those five being nonemployee Board members. Alternates or designates may be appointed by the Board of Directors when needed. Loan Committee generally meets weekly to consider any loan requests which are in excess of the lending limits of individual lending officers and require approval before the disbursement of proceeds and to review all other loans for compliance with our loan policy. Liquidity and stability in the Bank’s portfolio are given the highest priority, and therefore, it is the responsibility of the Loan Committee to review the portfolio mix of loans on at least a quarterly basis following the Bank filing that quarter’s Call Report. Actions of the Loan Committee are reported to the Board of Directors at its regular meetings.

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Commercial real estate loans, comprising 30.6% of the loan portfolio, and residential real estate and home equity loans, accounting for 36.9% of the loan portfolio were the two largest categories of loans at December 31, 2015.

Commercial Real Estate Loans. Secured by mortgages on commercial property, these loans are typically more complex and present a higher risk profile than our consumer real estate loans. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower whereas nonowner-occupied commercial real estate loans are generally dependent on rental income. The typical maturity for these loans is three to five years; however, payments may be amortized over a longer period. Interest rates on our commercial real estate loans are generally fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, we normally require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of our enterprise risk management process, we understand that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flow and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities, multifamily properties, hotels, mixed-use residential and commercial properties.

Residential Real Estate Loans. The Company offers first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans includes both owner-occupied residences and nonowner-occupied investment properties. The owner-occupied primary residence loans generally present lower levels of risk than commercial real estate loans; however, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the Borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year or 5-year adjustable rate mortgages; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market.

Construction Loans. Typically, these loans have a term of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans will convert to a term loan carried in the Bank’s loan portfolio with a maturity of one to five years. This portion of our loan portfolio includes loans to small-to-medium sized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and loans to residential developers. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is generally used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed the Bank’s policies. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction, and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to move to permanent financing of the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends after the initial funding of the loan.

Commercial Loans. The Company offers a wide range of commercial loans, including small business loans, equipment financing, business lines of credit, and SBA loans. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our lenders primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral. Valuation of business collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate. Business lines of credit generally do not exceed two years and typically, are secured by accounts receivable, inventory, and the personal guarantees of the principals of the business. Significant factors affecting a commercial borrower’s credit-worthiness include the quality of management and the ability to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other risk factors could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our residential real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt.

Consumer Loans. Our consumer loan portfolio is the smallest portion of our loan portfolio, representing 2.0% of our total loan portfolio at December 31, 2015. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. In some cases, consumer loans are unsecured credits that subject us to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed-interest and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

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

Company Website and U.S. Securities Exchange Commission Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.primemeridianbank.com as soon as reasonably practical after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our charters of the Audit Committee and the Compensation Committee, along with our Code of Ethics and Insider Trading Policy are available on our website at www.primemeridianbank.com. Printed copies of this information may also be obtained, without charge, by written request to the Corporate Secretary at P.O. Box 13629, Tallahassee, FL 32317.

Employees

At December 31, 2015, PMHG had fifty-six full time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the annual Summary of Deposits report produced by the FDIC, total deposits (excluding non-retail) in the Tallahassee MSA grew to approximately $5.7 billion as of June 30, 2015. As of December 31, 2015, there were 16 FDIC-insured financial institutions serving Tallahassee; three of them, including Prime Meridian Bank, are headquartered in Leon County. As of June 30, 2015, according to the Summary of Deposits, Prime Meridian Bank had a 3.7% share of the FDIC-insured deposits in the Tallahassee MSA.

Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies. As a result, some of our competitors may have lower cost structures. By emphasizing our exceptional client service, knowledge of local trends and conditions, and local decision-making process, we believe the Bank has developed an effective competitive advantage in its market, thus maintaining a strong level of growth. We also are actively engaged in Small Business Administration guaranteed financing to support local borrowers who might not otherwise qualify for conventional financing, which helps mitigate our credit risk and results in fee income if we sell the guaranteed portion.

Some of our competitors are much larger financial institutions with greater financial resources. It is not our goal to compete on all products and services, but to support the product mix that best suits our strategic plan. This strategy has yielded solid growth for our Bank thus far.

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

The following is a brief summary of some of the statutes, rules, and regulations that affect PMHG’s and the Bank’s operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provision referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Any change in applicable laws or regulations may have a material adverse effect on our business.

Prime Meridian Holding Company

As a bank holding company, PMHG is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As such, the Company is required to file semi-annual and annual reports and other information with the Federal Reserve regarding its business operations and those of its subsidiary. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank without prior approval of the Federal Reserve. The Company is further prohibited from merging or consolidating with another bank holding company without prior approval.

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

Prime Meridian Bank

As a state-chartered commercial bank, the Bank is subject to the supervision and regulation of the OFR and the FDIC. Our deposits are insured by the FDIC for a maximum of $250,000 per account ownership category. For this protection, we must pay a quarterly statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, we are subject to the statutory assessment.

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

Capital

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company’s assets reach $1 billion, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead a bank holding company with less than $1 billion generally applies the risk-based capital and leverage capital guidelines on a bank only basis and must only meet a debt-to-equity ratio at the holding company level. The FDIC risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights (from 0% to 150%) are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

PCA Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10%	8%	6.5%	5%

Adequately Capitalized	8%	6%	4.5%	4%

Undercapitalized	< 8%	< 6%	< 4.5%	< 4%

Significantly Undercapitalized	< 6%	< 4%	< 3%	< 3%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Community banks also became, and will become, subject to the following minimum capital requirements as of the dates indicated below.

Year (as of January 1)	2015	2016	2017	2018	2019
Minimum CET1 ratio	4.5%	4.5%	4.5%	4.5%	4.5%

Capital conversion buffer	N/A	0.625%	1.25%	1.875%	2.50%

Phase-in of deductions from CET1*	40.0%	60.0%	80.0%	100.0%	100.0%

Minimum tier 1 capital	6.0%	6.0%	6.0%	6.0%	6.0%

Minimum total capital	8.0%	8.0%	8.0%	8.0%	8.0%

*	Including certain threshold deduction items that are over the limits.

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

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2015, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules for the Bank began on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. On November 14, 2014, the FDIC also adjusted the capital ratio thresholds used to assess Federal Deposit Insurance premiums.

As of December 31, 2015, the Bank was considered to be “well capitalized” with a 9.48% Tier 1 Leverage ratio; a 12.79% Common Equity Tier 1 Risk-based Capital ratio, a 12.79% Tier 1 Risk-based Capital ratio, and a 14.05% Total Risk-based Capital ratio.

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

Payment of Dividends

PMHG is a legal entity separate and distinct from the Bank. The Company’s principal source of funds to pay dividends on its common stock is dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Company without regulatory approval. The Federal Reserve Board is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The rights of the Company, its shareholders, and creditors, to participate in any distribution of the assets or earnings of the Bank are also subject to the prior claims of creditors of the Bank. Additionally, the Florida Business Corporation Act provides that the Bank may only pay dividends if the dividend payment would not render the company insolvent, or unable to meet its obligations as they come due.

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

Effective January 1, 2015, banks are also required to hold a capital conservation buffer of CET1 in excess of their minimum risk-based capital ratios to avoid limits on dividend payments and certain other bonus payments. Those requirements are reflected in the table below:

Capital Conservation Buffer (as a percentage of risk weighted assets)	Maximum Payout Ratio (as a % of the Previous Four Quarters of Net Income)

Greater than 2.5%	No payout limitation
Less than or equal to 2.5% and greater than 1.875%	60%
Less than or equal to 1.875% and greater than 1.25%	40%
Less than or equal to 1.25% and greater than 0.625%	20%
Less than or equal to 0.625%	0%

The Federal Reserve expects bank holding companies to serve as a source of strength to their subsidiary bank(s), which may require them to retain capital for investment in their subsidiary bank(s), rather than pay dividends to shareholders. As stated previously, the Bank may not pay dividends to PMHG, if after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, based upon the Bank’s capital position and asset quality.

Community Reinvestment

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the “CRA”). The CRA requires the appropriate federal banking agency to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The Bank received a “satisfactory” rating in its most recent CRA evaluation. In addition, pursuant to the Gramm-Leach-Bliley Act, federal banking regulators have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.

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

Correspondent Banking

Correspondent banking gives the Bank access to services that we have determined are not economical or practical to perform ourselves. We purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies. We may also use correspondent banks for overline and liquidity loan participations and sales of loan participations.

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

We may not be able to sustain our historical rate of growth. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and limitations, and competition, may also impede or prohibit our efforts to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results from operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Changes in business and economic conditions, in particular those of the Florida markets in which we operate, could lead to lower asset quality, and lower earnings.

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to general business and economic conditions, particularly the economy of the Tallahassee MSA. The local economy is heavily influenced by government, education, real estate, and other service-based industries. Factors that could affect the local economy include declines in government spending, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather and a significant decline in real estate values. A sustained economic downturn could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings.

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

Changes in the difference between short and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as has occurred in the current low-interest rate environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

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

Our commercial real estate, residential real estate, construction, commercial, and consumer and other loans at December 31, 2015, were $ 57.8 million, $ 69.8 million, $17.5 million, $40.2 million, and $3.9 million, respectively, or 30.6%, 36.9%, 9.2%, 21.3%, and 2.0% of total loans. Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

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

We may be subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate loans, we rely heavily upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal, title information, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation.

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

The Bank’s legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2015, our legal lending limit for loans was approximately $5.9 million to any one borrower on a secured basis and $3.5 million on an unsecured basis. Furthermore, management had an established in-house lending limit of $3.5 million for any single secured loan or loan relationship and an in-house limit of $500,000 for any single unsecured loan or loan relationship as of December 31, 2015. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2015, approximately 76.7% of our gross loan portfolio (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

This concentration of loans subjects us to risks if there is a downturn in the economy or a recession similar to the one our country most recently experienced. A downturn could result in decreased loan originations and increased delinquencies and foreclosures, which could more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Leon County, Florida, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties, and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us.

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

We rely heavily on communications and information systems to conduct our business. We also provide our clients the ability to bank electronically through online banking, remote capture, mobile capture, and mobile banking. The secure transmission of confidential information over the internet is a critical element of banking online. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems. Any failure, interruption, or breach in the security of these systems could result in disruptions in our client relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effects of possible failure, interruption, or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability. While we do carry insurance to protect against losses resulting from such technology issues or breaches, we could be exposed to claims, litigation, and other possible liabilities that could exceed the maximum policy limits.

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

Shares of our common stock began trading on the OTCQX market under the symbol, “PMHG” in August, 2015. However, there has been limited trading activity in our common stock since its listing date. A public market having depth and liquidity depends on having enough buyers and sellers at any given time. Without an active trading market, shareholders may find it difficult to find buyers for their shares. Investors should be aware that they may be required to bear the financial risks of this investment for an indefinite period of time.

Our Board of Directors owns a significant percentage of our shares and will be able to make decisions to which you may be opposed.

As of March 18, 2016, the Company’s directors and executive officers as a group own 577,154 shares of common stock, or 29.2% of our outstanding common stock. In addition, the directors and executive officers have stock options to acquire 66,200 shares of common stock, which, if fully exercised, would result in them owning 31.5% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

We may face statutory restrictions on our ability to pay dividends in the immediate future.

In January, 2016, we declared our first annual dividend of $0.05 per share on our common stock, payable on March 8, 2016 to shareholders of record on February 18, 2016. However, since the Bank is our only material asset, PMHG’s ability to pay dividends to our shareholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations, and policies. Should the Bank not elect to, or not be able to, pay dividends to PMHG, it is unlikely that PMHG will be able to pay dividends to its shareholders.

We are an emerging growth company, “EGC,” and the reduced reporting requirements applicable to EGCs may make our Common Stock less attractive to investors.

We are an EGC as defined in the JOBS Act. As long as we are classified as an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. These include reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an EGC for up to five years, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in nonconvertible debt in a three year period, or if the market value of our common stock held by nonaffiliates exceeds $700 million, in which case we would no longer be an EGC as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may utilize these exemptions, or if we choose to utilize additional exemptions in the future. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

We operate out of three facilities:

Location	Use	Own or Lease	Year First Occupied

1897 Capital Circle NE Tallahassee, Florida 32308	Executive office and headquarters of the Company and main office and operations center of the Bank	Own	2012

1471 Timberlane Road Suite 124 Tallahassee, Florida 32312	Branch office of the Bank	Lease	2007

2201 Crawfordville Highway Crawfordville, Florida 32327	Branch office of the Bank	Own the underlying real estate, constructing a permanent office, and leasing a modular unit during construction	2015

Item 3	Legal Proceedings

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

The Company’s common stock is traded on the OTCQX, an interdealer quotation system, under the symbol “PMHG.” As of December 31, 2015, there were 386 record holders of common stock.

The following table sets forth the quarterly range of high and low bids for the common stock for each full quarterly period since the stock was initially listed on the OTCQX.

	High Bid	Low Bid
Fourth Quarter 2015 (October 1 to December 31)	$12.11	$11.75
Third Quarter 2015 (July 1 to September 30)	$11.75	$0.00

The above bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Prior to the third quarter of 2015, the Company’s common stock was not traded in any established trading market and had periodically been sold in a limited number of privately negotiated transactions between stockholders.

Dividends

As of December 31, 2015, the Board of Directors had not declared any dividends. In January, 2016, the Board did declare the Company’s first annual dividend of $0.05 per share on its common stock payable on March 8, 2016 to shareholders of record on February 18, 2016. Florida law and federal regulations limit the Bank’s ability to declare and pay dividends to the Company (see Item 1 Business – “Government Supervision and Regulation – Payment of Dividends”).

Share Repurchase

We did not repurchase any shares of our common stock in 2015.

Stock Plans

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:	Selected Financial Data

The following table is a presentation of summary financials for PMHG as of December 31, 2015, 2014, and 2013 and for the years ended December 31, 2015, 2014, and 2013. The following Summary Financial Data should be read in conjunction with the other financial disclosures and discussions contained elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in future period.

	At or For the Years Ended December 31,
	2015	2014	2013

Balance Sheet Data:
Total assets	$244,044	210,358	206,473
Total loans, net	187,076	151,869	121,220
Total deposits	217,573	183,971	183,365
Total shareholders’ equity	24,933	22,867	16,361

Income Statement Data:
Net interest income	$8,572	7,455	6,266
Provision for loan and lease losses	433	747	513
Noninterest income	1,070	710	859
Noninterest expense	6,661	5,898	4,861
Income taxes	844	514	602
Net earnings	1,704	1,006	1,149

Per Common Share Outstanding Data:
Basic earnings per common share	$0.88	0.59	0.77
Diluted earnings per common share	0.87	0.58	0.76
Book value per common share	12.62	11.78	10.92
Common shares outstanding	1,975,329	1,941,617	1,498,937
Average common shares outstanding:
Per basic	1,945,980	1,709,746	1,497,737
Per diluted	1,955,573	1,726,662	1,518,618

Performance Ratios:
Return on average assets	0.74%	0.48%	0.62%
Return on average equity	7.15%	5.21%	7.08%
Net interest margin	3.87%	3.70%	3.55%

Asset Quality Ratios:
ALLL to loans	1.31%	1.36%	1.41%
ALLL to nonperforming loans(1)	1,805.11%	1,226.90%	N/A
Nonperforming loans to total loans	0.07%	0.11%	0.00%
Nonperforming assets to total assets	0.06%	0.08%	0.00%
Net charge-offs (recoveries) to average loans	0.03%	0.28%	0.02%

Capital Ratios:
Total risk-based capital ratio (Bank)	14.05%	14.09%	13.66%
Tier 1 risk-based capital ratio (Bank)	12.79%	12.84%	12.41%
Common equity Tier 1 risk-based capital ratio (Bank)	12.79%	N/A	N/A
Tier 1 leverage capital ratio (Bank)	9.48%	9.52%	8.41%
Total equity to total assets (Bank)	9.67%	9.34%	7.89%

Other Data:
Number of full-time employee equivalents	56	42	38
Number of full-service branch offices	3	2	2

(1)	There were no nonperforming loans in 2013.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and the operations of our subsidiary, Prime Meridian Bank, include, but are not limited to, changes in the following:

•	local, regional, and national economic and business conditions;

•	banking laws, compliance, and the regulatory environment;

•	unanticipated changes in the U.S. and global securities markets, public debt markets, and other capital markets;

•	monetary and fiscal policies of the U.S. Government;

•	litigation, tax, and other regulatory matters;

•	demand for banking services, both loan and deposit products in our market area;

•	quality and composition of our loan or investment portfolios;

•	risks inherent in making loans such as repayment risk and fluctuating collateral values;

•	competition;

•	attraction and retention of key personnel, including our management team and directors;

•	technology, product delivery channels, and end user demands and acceptance of new products;

•	fraud committed by our clients or persons doing business with our clients;

•	consumer spending, borrowing and savings habits;

•	any failure or breach of our operational systems, information systems or infrastructure, or those of our third party vendors and other service providers, including cyber-attacks;

•	application and interpretation of accounting principles and guidelines;

•	natural disasters, public unrest, adverse weather, public health and other conditions impacting our or our clients’ operations;

•	and other economic, competitive, governmental, regulatory, or technological factors affecting us.

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

We have identified the following accounting policy and estimate as critical. In order to understand our financial condition and results of operations, it is important to comprehend how these assumptions apply to our financial statements.

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

As of December 31, 2015, 56.2% of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose little interest rate risk in a rising interest rate environment. Of these loans, $32.7 million, or 17.3% have interest rate ceilings in place which protects the borrower from rising interest rates. The majority of our loans with ceilings in place are residential mortgage loans. Also as of December 31, 2015, 53.3% of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of a fixed-rate loan portfolio in a rising interest rate environment. If interest rates increase, borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable rate borrower’s ability to continue servicing debt. On the other hand, loans totaling $89.0 million, or approximately 47.0% of our total loan portfolio, have interest rate floors which will help protect our net interest margin in a decreasing rate environment.

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

We model our current interest rate exposure in various rate scenarios, review our model assumptions, and then stress test those assumptions. Based on the results, we then formulate strategies regarding asset generation, funding sources and their pricing parameters, as well as evaluate off-balance sheet commitments in order to maintain interest rate risk within Board approved target limits. We utilize industry recognized Asset Liability models driven by third-party providers to analyze the Bank’s interest rate sensitivity. From these externally generated reports, ALCO can estimate both the effect on Net Interest Income and the effect on Economic Value of Equity (“EVE”) in various interest rate scenarios.

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

Currently, we have not entered into any interest-rate swaps or similar off-balance sheet hedging instruments in connection with our asset liability management. Further discussion on off-balance sheet arrangements can be found in Note 8 of the Notes to Consolidated Financial Statements.

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

We look to maintain a core deposit base by providing quality services to our clients, without significantly increasing our cost of funds or operating expenses. We anticipate that these accounts will continue to comprise a significant portion of the Bank’s total deposit base. We also maintain a portfolio of liquid assets in order to reduce overall exposure to changes in market interest rates. Likewise, we maintain a “floor,” or minimum rate, on certain of our floating or published base rate loans. These floors allow us to continue to earn a higher rate when the floating rate falls below the established floor rate. All interest rate ceilings and floors are clearly and closely related to the loan agreement; therefore, they are not bifurcated and valued separately.

The following table sets forth certain information related to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2015, which are estimated to mature or are scheduled to re-price within the period shown (dollars in thousands):

	Under Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

Interest-earning deposits	$244	0	0	0	244
Federal funds sold	4,657	0	0	0	4,657
Loans(1) (2)	53,739	27,704	101,178	9,364	191,985
Securities (3) (4)	2,467	5,186	17,057	13,452	38,162

Total rate-sensitive assets (earning assets)	$61,107	32,890	118,235	22,816	235,048

Money-market(5)	$118,922	0	0	0	118,922
Savings and NOW deposits(5)	25,879	0	0	0	25,879
Time deposits(5)	3,178	13,449	5,987	0	22,614

Total rate-sensitive liabilities	$147,979	13,449	5,987	0	167,415

Gap (re-pricing differences)	$(86,872)	19,441	112,248	22,816	67,633

Cumulative Gap	$(86,872)	(67,431)	44,817	67,633

Cumulative Gap/total assets	(35.60)%	(27.63)%	18.36%	27.71%

Cumulative Gap/total earnings assets	(36.98)%	(28.70)%	19.08%	28.79%

Total assets	$244,044

Total earning assets	$234,911

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2)	Includes loans held for sale
(3)	Securities include securities available for sale and Federal Home Loan Bank (“FHLB”) stock.
(4)	Securities were scheduled at amortized cost based on their remaining maturity or repricing frequency. Fixed-rate mortgage-backed securities are scheduled ratably over nine years.
(5)	Excludes noninterest-bearing deposit accounts. Money-market, NOW, and savings deposits are scheduled based on FDICIA studies on nonmaturity deposits. All other time deposits were scheduled through the maturity dates.

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, the increase in yield on total interest-earning assets from 2014 to 2015 in conjunction with slightly lower rates on interest-bearing liabilities led to a higher net interest margin in 2015.

	Years Ended December 31,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance(4)	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans and Loans held for sale(1)	$171,825	$8,359	4.86%	$137,126	$7,134	5.20%
Securities	40,687	883	2.17	42,920	922	2.15
Other (2)	9,023	47	0.52	21,839	60	0.27

Total interest-earning assets	221,535	9,289	4.19	201,885	8,116	4.02

Noninterest-earning assets	8,147			8,319

Total assets	$229,682			$210,204

Interest-bearing liabilities:
Savings, NOW and money-market deposits	131,327	575	0.44	118,299	534	0.45
Time deposits<$100,000	3,990	16	0.40	3,523	17	0.48
Time deposits>$100,000	18,201	106	0.58	10,628	74	0.70

Deposits	153,518	697	0.45	132,450	625	0.47

Other borrowings	3,774	20	0.53	3,645	36	0.99

Total interest-bearing liabilities	157,292	717	0.46	136,095	661	0.49

Noninterest-bearing deposits	47,306			53,448
Noninterest-bearing liabilities	1,270			1,341
Stockholders’ equity	23,814			19,320

Total liabilities and stockholders’ equity	$229,682			$210,204

Net earning assets	$64,243			$65,790

Net interest income		$8,572			$7,455

Interest rate spread			3.74%			3.53%

Net interest margin (3)			3.87%			3.70%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.41			1.48

(1)	Includes nonaccrual loans
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total interest-earning assets.
(4)	Some average balances for the year ended December 31, 2014 have been recalculated from the Form 10-K for the year ended December 31, 2014 to conform to presentation of the year ended December 31, 2015 in the Form 10-K for the year ended December 31, 2015.

Comparison of the years ended December 31, 2015 and December 31, 2014

Net earnings for the year ended December 31, 2015, were $1.7 million or $0.88 per basic and $0.87 per diluted share compared to net earnings of $1.0 million, or $0.59 per basic and $0.58 per diluted share in 2014. The $698,000, or 69.4%, increase in net earnings can be attributed to a $1.2 million, or 14.5%, increase in total interest income, a $314,000, or 42.0%, decrease in the provision for loan losses, and a $360,000, or 50.7%, increase in noninterest income, all partially offset by a $56,000, or 8.5%, increase in total interest expense and a $763,000, or 12.9%, increase in total noninterest expense.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $8.6 million for the year ended December 31, 2015, compared to $7.5 million for the year ended December 31, 2014.

Interest Income. Despite lower average yields on loans, interest income increased to $9.3 million for the year ended December 31, 2015, compared to $8.1 million for the year ended December 31, 2014. The increase was driven by growth in average net loans from $137.1 million for the year ended December 31, 2014 to $171.8 million for the year ended December 31, 2015 due to higher levels of originations.

Interest Expense. Interest expense increased to $717,000 for the year ended December 31, 2015, compared to $661,000 for the year ended December 31, 2014, despite a reduction in deposit funding costs. The increase was due to higher average balances of interest-bearing deposit accounts as they increased from 71.2% of the average balance of total deposits in 2014 to 76.4% of the average balance of total deposits in 2015.

Overall, the impact of higher average loan balances outweighed the effect of lower yields on securities and a higher percentage of interest-bearing deposit accounts, leading to improvement in the Bank’s net interest margin from 3.70% in 2014 to 3.87% in 2015.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the ALLL to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, the Bank’s historical loss experience over the preceding thirty-six months, industry standards, general economic conditions particularly, as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the years ended December 31, 2015 and 2014 was $433,000 and $747,000, respectively. The higher provision in 2014 related to one impaired commercial real estate loan that has since been resolved. Management believes that the ALLL, which was $2.5 million, or 1.31% of gross loans, at December 31, 2015, was adequate.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges on deposit accounts, transaction fees on credit cards and debit cards, mortgage banking revenue, and gains on sales of securities and loans. During 2015, noninterest income increased $360,000, or 50.7%, to $1.1 million. The increase was primarily due to a $237,000, or 76.7%, increase in mortgage banking revenue and a $76,000, or 50.0%, increase in other income due mostly to higher merchant card services and credit card fee income.

Noninterest Expense

Noninterest expense increased $763,000 from $5.9 million for the year ended December 31, 2014, to $6.7 million for 2015. The increase was primarily due to a $313,000, or 9.8%, increase in salaries and employee benefits, a $191,000, or 23.2%, increase in occupancy and equipment, a $105,000, or 32.8%, increase in advertising and a $167,000, or 19.8%, increase in other noninterest expense. The increase in salaries and employee benefits relates to an expanding employee base as full-time equivalent employees increased from 42 at December 31, 2014 to 56 at December 31, 2015, partially due to fully staffing our Crawfordville office. The increase in occupancy and equipment resulted from additional leased space at our Timberlane office location and the opening of a third office in Crawfordville, Florida while increases in advertising and other noninterest expense are attributed to a growing community bank.

Income Taxes

Income tax expense is based on amounts reported in the statement of earnings, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The income taxes were $844,000 for the year ended December 31, 2015, compared to $514,000 for 2014. The increase was due to higher pre-tax earnings in 2015.

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

	Rate	Volume	Rate/Volume	Total
		(In thousands)
Year Ended December 31, 2015 vs. 2014:
Interest-earning assets:
Loans	$(471)	1,815	(119)	1,225
Securities	9	(48)	(0)	(39)
Other interest-earning assets	54	(35)	(32)	(13)

Total	$(408)	1,732	(151)	1,173

Interest-bearing liabilities:
Savings, NOW and MMKT	(13)	56	(2)	41
Time deposits <$ 100,000	(3)	2	(0)	(1)
Time deposits ≥$ 100,000	(12)	53	(9)	32

Deposits	(28)	111	(11)	72
Other borrowings	(17)	2	(1)	(16)

Total	(45)	113	(12)	56

Net change in net interest income	$(363)	1,619	(139)	1,117

FINANCIAL CONDITION

Average assets increased $19.5 million to $229.7 million at December 31, 2015, from $210.2 million at December 31, 2014, primarily reflecting growth in our loan portfolio. Year over year, average interest-earning assets grew 9.7% to $221.5 million at December 31, 2015, mostly due to 25.3% growth in our average balance of loans and loans held for sale. Average investment securities decreased $2.2 million and average other interest-earning assets declined $12.8 million, partially offsetting the strong growth in loans.

Investment Securities

Our investment securities portfolio is a significant part of our operations and a key component of our asset/liability management. As such, it is used to maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. We manage our investment portfolio according to a written investment policy approved by our Board of Directors in order to accomplish these goals. Currently, two types of classifications are approved for investment securities in our portfolio - Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”). Adjustments are sometimes necessary in the portfolio to provide liquidity for funding loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. At December 31, 2015 and 2014, the portfolio consisted of only AFS securities. As a percentage of average-earning assets, the investment portfolio represented 18.4% in 2015 and 21.3% in 2014.

The following table sets forth the carrying amount of the investment portfolio as of the dates indicated (dollars in thousands):

	December 31,
	2015	2014

Available for Sale:
U.S. Government agency securities	$8,428	6,863
Municipal securities	9,608	9,531
Mortgage backed securities	20,027	26,003

Total securities available for sale	$38,063	42,397

The carrying amount and weighted average yields for investments as of December 31, 2015 are shown below (dollars in thousands):

	U.S. Government Agency Securities	Municipals	Mortgage Backed	Total	Weighted- Average Yields

Due in one to five years	$746	945	0	1,691	1.44%
Due in five to ten years	5,658	6,533	0	12,191	2.26
Due after ten years	2,024	2,130	0	4,154	2.39
No defined maturity	0	0	20,027	20,027	2.14

Total	$8,428	9,608	20,027	38,063	2.17%

*	All securities are listed at actual yield and not on a tax equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

At December 31, 2015 and 2014, we maintained investments of $1.7 million and $1.6 million, respectively, in Bank-Owned Life Insurance policies due to attractive risk-adjusted returns and for protection against the loss of key executives.

Loans

Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio is divided into three portfolio segments - real estate mortgage loans, commercial loans and consumer loans - and five portfolio classes - commercial real estate loans, residential and home equity loans, construction loans, commercial loans, and consumer and other loans.

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients and community involvement, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loan portfolio where we saw growth across all five portfolio classes in 2015. As of December 31, 2015, the Bank’s net loans were $187.1 million, representing 76.7% of total assets, compared to net loans of $151.9 million as of December 31, 2014, representing 72.2% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

The composition of our loan portfolio as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial real estate	$57,847	30.6%	$52,661	34.2%	$44,796	36.4%
Residential real estate and home equity	69,817	36.9	51,858	33.7	38,571	31.4
Construction	17,493	9.2	15,876	10.3	12,933	10.5

Total real estate mortgage	145,157	76.7	120,395	78.2	96,300	78.3

Commercial	40,229	21.3	30,755	20.0	24,651	20.0
Consumer and other	3,877	2.0	2,877	1.8	2,072	1.7

Total loans	189,263	100.0%	154,027	100.0%	123,023	100.0%

Less:
Deferred loan costs (fees), net	286		(60)		(69)
Allowance for loan and lease losses	(2,473)		(2,098)		(1,734)

Loans, net	$187,076		$151,869		$121,220

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2015. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments (dollars in thousands).

Type of Loan	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate mortgage loans:
Commercial real estate	$7,444	17,955	32,448	57,847
Residential real estate and home equity	6,465	16,879	46,473	69,817
Construction	7,914	3,134	6,445	17,493

Total real estate mortgage	21,823	37,968	85,366	145,157

Commercial	13,437	23,735	3,057	40,229
Consumer	1,723	2,154	0	3,877

Total	$36,983	63,857	88,423	189,263

Sensitivity. For loans due after one year or more, the following table presents the sensitivities to changes in interest rates at December 31, 2015 (dollars in thousands):

Type of Loans	Fixed Interest Rate	Floating Interest Rate	Total
Real estate mortgage loans:
Commercial real estate	$19,234	31,169	50,403
Residential real estate and home equity	16,761	46,591	63,352
Construction	396	9,183	9,579

Total real estate mortgage	36,391	86,943	123,334

Commercial	9,580	17,212	26,792
Consumer	2	2,152	2,154

Total	$45,973	106,307	152,280

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned, (“OREO”). Nonperforming loans include loans that are on nonaccrual status which includes nonperforming loans restructured as trouble debt restructurings, where we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower, and loans past due greater than 90 days and still accruing interest. OREO consists of real property acquired through foreclosure. We account for troubled debt restructurings in accordance with ASC 310, “Receivables.”

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with guidance on these standards. Loans totaling $144,000 were deemed to be impaired under the Bank’s policy at December 31, 2015, while loans totaling $237,000 and $382,000 were deemed to be impaired under the Bank’s policy at December 31, 2014, and 2013, respectively.

At December 31, 2015 and December 31, 2014, we had the same two non-accruing loans in the aggregate amount of $137,000 and $171,000, respectively. We had no non-accruing loans at December 31, 2013.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2015, December 31, 2014, and December 31, 2013, approximately 76.7%, 78.2%, and 78.3%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO also is relevant to the credit quality of a loan portfolio. As of December 31, 2015, December 31, 2014, and December 31, 2013, there were $137,000, $171,000, and $0, respectively, in nonperforming loans and OREO.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information (dollars in thousands).

	At December 31,
	2015	2014	2013

Total nonperforming loans	$137	171	0

OREO	0	0	0

Total nonperforming assets	$137	171	0

Total nonperforming loans as a percentage of total loans	0.07%	0.11%	0.00%
Total nonperforming assets as a percentage of total assets	0.06%	0.08%	0.00%

Allowance for Loan Losses

As of December 31, 2015, our ALLL was allocated mostly to inherent loan losses using historical loss experience and qualitative risk factors, but we also had a $69,000 allocation for specific loan losses. Our ALLL was allocated as follows, as of the indicated dates (dollars in thousands).

	As of December 31,
	2015		2014		2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial real estate	$707	30.6%	$641	30.6%	$604	36.4%
Residential real estate and home equity	868	36.9	594	28.3	545	31.4
Construction	246	9.2	263	12.5	175	10.5
Commercial	596	21.3	562	26.8	387	20.0
Consumer	56	2.0	38	1.8	23	1.7

Total loans	$2,473	100.0%	$2,098	100.0%	$1,734	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the periods indicated (dollars in thousands):

	As of December 31,
	2015	2014	2013

ALLL at beginning of period	$2,098	1,734	1,243

Charge-offs:
Commercial real estate	0	(532)	0
Residential and home equity	0	0	0
Construction	0	0	(47)
Commercial	(52)	0	0
Consumer	(7)	(16)	(1)

Total charge-offs	(59)	(548)	(48)

Recoveries:
Commercial real estate	0	128	0
Residential and home equity	0	0	0
Construction	0	0	0
Commercial	0	36	26
Consumer	1	1	0

Total recoveries	1	165	26

Net charge-offs	(58)	(383)	(22)

Provision for loan losses charged to operations	433	747	513

ALLL at end of year	$2,473	2,098	1,734

Ratio of net charge-offs during the year to average loans outstanding during the year	0.03%	0.28%	0.02%

ALLL as a percentage of total loans at end of year	1.31%	1.36%	1.41%

ALLL as a percentage of nonperforming loans (1)	1,805.11%	1,226.90%	N/A

(1)	There were no nonperforming loans in 2013.

We believe that our ALLL at December 31, 2015, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Management believes that substantially all of our depositors are residents in our primary market area. Total deposits were $217.6 million at December 31, 2015, compared to $184.0 million at December 31, 2014, a $33.6 million, or 18.3%, increase.

The following table sets forth the distribution by type of our deposit accounts at the dates indicated (dollars in thousands):

	As of December 31,
	2015		2014
Deposit Types	Amount	% of Deposits	Amount	% of Deposits

Noninterest-bearing deposits	$50,158	23.1%	$43,148	23.5%
Money-market accounts	118,922	54.7	98,565	53.6
NOW	20,965	9.6	20,626	11.2
Savings	4,914	2.3	2,975	1.6

Subtotal	194,959	89.6	165,314	89.9

Time deposits:
0.00 – 0.50%	10,374	4.8	7,509	4.1
0.51 – 1.00%	11,779	5.4	9,267	5.0
1.01 – 1.50%	461	0.2	966	0.5
1.51 – 2.00%	0	0.0	915	0.5
2.01 – 2.50%	0	0.0	0	0.0

Total time deposits	22,614	10.4	18,657	10.1

Total deposits	$217,573	100.0%	$183,971	100.0%

The following table presents the maturities of our time deposits of $100,000 or more as of December 31, 2015, (dollars in thousands):

Due in three months of less	$2,452
Due from three months to six months	1,642
Due from six months to one year	8,607
Due over one year	5,517

Total	$18,218

Borrowings

Deposits are the primary source of funds for our lending and investment activities and general business purposes; however, as an alternate source of liquidity, we may obtain advances from the Federal Home Loan Bank of Atlanta “FHLB,” sell investment securities subject to our obligation to repurchase them, purchase federal funds from designated correspondent banks, and engage in overnight borrowing from the Federal Reserve, correspondent banks, or client repurchase agreements. The level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs.

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2015, to borrow up to $36.7 million. There were no advances outstanding at December 31, 2015 or December 31, 2014.

At December 31, 2014, we had a repurchase agreement with a client that required the Company to pledge securities as collateral for borrowing under the agreement. At December 31, 2014, the outstanding balance of such borrowings totaled $2.7 million and the Company pledged securities with a market value of $3.6 million as collateral for the agreement. In June 2015, the repurchase agreement contract was terminated and the funds were moved to deposits within the Bank.

The following table summarizes our borrowings for the respective time periods (dollars in thousands):

	At December 31,
	2015	2014

Balance outstanding at year-end	$0	2,699
Average balance outstanding during the year	$1,223	3,592
Average interest rate paid	1.0%	1.0%
Maximum amount outstanding at any month-end during year	$2,661	5,733

Capital Adequacy

Stockholder’s equity was $24.9 million as of December 31, 2015, compared to $22.9 million as of December 31, 2014. As of December 31, 2015, no dividends had been paid or declared; however, the Company announced on January 28, 2016, its first annual dividend of $0.05 per share of common stock payable on March 8, 2016 to shareholders of record on February 18, 2016.

On December 11, 2013, PMHG commenced a public offering of up to 1,200,000 shares of its common stock for $12.50 per share (the “Offering”) in order to raise additional capital. The Offering ended on December 31, 2014. The Company sold 425,619 shares of common stock and raised $4.96 million, net of expenses.

As of December 31, 2015, the Bank was considered to be “well capitalized” with a 9.48% Tier 1 Leverage ratio; a 12.79% Common Equity Tier 1 Risk-based Capital ratio and Tier 1 Risk-based Capital ratio, and a 14.05% Total Risk-based Capital ratio.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2015:
Tier 1 Leverage Capital Ratio	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1 Risk-based Capital Ratio	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-based Capital Ratio	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-based Capital Ratio	25,810	14.05	14,701	8.00	18,377	10.00

As of December 31, 2014:
Tier 1 Capital to Average Assets	19,589	9.52	8,227	4.00	10,284	5.00
Tier 1 Capital to Risk-Weighted Assets	19,589	12.84	6,102	4.00	9,154	6.00
Total Capital to Risk-Weighted Assets	21,498	14.09	12,206	8.00	15,257	10.00

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

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of December 31, 2015, was $9.6 million.

As discussed above, at December 31, 2015, total deposits were approximately $217.6 million, of which $18.1 million were in certificates of deposits of $100,000 or more. Also, as a member of FHLB, we have access to approximately $36.7 million of available lines of credit secured by qualifying collateral as of December 31, 2015, in addition to $10.2 million in lines of credit we maintain with correspondent banks. As of December 31, 2015, we had no outstanding balances under our lines of credit. All draws under these lines are subject to approval by the correspondent bank.

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

Standby letters of credit are written conditional commitments issued by us to guarantee the client will fulfill his or her contractual financial obligations to a third party. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek repayment from the client.

We minimize our exposure to loss under loan commitments, guaranteed accounts, and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2015 (dollars in thousands):

Commitments to extend credit	$3,940
Construction loans in process	4,799
Unused lines of credit	31,730
Guaranteed accounts	116
Standby financial letters of credit	1,097

Total of off-balance sheet instruments	$41,682

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prime Meridian Holding Company

Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 22, 2016

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except share amounts)

	December 31,
	2015	2014
Assets

Cash and due from banks	$3,528	3,757
Federal funds sold	4,657	3,611
Interest-bearing deposits	244	187

Total cash and cash equivalents	8,429	7,555

Securities available for sale	38,063	42,397
Loans held for sale	2,722	1,871
Loans, net of allowance for loan losses of $2,473 and $2,098	187,076	151,869
Federal Home Loan Bank stock	189	186
Premises and equipment, net	4,222	3,563
Deferred tax asset	368	362
Accrued interest receivable	692	624
Bank-owned life insurance	1,662	1,613
Other assets	621	318

Total assets	$244,044	210,358

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	50,158	43,148
Savings, NOW and money-market deposits	144,801	122,166
Time deposits	22,614	18,657

Total deposits	217,573	183,971

Other borrowings	0	2,699
Official checks	744	368
Other liabilities	794	453

Total liabilities	219,111	187,491

Commitments and contingencies (Notes 4, 8 and 15)

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,975,329 and 1,941,617 issued and outstanding	20	19
Additional paid-in capital	20,415	20,056
Retained earnings	4,442	2,738
Accumulated other comprehensive income	56	54

Total stockholders’ equity	24,933	22,867

Total liabilities and stockholders’ equity	$244,044	210,358

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
Interest income:
Loans	$8,359	7,134
Securities	883	922
Other	47	60

Total interest income	9,289	8,116

Interest expense:
Deposits	697	625
Other borrowings	20	36

Total interest expense	717	661

Net interest income	8,572	7,455

Provision for loan losses	433	747

Net interest income after provision for loan losses	8,139	6,708

Noninterest income:
Service charges and fees on deposit accounts	152	138
Mortgage banking revenue	546	309
Income from bank-owned life insurance	49	51
Gain on sale of securities available for sale	95	60
Other income	228	152

Total noninterest income	1,070	710

Noninterest expenses:
Salaries and employee benefits	3,523	3,210
Occupancy and equipment	1,016	825
Professional fees	375	395
Advertising	425	320
FDIC/State Assessment	114	125
Software maintenance	196	178
Other	1,012	845

Total noninterest expenses	6,661	5,898

Earnings before income taxes	2,548	1,520

Income taxes	844	514

Net earnings	$1,704	1,006

Basic earnings per share	$0.88	0.59

Diluted earnings per share	$0.87	0.58

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2015	2014

Net earnings	$1,704	1,006

Other comprehensive gain (loss):
Change in unrealized gain on securities:
Unrealized gain arising during the year	98	646
Reclassification adjustment for realized gains	(95)	(60)

Net change in unrealized gain	3	586

Deferred income taxes on above change	(1)	(217)

Total other comprehensive income	2	369

Comprehensive income	$1,706	1,375

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015 and 2014

($ in thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity

Balance at December 31, 2013	1,498,937	$15	14,929	1,732	(315)	16,361

Net earnings	0	0	0	1,006	0	1,006

Net change in unrealized gain on available for sale securities, net of income taxes of $217	0	0	0	0	369	369

Proceeds from sale of common stock, net of $365 in offering costs	425,619	4	4,951	0	0	4,955

Proceeds from stock options exercised	14,200	0	142	0	0	142

Common stock issued as compensation to directors	2,861	0	32	0	0	32

Stock-based compensation	0	0	2	0	0	2

Balance at December 31, 2014	1,941,617	19	20,056	2,738	54	22,867

Net earnings	0	0	0	1,704	0	1,704

Net change in unrealized gain on available for sale securities, net of income taxes of $1	0	0	0	0	2	2

Proceeds from stock options exercised	30,540	1	305	0	0	306

Common stock issued as compensation to directors	3,172	0	39	0	0	39

Stock-based compensation	0	0	15	0	0	15

Balance at December 31, 2015	1,975,329	$20	20,415	4,442	56	24,933

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$1,704	1,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	446	400
Provision for loan losses	433	747
Net amortization of deferred loan fees	(346)	(9)
Deferred income taxes	(7)	(153)
Gain on sale of securities available for sale	(95)	(60)
Amortization of premiums, discounts on securities available for sale	425	453
Gain on loans held for sale	(488)	(273)
Proceeds from the sale of loans held for sale	30,319	16,380
Loan originated as held for sale	(30,682)	(17,828)
Stock issued as compensation to directors	39	32
Stock-based compensation expense	15	2
Income from bank-owned life insurance	(49)	(51)
Net increase in accrued interest receivable	(68)	(108)
Increase in capitalized offering cost	0	218
Net increase in other assets	(303)	(135)
Net increase (decrease) in other liabilities and official checks	717	(207)

Net cash provided by operating activities	2,060	414

Cash flows from investing activities:
Loan originations, net of principal repayments	(35,294)	(32,259)
Purchase of securities available for sale	(12,978)	(12,364)
Principal repayments of securities available for sale	10,252	8,150
Proceeds from the sales of securities available for sale	4,691	4,587
Maturities and calls of securities available for sale	2,042	1,494
(Purchase) Redemption of Federal Home Loan Bank stock	(3)	18
Proceeds from sale of other real estate owned	0	872
Purchase of premises and equipment	(1,105)	(206)

Net cash used in investing activities	(32,395)	(29,708)

Cash flows from financing activities:
Net increase in deposits	33,602	606
Decrease in other borrowings	(2,699)	(3,020)
Proceeds from stock options exercised	306	142
Proceeds from sale of common stock	0	4,955

Net cash provided by financing activities	31,209	2,683

Net increase (decrease) in cash and cash equivalents	874	(26,611)

Cash and cash equivalents at beginning of year	7,555	34,166

Cash and cash equivalents at end of year	$8,429	7,555

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$713	659

Income taxes	$989	551

Noncash transactions
Accumulated other comprehensive income, net change in unrealized gain on sale of securities available for sale, net of taxes	$2	369

Loans transferred from Other Real Estate Owned	$0	872

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2015 and 2014 and for the Years Then Ended

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

Cash and Cash Equivalents. For purposes of the statement of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits due from banks, all of which have original maturities of less than ninety days.

At December 31, 2015 and 2014, the Company was required by law or regulation to maintain cash reserves with the Federal Reserve Bank, in noninterest-bearing accounts with other banks or in the vault in the amounts of $1,114,000 and $1,026,000, respectively.

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from operations and reported in accumulated other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale include mortgage loans and Small Business Administration (“SBA”) loans originated which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. Gains on loans held for sale are reported on the Consolidated Statement of Earnings under noninterest income in either gain on sale of SBA loans or mortgage banking revenue. At December 31, 2015 loans held for sale were $2,722,000 compared to $1,871,000 at December 31, 2014.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

Commitment and loan origination fees are deferred and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms that a loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the year ended December 31, 2015.

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

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding thirty-six months. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include any deterioration of property values, reduced consumer and business spending as a result of unemployment and reduced credit availability, and a lack of confidence in the economy. The historical experience is adjusted for the following qualitative factors: (a) changes in lending policies and procedures, risk selection and underwriting standards; (b) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (c) changes in the experience, ability and depth of lending management and other relevant staff; (d) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (e) quality of loan review and Board of Directors oversight; (f) changes in the nature and volume of the loan portfolio and terms of loans; (g) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (h) changes in collateral dependent loans; and (i) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

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

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2015, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns. Income taxes are allocated to the Holding Company and Bank as if separate income tax returns were filed.

Derivative Financial Instruments. Derivative financial instruments are recognized as assets or liabilities in the consolidated balance sheets and measured at fair value. The Company enters into commitments to originate loans whereby the interest-rate on the loan is determined prior to funding (rate lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, the difference between current levels of interest rates and the committed rates is also considered. Rate lock commitments at December 31, 2015 and 2014 were immaterial.

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

Securities classified within Level 3 include certain asset-backed securities.

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

Loans Held for Sale. Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices. Fair values are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Loans. Fair values for variable rate loans, fixed-rate mortgage loans (e.g. one-to-four family residential), commercial real estate loans and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable (Level 3).

Federal Home Loan Bank Stock. The fair value of the Company’s investment in Federal Home Loan Bank stock is based on its redemption value (Level 3).

Accrued Interest Receivable. The carrying amounts of accrued interest approximate their fair values (Level 3).

Bank-owned Life Insurance. The carrying amounts of the Company’s investment in bank-owned life insurance approximate their fair value (Level 3).

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

Stock Option Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes stock option compensation in the statements of earnings as the options vest.

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

Recent Accounting Standards Update. In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significate assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Bank/Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Bank’s/Company’s other deferred tax assets. These amendments are effective for the Bank/Company beginning January 1, 2018 (January 1, 2017 for public entities). The adoption of this guidance is not expected to have a material impact on the Bank’s/Company’s consolidated financial statements.

Recent Regulatory Developments. The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s/Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Effective January 1, 2015, the Bank, became subject to the new Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive (loss) income from regulatory capital.

As of December 31, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain a minimum Common equity Tier 1 capital ratio, Tier 1 capital ratio, Total capital ratio and Tier 1 leverage ratio as set forth in the table. Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table:

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2015:
Tier 1 Leverage Capital Ratio	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1 Risk-based Capital Ratio	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-based Capital Ratio	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-based Capital Ratio	25,810	14.05	14,701	8.00	18,377	10.00

As of December 31, 2014:
Tier 1 Capital to Average Assets	19,589	9.52	8,227	4.00	10,284	5.00
Tier 1 Capital to Risk-Weighted Assets	19,589	12.84	6,102	4.00	9,154	6.00
Total Capital to Risk-Weighted Assets	21,498	14.09	12,206	8.00	15,257	10.00

(2)	Securities Available for Sale

Securities have been classified according to management’s intention. The carrying amount of securities and their fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2015:
U.S. Government agency securities	$8,376	61	(9)	8,428
Municipal securities	9,532	130	(54)	9,608
Mortgage-backed securities	20,065	52	(90)	20,027

	$37,973	243	(153)	38,063

At December 31, 2014:
U.S. Government agency securities	6,943	19	(99)	6,863
Municipal securities	9,497	113	(79)	9,531
Mortgage-backed securities	25,870	228	(95)	26,003

	$42,310	360	(273)	42,397

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2015:
U.S. Government agency securities	$8,428	0	8,428	0
Municipal securities	9,608	0	9,608	0
Mortgage-backed securities	20,027	0	20,027	0

	$38,063	0	38,063	0

At December 31, 2014:
U.S. Government agency securities	6,863	0	6,863	0
Municipal securities	9,531	0	9,531	0
Mortgage-backed securities	26,003	0	26,003	0

	$42,397	0	42,397	0

During the year ended December 31, 2015 and 2014, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2015:

Due in one to five years	$1,707	1,691
Due five to ten years	12,082	12,191
Due after ten years	4,119	4,154
Mortgage-backed securities	20,065	20,027

	$37,973	38,063

The following summarizes sales of securities available for sale (in thousands):

	Year Ended December, 31
	2015	2014

Proceeds received from sales	$4,691	4,587

Gross gains	96	60
Gross losses	(1)	0

Net gain from sale of securities	$95	60

At December 31, 2015 and 2014, securities with a fair value of $9,601,000 and $7,054,000, respectively, were pledged as collateral for public deposits and for other borrowings with clients.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2015:
U.S. Government agency securities	$(9)	1,616	$0	0
Municipal securities	(14)	1,620	(40)	1,224
Mortgage-backed securities	(40)	10,803	(50)	2,018

	$(63)	14,039	$(90)	3,242

At December 31, 2014:
U.S. Government agency securities	0	0	(99)	5,945
Municipal securities	(2)	269	(77)	3,026
Mortgage-backed securities	(47)	8,250	(48)	1,705

	$(49)	8,519	$(224)	10,676

The unrealized losses on twenty-two securities at December 31, 2015 were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans

The segments and classes of loans are as follows (in thousands):

	At December 31,
	2015	2014
Real estate mortgage loans:
Commercial	$57,847	52,661
Residential and home equity	69,817	51,858
Construction	17,493	15,876

Total real estate mortgage loans	145,157	120,395

Commercial loans	40,229	30,755
Consumer and other loans	3,877	2,877

Total loans	189,263	154,027

Less:
Net deferred loan costs (fees)	286	(60)
Allowance for loan losses	(2,473)	(2,098)

Loans, net	$187,076	151,869

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

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that is typically owner-occupied, but also includes nonowner-occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. The maturity for this type of loan is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Bank typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flow and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential, and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

Residential and Home Equity. The Company offers first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally on the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Bank offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year or 5-year adjustable rate mortgage; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market.

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

Commercial Loans. The Bank offers a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and U.S. Small Business Administration (SBA) loans to small and midsized businesses. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral. Valuation of business collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. The Bank currently offers SBA 504 and SBA 7A loans. SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower’s creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other factors of risk could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt, unless secured by liquid collateral or as otherwise justified.

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

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans
	Commercial	Residential and Home Equity	Construction	Commercial	Consumer and Other Loans	Total
Year Ended December 31, 2015:
Beginning balance	$641	594	263	562	38	2,098
Provision (credit) for loan losses	66	274	(17)	86	24	433
Net (charge-offs) recoveries	0	0	0	(52)	(6)	(58)

Ending balance	$707	868	246	596	56	2,473

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$0	0	0	137	7	144

Balance in allowance for loan losses	$0	0	0	62	7	69

Collectively evaluated for impairment:
Recorded investment	$57,847	69,817	17,493	40,092	3,870	189,119

Balance in allowance for loan losses	$707	868	246	534	49	2,404

Year Ended December 31, 2014:
Beginning balance	604	545	175	387	23	1,734
Provision for loan losses	441	49	88	139	30	747
Net (charge-offs) recoveries	(404)	0	0	36	(15)	(383)

Ending balance	$641	594	263	562	38	2,098

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$0	0	0	229	8	237

Balance in allowance for loan losses	$0	0	0	92	6	98

Collectively evaluated for impairment:
Recorded investment	$52,661	51,858	15,876	30,526	2,869	153,790

Balance in allowance for loan losses	$641	594	263	470	32	2,000

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage Loans
	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total

At December 31, 2015:
Grade:
Pass	$52,097	65,367	17,204	39,607	3,836	178,111
Special mention	5,750	3,396	163	461	32	9,802
Substandard	0	1,054	126	161	9	1,350
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0

Total	$57,847	69,817	17,493	40,229	3,877	189,263

At December 31, 2014:
Grade:
Pass	50,654	47,357	15,714	30,006	2,801	146,532
Special mention	0	3,065	154	520	68	3,807
Substandard	2,007	1,436	8	229	8	3,688
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0

Total	$52,661	51,858	15,876	30,755	2,877	154,027

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, construction and nonowner-occupied commercial real estate loans and commercial relationships in excess of $500,000 are reviewed at least annually. The Company determines the appropriate loan grade during the renewal process and reevaluates the loan grade in situations when a loan becomes past due.

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

At December 31, 2015, there was one loan over thirty days past due, no loans past due ninety days or more but still accruing and two loans on nonaccrual. Age analysis of past-due loans at December 31, 2015 and 2014 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2015:
Real estate mortgage:
Commercial	$0	0	0	0	57,847	0	57,847
Residential and home equity	0	0	0	0	69,817	0	69,817
Construction	0	0	0	0	17,493	0	17,493
Commercial	0	0	0	0	40,092	137	40,229
Consumer/other	0	0	0	0	3,877	0	3,877

Total	$0	0	0	0	189,126	137	189,263

At December 31, 2014:
Real estate mortgage:
Commercial	0	0	0	0	52,661	0	52,661
Residential and home equity	0	0	0	0	51,858	0	51,858
Construction	0	0	0	0	15,876	0	15,876
Commercial	18	0	0	0	30,566	171	30,755
Consumer/other	0	0	0	0	2,877	0	2,877

Total	$18	0	0	0	153,838	0	154,027

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At December 31, 2015:

Commercial loans	$0	0	137	137	62	137	137	62
Consumer	0	0	7	7	7	7	7	7

Total	$0	0	144	144	69	144	144	69

At December 31, 2014:

Commercial loans	$0	0	229	229	92	229	229	92
Consumer	0	0	8	8	6	8	8	6

Total	$0	0	237	237	98	237	237	98

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class are as follows (in thousands):

	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Year Ended December 31, 2015:
Commercial	$270	12	12
Consumer	7	1	1

Total	$277	13	13

Year Ended December 31, 2014:
Commercial	244	14	14
Consumer	8	1	1

Total	$252	15	15

There were no loans measured at fair value on a nonrecurring basis at December 31, 2015. Impaired collateral-dependent loans measured at fair value on a nonrecurring basis by loan class at December 31, 2014 are as follows (in thousands):

						Losses
	At Year End					Recorded
	Fair Value	Level 1	Level 2	Level 3	Total Losses	During the Year
Commercial loans	$74	0	0	74	52	52
Consumer loans	0	0	0	0	7	7

Total	74	0	0	74	59	59

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The Company grants the majority of its loans to borrowers throughout Leon County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy of this area. The Company does not have any significant concentrations to any one industry or customer.

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2015	2014

Land	$690	400
Building	2,449	2,399
Leasehold improvements	377	364
Furniture, fixtures and equipment	930	778
Computer and software	1,723	1,399
Construction in progress	275	0

Total, at cost	6,444	5,340

Less accumulated depreciation and amortization	(2,222)	(1,777)

Premises and equipment, net	$4,222	3,563

The Company leases certain office facilities under an operating lease which expires in 2017, but has two 5-year options to extend. This lease requires monthly lease payments and common area maintenance charges and has options to renew. This lease contains escalation clauses during the term of the lease. Rent expense under this operating lease during the years ended December 31, 2015 and 2014 was $137,000 and $88,000, respectively. Future minimum rental commitments under this noncancelable lease are as follows (in thousands):

Year Ending December 31,	Amount
2016	$85
2017	91
2018	98
2019	98
2020	98
Thereafter	709

$1,179

(5)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $18.1 million and $15.2 million at December 31, 2015 and 2014, respectively.

A schedule of maturities of time deposits follows (in thousands):

Year Ending December 31,	Amount
2016	$16,627
2017	5,303
2018	255
2019	429

$22,614

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6)	Other Borrowings

The Company entered into a repurchase agreement with a customer. This agreement requires the Company to pledge securities as collateral for borrowings under this agreement. A summary of other borrowings follows ($ in thousands):

	At December 31,
	2015	2014

Balance outstanding at year-end	$0	2,699
Average balance outstanding during the year	1,223	3,592
Average interest rate paid	1.0%	1.0%
Maximum amount outstanding at any month-end during year	2,661	5,733
Pledged securities at year-end	0	3,558

The Company has pledged collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) for future advances which will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $36.7 million as of December 31, 2015 from the FHLB. There were no advances outstanding at December 31, 2015 or 2014. The Company also has available credit of $10.2 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank.

(7)	Income Taxes

The components of the income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$828	560
State	23	107

Total current	851	667

Deferred:
Federal	(25)	(123)
State	18	(30)

Total deferred	(7)	(153)

Total income taxes	$844	514

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)	Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate of 34% and the effective tax rates are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2015		2014
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings

Income taxes at statutory rate	$866	34.0%	$517	34.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	27	1.1	51	3.3
Tax-exempt income	(43)	(1.7)	(42)	(2.7)
Other nondeductible expenses	(6)	(0.3)	(12)	(0.8)

	$844	33.1%	$514	33.8%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$848	710
Organizational and start-up costs	101	116
Stock-based compensation	18	18

Other	9	60

Deferred tax assets	976	904

Deferred tax liabilities:
Accrual to cash conversion	(89)	(139)
Deferred loan costs	(293)	(109)
Premises and equipment	(192)	(261)
Unrealized gains on securities available for sale	(34)	(33)

Deferred tax liabilities	(608)	(542)

Net deferred tax asset (liability)	$368	362

The Company files consolidated income tax returns in the U.S. federal jurisdiction, and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2012.

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

Commitments to extend credit, construction loans in process and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those secured letters of credit totaled $623,000 at December 31, 2015.

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

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2015 are as follows (in thousands):

Commitments to extend credit	$3,940

Construction loans in process	$4,799

Unused lines of credit	$31,730

Standby letters of credit	$1,097

Guaranteed Accounts	$116

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Stock Option Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the amount of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2015, no stock options, stock appreciation rights, performance shares, or phantom stock shares had been issued under the 2015 Plan. As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant.

A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	134,000	10.01

Options exercised	(14,200)	10.00

Options forfeited	(11,400)	$10.00

Outstanding at December 31, 2014	108,400	$10.01

Options granted	15,000	12.50

Options exercised	(30,540)	10.00

Options forfeited	(17,360)	11.44

Outstanding at December 31, 2015	75,500	$10.19	3.3 years

Exercisable at December 31, 2015	68,400	10.01	3.1 years	$159,000

At December 31, 2015, there was $2,000 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of twenty-two months. The total fair value of shares vesting and recognized as compensation expense was $15,000 and $2,000 in the years ended December 31, 2015 and 2014, respectively. The associated income tax benefit recognized was $5,000 and $0 for the years ended December 31, 2015 and 2014, respectively.

The fair value of each option granted during the year ended December 31, 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2015

Weighted-average risk-free interest rate	0.89%
Expected dividend yield	—
Expected stock volatility	8.13%
Expected life in years	3.0
Per share fair value of options issued during the year	$0.87

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Stock Option Plan, Continued

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

The Company sponsors a 401(k) profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit sharing plan are discretionary and determined annually. Contributions to the plan for the years ended December 31, 2015 and 2014 were $100,000 and $102,000, respectively.

(11)	Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following table summarizes these transactions (in thousands):

	Year Ended December 31,
	2015	2014
Loans:
Beginning balance	$6,107	4,464
Originated during the year	283	2,727
Principal repayments	(308)	(1,084)

Ending balance	$6,082	6,107

Deposits at year end	$18,166	16,510

The Company leases an office facility from a related party. Rent expense under the operating lease during the years ended December 31, 2015 and 2014 was $137,000 and $88,000, respectively. In addition, the Bank has contracted with a related party to perform loan reviews of the Bank’s loan portfolio. Loan review expenses totaled $20,000 in both the year ended December 31, 2015 and the year ended December 31, 2014.

During July, 2015, the Bank purchased three acres of land in Wakulla County, Florida from a related party for $290,000 for the purpose of building a branch office.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		At December 31,
		2015		2014
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$8,429	8,429	7,555	7,555
Securities available for sale	2	38,063	38,063	42,397	42,397
Loans held for sale	3	2,722	2,791	1,871	1,923
Loans, net	3	187,076	188,784	151,869	148,588
Federal Home Loan Bank stock	3	189	189	186	186
Accrued interest receivable	3	692	692	624	624
Bank-owned life insurance	3	1,662	1,662	1,613	1,613

Financial liabilities:
Deposits	3	217,573	217,652	183,971	184,057
Other borrowings	3	0	0	2,699	2,699
Off-balance-sheet financial instruments	3	0	0	0	0

(13)	Dividend Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14)	Regulatory Matters, Continued

As of December 31, 2015, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2015
Tier 1 Leverage Capital	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1 Risk-based Capital	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-based Capital	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-based Capital	25,810	14.05	14,701	8.00	18,377	10.00

As of December 31, 2014
Tier 1 Capital to Average Assets	19,589	9.52	8,227	4.00	10,284	5.00
Tier 1 Capital to Risk-based Assets	19,589	12.84	6,102	4.00	9,154	6.00
Total Capital to Risk-Weighted Assets	21,498	14.09	12,206	8.00	15,257	10.00

(15)	Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s financial statements. As of December 31, 2015, there is no pending or threatened litigation of which management is aware.

(16)	Earnings Per Share

Earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. (dollars in thousands, except per share amounts):

	2015			2014
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Year Ended December 31:
Basic EPS:
Net earnings	$1,704	1,945,980	$0.88	$1,006	1,709,746	$0.59
Effect of dilutive securities-
Incremental shares from assumed conversion of options		9,593			16,916

Diluted EPS:
Net earnings	$1,704	1,955,573	$0.87	$1,006	1,726,662	$0.58

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(17)	Common Stock Offering

The Company filed a Registration Statement with the Securities and Exchange Commission which became effective on December 11, 2013. The Company offered up to 1,200,000 shares of common stock for $12.50 per share through December 31, 2014, when the Stock Offering was closed. The Company sold 425,619 shares and raised $4.96 million, net of expenses.

(18)	Reclassification

Certain noninterest expenses were reclassified from other noninterest expense and occupancy and equipment to advertising and FDIC/State assessment for the year ended December 31, 2014 to conform to 2015 presentation. The reclassification of expenses had no effect on net earnings.

(19)	Parent Company Only Financial Information

The Holding Company’s unconsolidated financial information follows:

Condensed Balance Sheets

(In thousands)

	At December 31
	2015	2014
Assets
Cash	$1,139	3,132
Investment in subsidiary	23,567	19,643
Other assets	227	92

Total assets	$24,933	22,867

Stockholders’ Equity
Stockholders’ equity	24,933	22,867

Total liabilities and stockholders’ equity	$24,933	22,867

Condensed Statements of Operations

(In thousands)

	Year Ended December 31,
	2015	2014
Revenues	$0	0
Expenses	(322)	(110)
Income tax benefit	119	41

Loss before earnings of subsidiary	(203)	(69)

Net earnings of subsidiary	1,907	1,075

Net earnings	$1,704	1,006

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19)	Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$1,704	1,006
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(1,907)	(1,075)
Stock issued as compensation	39	32
Increase (decrease) in other assets	(135)	177
Decrease in liabilities	0	(218)

Net cash used in operating activities	(299)	(78)

Cash flow from financing activities:
Proceeds from sale of common stock	0	4,955
Proceeds from stock options exercised	306	142

Net cash provided by financing activities	306	5,097

Cash flow from investment activities:
Cash dividend received from bank subsidiary	0	300
Capital infusion in subsidiary	(2,000)	(2,200)

Net cash used in investing activities	(2,000)	(1,900)

Net (decrease) increase in cash	(1,993)	3,119

Cash at beginning of the year	3,132	13

Cash at end of year	$1,139	3,132

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive (loss) income of subsidiary, net change in unrealized gain on securities available for sale, net of tax	$2	369

Stock-based compensation expense of subsidiary	$15	2

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that PMHG files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of PMHG’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company used the criteria most recently set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of PMHG’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Boards of Directors of PMHG and the Bank are each composed of the same fourteen members. The members of both Boards of Directors are elected each year for one year terms. Our shareholders elect the Company’s Board of Directors, while the Company (as the sole shareholder), elects the Board of Directors of the Bank. Executive officers of the Company and of the Bank are elected by the respective Board of Directors and hold office until their successors are elected.

The following table lists the names and ages of all directors and executive officers of the Company and the Bank and indicates all positions and offices with PMHG and the Bank held by each person. Also included in the table is the year in which each person commenced service with Prime Meridian, and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

Name	Age	Position with the Company	Position with the Bank	Year Joined Prime Meridian	Principal Occupation

William D. Crona	67	Director	Director	2010	Financial Consultant, Investor & CPA
Sammie D. Dixon, Jr.	46	CEO, President, Director	CEO, President, Director	2010	Chief Executive Officer & President
Steven L. Evans	68	Director	Director	2010	Retired IBM Executive
R. Randy Guemple	64	CFO, EVP, Director	CFO, EVP, Director	2010	Executive Vice President, Chief Financial Officer(1)
Chris L. Jensen, Jr.	59	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Kathleen C. Jones	62	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer(2)
Robert H. Kirby	49	Director	Director	2010	Businessman, Partner in Rehab Technologies
Frank L. Langston	58	Director	Director	2010	Principal of NAI TALCOR
Todd A. Patterson, D.O.	65	Director	Director	2010	Osteopathic Physician
L. Collins Proctor, Sr.	46	Director	Director	2010	Partner/Chief Operating Officer kW Control - Holdings, LLC
Garrison A. Rolle, M.D.	54	Director	Director	2010	Orthopedic Surgeon
Steven D. Smith	63	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee
Marjorie R. Turnbull	75	Director	Director	2010	Consultant
Susan Payne Turner	49	N/A	EVP, Chief Risk Officer	2015	Executive Vice President, Chief Risk Officer
Richard A. Weidner	71	Chairman	Chairman	2010	CPA, Partner with Carr, Riggs & Ingram, LLC

(1)	Director Guemple became Executive Vice President and Chief Financial Officer of the Company and of the Bank on January 1, 2016.
(2)	Director Jones retired from her positions as Executive Vice President and Chief Financial Officer of the Company and the Bank on December 31, 2015.

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information.

Executive Officers

Sammie D. Dixon, Jr., is the Company’s and the Bank’s Chief Executive Officer and President, as well as a member of both Boards of Directors. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. Before that, he served as Chief Executive Officer and President for Bank of Thomas County, Georgia. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. Mr. Dixon began his banking career with NationsBank in 1997. Mr. Dixon is active in the community as a member of the Rotary Club of Tallahassee, a Board member of Big Bend Hospice Foundation, and a member of the Tallahassee Memorial Hospital Foundation Board of Trustees. The Board of Directors believes that Mr. Dixon’s banking experience and intimate knowledge of the Bank qualify him to serve on our Board of Directors.

Kathleen C. Jones was part of the team which formed both the Bank and the Company and has been a member of the Board since 2011. She retired as the Company’s and the Bank’s Executive Vice President and Chief Financial Officer, effective December 31, 2015. Prior to joining the Bank, she spent thirty-six years with SunTrust Bank and its Tallahassee predecessor institutions. Mrs. Jones retired from SunTrust Bank in 2007, at the position of North Florida Regional Senior Vice President, Senior Banking Operations Manager. She is a 1978 graduate of Florida State University where she received a Bachelor of Science in Finance. She also is a 1988 graduate of the Graduate School of Banking of the South in Baton Rouge, Louisiana. Mrs. Jones is a member of Thomasville Road Baptist Church. The Board of Directors believes that Mrs. Jones’ extensive banking experience and intimate knowledge of the Company’s financial operations qualify her to serve on the Company’s Board of Directors.

R. Randy Guemple became the Company’s and the Bank’s Chief Financial Officer and Executive Vice President on January 1, 2016 and was a founding member of both of their Boards of Directors. Mr. Guemple is a certified public accountant who retired in 1998 from his positions as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida, where he also served on their respective Boards of Directors. He is a Past Chairman of the Financial Managers Society, Inc., headquartered in Chicago, Illinois. Mr. Guemple is also a Past Chairman of the Board of Trustees for the Tallahassee Memorial Healthcare Foundation, Inc. and an Emeritus Director of Elder Care Services, Inc. He also was a Past Chairman and Interim President of the Southern Scholarship Foundation, Inc. in Tallahassee, Florida, and an active Member of the Tallahassee Kiwanis Club. Mr. Guemple is a graduate of Florida State University where he received a Bachelor of Science in Accounting and his Masters of Business Administration. The Board of Directors believes that Mr. Guemple’s banking and finance experience along with his intimate knowledge of the Bank qualify him to serve on our Board of Directors.

Chris L. Jensen, Jr. is the Company’s Executive Vice President and the Bank’s Executive Vice President and Senior Lender. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over thirty five years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Boards of several local groups, including the Suwannee River Area Council for the Boy Scouts of America, and the Young Actors Theatre. The Board of Directors believes that Mr. Jensen’s extensive banking experience and intimate knowledge of the Bank’s lending activities and market qualify him to serve on the Company’s Board of Directors.

Susan Payne Turner has been with the Bank since 2013 and is presently the Bank’s Executive Vice President and Chief Risk Officer. She was formerly a Regional Retail Leader for Centennial Bank from 2010 to 2013, where she managed ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Prior to working with Centennial Bank, Mrs. Turner was the Chief Financial Officer and Vice President for Wakulla Bank, prior to it being placed into receivership and its operations being acquired by Centennial Bank. Her responsibilities at Wakulla Bank included financial statement preparation, budgeting, staff management and development; AML/BSA compliance; deposit compliance; facility expansion; GLBA-Technology; and audit/exam initiatives. Mrs. Turner began her banking career while working part-time in high school and has worked in many areas of banking including operations, marketing, compliance, financials and human resources. She is a graduate of Florida State University and received a Masters in Business Administration from Troy University in 2005. Mrs. Turner also graduated from the Graduate School of Banking at Louisiana State University. She is a Past Chair for the Tallahassee Community College Foundation and currently serves on the Foundation’s Board. She is Chairman for the Tallahassee Community College’s Alumni Association. She is also the Immediate Past Chair for the Wakulla County Senior Citizens’ Council and serves on the Wakulla County Chamber of Commerce Board as a Director Emeritus. Mrs. Turner is a member of the Coastal Optimist Club.

Nan Hillis was Executive Vice President and Chief Strategy Officer for the Bank until December 31, 2015. Mrs. Hillis was a former BB&T Region President. She previously oversaw bank operations for BB&T’s Central Florida Region, including 57 branches in Polk, Osceola, Orange, Seminole and Brevard counties, with deposits exceeding $2.7 billion. She served BB&T in the central

Florida area from July, 2006 to June, 2012. She joined BB&T in 2002 serving mostly as a corporate and community lender. As their city executive in Tallahassee, she later earned the bank’s highest internal recognition as a leader and revenue producer. Mrs. Hillis has a Bachelor’s Degree in Finance and Marketing from Florida State University (FSU). She is immediate past chair of the FSU College of Business Board of Governors, serves on the FSU Foundation Board of Trustees, and chairs the Audit Committee. She served as a former member of the National Board of Directors of The Girl Scouts of The USA, a position she held for nine years. Mrs. Hillis retired as EVP and Chief Strategy Officer on December 31, 2015 and became a Consultant to the Bank effective January 1, 2016.

Directors

William D. Crona is a certified public accountant. In 2005, he retired from a twenty-three year career with the accounting firm of Law, Redd, Crona and Munroe, P.A.,Tallahassee, Florida, where he served as a partner. He currently is a financial consultant and investor in the Tallahassee area. Mr. Crona serves on the boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, Calloway Corporation, TEC Incorporated, SAVA, the City of Tallahassee Citizen Advisory Board, Terra, and Verdicorp, Inc. The Board of Directors has determined that Mr. Crona’s financial and accounting experience, as well as his familiarity with the Tallahassee market area, qualify him to serve on the Company’s Board of Directors.

Steven L. Evans retired from a thirty year career with IBM in 2003. In 1986, he moved to Tallahassee, Florida, to assume responsibility for IBM’s Florida Public Sector Industry and to serve as IBM’s Senior State Executive for its Florida operations. In 1994, Mr. Evans became an IBM Vice President and assumed the responsibility of re-engineering and building IBM’s North American business focused on the K-20 industry. After graduating from the University of Michigan, Mr. Evans played in the St. Louis Cardinal Baseball organization for six years before joining IBM. Mr. Evans currently serves on the Boards of Florida Taxwatch Research Institute, Tallahassee Memorial Hospital, Ghost Controls, Inc., Municipal Code Corporation, FSU-Jim Moran Institute for Global Entrepreneurialism, Applied Fiber Holdings, Inc., The United Way of the Big Bend, and the State of Florida-Technology Advisory Board as well as serving as an Advisor for Elder Care Services and the FSU Marine Research Lab. The Board has concluded that Mr. Evans’ business experience and significant involvement in the community qualify him to serve on the Company’s Board of Directors.

Robert H. Kirby was elected to the Boards of the Company and the Bank in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, Southern Fidelity Mortgage Group of Huntsville, LLC, a mortgage brokerage company, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby received a Bachelor’s degree from the University of the South, Sewanee, Tennessee and a Masters of Business Administration from the University of Alabama, Tuscaloosa, Alabama. He serves on the Boards of a number of private companies and nonprofit organizations, including Maclay School and Tall Timbers Research, Inc. The Board of Directors has determined that Mr. Kirby’s business experience and knowledge of the Tallahassee market qualify him to serve on the Company’s Board of Directors.

Frank L. Langston has been a principal/owner, since 2000, with the real estate services company NAI TALCOR, located in Tallahassee. From 1990 to 2000, Mr. Langston was affiliated with NAI TALCOR as an independent contractor. After attending Auburn University, Mr. Langston entered the management training program of First Florida Banks in Tampa. While assigned to the Marketing Department, Mr. Langston gained valuable first hand real estate experience in locating bank branch locations around the state. In addition, he participated in strategic planning, new product development, and market analysis. From 1981 to 1984, Mr. Langston served as Marketing Director with the responsibility of business development for the Tallahassee office. In May 1989, he entered the commercial real estate business specializing in retail and office sales and leasing, and bank-owned real estate. Mr. Langston is a Certified Commercial Investment Member, a Florida licensed broker-salesman, and an Alabama licensed broker. He is also a member of the National Association of Realtors, the Florida Association of Realtors, and the Tallahassee Association of Realtors. He currently serves on the Advisory Board of the Masters of Real Estate Development Program at Auburn University and the Community Board of the Tallahassee Campus of the Florida State University College of Medicine. The Board believes that his business experience and knowledge of the real estate market qualify him to serve on the Company’s Board of Directors.

Todd A. Patterson, D.O., is a retired osteopathic physician and the former Director of the Neonatal Intensive Care Unit for Tallahassee Memorial Hospital. He is also one of the founders of the Tallahassee Ronald McDonald House. Dr. Patterson received his Bachelor’s degree from Hobart & William Smith College, in Geneva, New York, and his Doctorate of Osteopathy from the College of Osteopathic Medicine & Surgery, in Des Moines, Iowa. He serves on the Board of the Tallahassee Memorial Hospital Foundation. The Board of Directors has determined that Dr. Patterson’s business experience and knowledge of the Tallahassee market area qualify him to serve on the Company’s Board of Directors.

L. Collins Proctor, Sr., is a partner and Chief Operating Officer of kW Control – Holdings, LLC, a regional facility-commissioning and energy services company for government, education, corporate, and non-profit clients. Mr. Proctor is also an investment partner of Red Brick Partners, LLC, a Tallahassee-based real estate and private equity investment firm started in 2006. Prior to 2006, Mr. Proctor owned and managed a North Florida real estate acquisition and construction advisory firm for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University and his Master’s in Business Administration from Emory University, between which times he served five years with NationsBank in its leveraged leasing division. Mr. Proctor also serves on the Board of the Tallahassee Downtown Improvement Authority. The Board has concluded that Mr. Proctor’s business and banking experience, as well as his knowledge of the Tallahassee market area qualify him to serve on the Company’s Board of Directors.

Garrison A. Rolle, M.D., is an orthopedic surgeon who joined the Tallahassee Orthopedic Group in 1997. He previously served on AmSouth Bank’s Advisory Board of Directors in Tallahassee, and was formerly a director of Regions Bank in Tallahassee. In the early 1980’s, Dr. Rolle played football for the University of Florida, while pursuing his Bachelor of Science degree. He received his medical degree from the University of Florida. The Board of Directors has concluded that Dr. Rolle’s business and banking experience and his knowledge of the Tallahassee community qualify him to serve on the Company’s Board of Directors.

Steven D. Smith is the owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle area, including Tallahassee, Florida. He currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately 38 million U.S. households. He was also a director of Chipola Community Bank in Marianna, Florida, from 2004 until it was placed into receivership in 2013, after numerous attempts to raise capital and find merger partners. Mr. Smith is also the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama. The Board of Directors believes Mr. Smith’s business and banking experience, as well as his knowledge of the Tallahassee community, qualify him to serve on the Company’s Board of Directors.

Marjorie R. Turnbull currently is a consultant for nonprofit organizations. Previously, she served as the Vice President for Institutional Advancement and Executive Director of the Tallahassee Community College Foundation from 1995 until her retirement in 2006. From 1994 to 2000, Mrs. Turnbull represented Leon County, District 9, in the Florida House of Representatives. Prior to her service in the Florida House of Representatives, she was a member of the Leon County Commission from 1988 to 1994, Deputy Assistant Secretary for Health Planning for the State of Florida, and a member of the staff of the Florida House of Representatives. She served in the past as President for the Tallahassee Symphony Orchestra and currently serves on the Symphony’s Board. Mrs. Turnbull is a former member of the Board of Directors for the Florida College System Foundation, and a member of the Institutional Review Board of Tallahassee Memorial Hospital. She has also served in the past as President of the Council of Neighborhood Associations, and the Children’s Home Society. The Board has determined that Mrs. Turnbull’s extensive knowledge and presence in the community and her prior government activities makes her well-qualified to serve on the Company’s Board of Directors.

Richard A. Weidner is the Company’s and the Bank’s Chairman of the Board of Directors. Mr. Weidner is a certified public accountant, partner and the Partner Oversight Director of Carr, Riggs & Ingram, LLC, an accounting firm with more than 200 partners and 1,300 professionals. In 2002, this firm acquired Williams, Cox, Weidner & Cox, P.A., which Mr. Weidner helped establish in 1972. From 1998 to 2001, Mr. Weidner served as an Advisory Board member for SunTrust Bank. Mr. Weidner currently serves on the Audit Committee of the Tallahassee Community College Foundation Board. He is a past Treasurer of the Tallahassee Chamber of Commerce, past President of the Tallahassee YMCA, and past Treasurer of the Maclay School Board of Directors. He has also served on the Leon County Library Advisory Board and was a United Way Campaign Captain. The Board of Directors believes that Mr. Weidner’s business and accounting experience and his knowledge of the Tallahassee market area makes him qualified to serve on the Company’s Board of Directors.

Audit Committee Matters

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and which operates under a formal written charter adopted by the Board of Directors. The members of that committee are William D. Crona (Chairman), Steven L. Evans , Robert H. Kirby, Steven D. Smith, and Marjorie R. Turnbull, each of whom is considered independent under NASDAQ listing standards. The Board of Directors has determined that Mr. Crona is an Audit Committee Financial Expert, based on his experience as a Certified Public Accountant, as described above.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not currently subject to the beneficial ownership reporting requirements of Section 16(a).

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Exchange Act. A copy of the Company’s Code of Ethics is filed as an exhibit with this Form 10-K, is available on our website at www.primemeridianbank.com or free of charge from the Company by writing to our Corporate Secretary at Prime Meridian Holding Company, 1897 Capital Circle NE, Second Floor, Tallahassee, Florida 32308 or by calling (850) 907-2301.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

General

The Company and the Bank each employ the same individuals to serve as Chief Executive Officer and Chief Financial Officer. In 2015, the Company and the Bank executed a Management Services Agreement which outlines the duties of the Chief Executive Office and the Chief Financial Officer for the Company and calls for the Company to reimburse the Bank for an appropriate percentage of each’s salary. Since the execution of the Management Services Agreement, their salaries have been 30% attributable to the Company and 70% attributable to the Bank and are expected to continue at those percentages through 2016.

The Bank’s executive compensation program is designed to attract and retain qualified management, meet short-term financial goals, and enhance long-term shareholder value. Currently, we strive to pay each Bank executive officer the base salary that would be paid on the open market for a similarly qualified officer of that position. In March and April of 2015, the Compensation Committee developed a performance bonus matrix for our Chief Executive Officer and Chief Financial Officer. The bonus matrix has three criteria that are required to be met in order to be eligible. The criteria include: (i) a maximum threshold for nonperforming assets to total assets; (ii) net income thresholds; and (iii) asset size growth. Under the performance matrix, the Chief Executive Officer was eligible to receive incentive stock options from 0 shares to 15,000 shares and a cash bonus from $0 to $70,000, based on the consolidated performance of the Company and the Bank. If the minimum thresholds are not met, the Chief Executive Officer will receive no bonus. Also under the performance matrix, Chief Financial Officer Jones was eligible for a cash bonus of $0 to $70,000, depending upon the year end performance of the Company and the Bank. The Compensation Committee believed the cash percentage was reasonable based upon the three bonus criteria, her base salary, and the fact that she was not receiving any stock options in connection with her potential performance based bonus.

In connection with the performance bonus matrix for Chief Executive Officer Dixon, the Compensation Committee approved the grant of 15,000 incentive stock options under the 2007 Stock Option Plan at $12.50 per share, the fair market value as of the date of the grant. The actual incentive earned by Chief Executive Officer Dixon for 2015 was stock options for 5,000 shares and a $30,000 cash bonus. Chief Financial Officer Jones received a $30,000 cash bonus under her performance bonus matrix.

The Bank’s Compensation Committee determines the level of base salary and any incentive bonus for the executive officers based upon competitive norms derived from surveys published by independent banking institutes and private companies specializing in the analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries. Actual salary changes and discretionary bonus awards are based upon the Compensation Committee’s evaluation of the Bank’s performance, the officer’s responsibilities, and individual performance standards of each executive officer. Until March 2014, the Board of Directors acted as the Compensation Committee. On March 20, 2014, a Compensation Committee for the Company was established and a charter adopted. At December 31, 2015, the members of the Compensation Committee were Steven D. Smith (Chairman); Steven L. Evans; Robert H. Kirby; Frank L. Langston; and Richard A. Weidner.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for our fiscal years ended December 31, 2015, 2014, and 2013.

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		All Other Compensation*		Total
Sammie D. Dixon, Jr. CEO and President	2015 2014 2013	$ $ $	272,250 244,062 237,500	$ $ $	30,000 55,000 25,000	$ $ $	— — —	$ $ $	6,525 — —	$ $ $	6,600 6,600 6,600	$ $ $	315,375 305,662 269,100

Kathleen C. Jones CFO and EVP	2015 2014 2013	$ $ $	181,500 168,375 164,000	$ $ $	30,000 35,000 15,000	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	211,500 203,375 179,000

Chris L. Jensen, Jr. SLO and EVP	2015 2014 2013	$ $ $	162,000 148,125 135,000	$ $ $	19,949 21,762 6,512	$ $ $	— — —	$ $ $	— — —	$ $ $	6,600 6,600 6,600	$ $ $	188,549 176,487 148,112

*	Includes car allowances.

Director R. Randy Guemple was paid a salary plus bonus of $75,421 in 2015 as he became an employee of the Bank on July 1, 2015 in preparation to assume the role of Chief Financial Officer and EVP which he did on January 1, 2016.

Outstanding Equity Awards

The Board of Directors believes that stock-based incentives are important factors in attracting, retaining, and rewarding employees and directors of the Bank and directors of the Company and closely aligning their interests with those of shareholders.

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. The 2015 Plan replaced the 2007 Stock Option Plan (the “2007 Plan”). Under the 2015 Plan, the amount of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. However, the maximum number of shares available under the 2015 Plan is subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges, or other changes in capitalization affecting common stock. As of December 31, 2015, no stock options, stock appreciation rights, performance shares, or phantom stock shares had been issued under the 2015 Plan.

The 2007 Plan was approved by the shareholders of the Bank at a Special Meeting of the Shareholders held on December 27, 2007, prior to the share exchange pursuant to which the Company acquired the Bank. The Company assumed the Plan upon its acquisition of the Bank. The Plan provided for grants of options to purchase common stock. Options to purchase common stock could be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified options, which are not intended to satisfy the requirements of Section 422 of the Code (“NQOs”). As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant.

The Plans are administered by the Company’s Compensation Committee, which has the authority to grant options under the Plans. Our Compensation Committee is authorized to interpret the Plans, to determine the employees and directors to receive grants, the number of shares to be granted, the terms of option grants, the provisions of the respective options (which need not be identical) and to take such other action in the administration and operation of the Plans as our Board deems equitable under the circumstances. Our Board of Directors has reserved to itself the right to amend or terminate the Plan. However, no amendment may be implemented without approval of the shareholders to the extent such approval is required under applicable law, Code Section 422, Rule 16b-3, or any applicable stock exchange rule. Furthermore, in no case can options be re-priced either by cancellation and re-grant or by lowering the exercise price of a previously granted award.

The following table provides information regarding stock options held by each of the Company’s named executive officers as of December 31, 2015. All of the stock options shown in the table below were granted under the 2007 Plan and have a per share exercise price equal to or greater than the fair market value of our common stock on the grant date. Executive officers did exercise options in 2015. Mr. Dixon exercised 16,000 options and Mr. Jensen exercised 2,190 options in 2015.

Name and Principal Position	Date of Grant	# of Securities Underlying Unexercised Option (#) Exercisable	# of Securities Underlying Unexercised Option (#) Unexercisable	Option Exercise Price	Option Expiration Date

Sammie D. Dixon, Jr. CEO and President	3/30/2015	—	5,000	$12.50	3/30/20

Kathleen C. Jones CFO and EVP	1/1/09	7,500	0	10.00	3/31/16

Chris L. Jensen, Jr. SLO and EVP	1/1/09 1/1/09 1/1/09	2,500 2,500 2,500	0 0 0	10.00 10.00 10.00	1/1/17 1/1/18 1/1/19

There are no Compensation Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Director Compensation

PMHG does not pay directors fees. In 2015, the Bank paid its directors $500 per Board meeting attended, $100 per Board committee meeting attended, and $150 to chair a Board committee meeting, all of which could be paid in cash or shares of the Company’s common stock at the greater of its quarter-end book value or its quarter-end weighted average market price. In addition, the Chairman of the Board was paid a $6,000 annual retainer in 2015. The Bank paid a total of $96,800 in the aggregate of fees paid in cash and shares of stock to its directors in 2015 and $81,040 in the aggregate of fees paid in cash and shares of stock to its directors in 2014.

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (“Directors’ Plan”). The Directors’ Plan permits the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company common stock. Should the Company pay director fees in the future, the Directors’ Plan would allow them to make the same election. Pursuant to the Directors’ Plan, each director is permitted to make an annual election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive shares of common stock, he or she will receive 110% of the amount of fees set by the Board or the Compensation Committee. The value of common stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock if the stock is traded on any market or exchange, or a price set by the Board or its Compensation Committee, acting in good faith. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares, which is approximately 3.79% of the total shares outstanding as of December 31, 2015. Directors became eligible to participate in the Directors’ Plan on January 1, 2013. In 2015, the Company issued 3,172 shares under the Directors’ Plan.

The following table sets forth compensation paid or awarded during 2015 to each of our Bank directors other than executive officers Mr. Dixon, Mrs. Jones and Mr. Jensen, whose compensation is described in the “Summary Compensation Table” on page 78.

Name	Total Fees Awarded in Stock		Total Fees Paid in Cash	Total Value
	Cash Value	# of Shares		of Compensation
William D. Crona	0	0	$10,250	$10,250
Steven L. Evans	0	0	$10,700	$10,700
R. Randy Guemple(1)	0	0	$8,800	$8,800
Robert H. Kirby	$8,250	680	—	$8,250
Frank L. Langston	0	0	$9,200	$9,200
Todd A. Patterson, D.O.	$8,250	681	—	$8,250
L. Collins Proctor, Sr.	0	0	$7,050	$7,050
Garrison A. Rolle, M.D.	$5,940	488	—	$5,940
Steven D. Smith	$8,580	707	—	$8,580
Marjorie R. Turnbull	0	0	$6,300	$6,300
Richard A. Weidner	$7,480	616	$6,000	$13,480

(1)	Director Guemple stopped receiving director compensation when he became an employee of the Bank on July 1, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of March 18, 2016, the Company knows of no beneficial owner of five percent or more of its outstanding shares of common stock, the only class of voting securities. We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of common stock that the directors and executive officers of the Company beneficially owned as of March 18, 2016.

Name	Number of Shares (1)	Right to Acquire (2)	Beneficial Ownership Percentage (3)
William D. Crona	41,400	4,200	2.30%
Sammie D. Dixon, Jr.	82,255	5,000	4.40%
Steve L. Evans	24,469	4,200	1.45%
R. Randy Guemple	25,400	4,200	1.49%
Chris L. Jensen, Jr.	41,590	7,500	2.47%
Kathleen C. Jones(4)	16,750	7,500	1.22%
Robert H. Kirby	72,252	4,200	3.86%
Frank L. Langston	28,300	4,200	1.64%
Todd A. Patterson, D.O.	37,874	4,200	2.12%
L. Collins Proctor, Sr.(5)	17,600	4,200	1.10%
Garrison A. Rolle, M.D.	26,555	4,200	1.55%
Steven D. Smith(6)	58,765	4,200	3.18%
Marjorie R. Turnbull	18,400	4,200	1.14%
Richard A. Weidner	85,544	4,200	4.53%

Total (14 people)	577,154	66,200	31.50%

(1)	Includes shares for which the named person:

•	has sole voting and investment power;

•	has shares voting and investment power with a spouse;

•	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes

(2)	Shares covered by stock options
(3)	Based on 1,976,099 shares issued and outstanding and only the listed individual exercising his or her stock options
(4)	Ms. Jones’ 7,500 options will expire March 31, 2016 if not exercised.
(5)	Mr. Proctor’s shares includes 9,200 shares beneficially owend by Mr. Proctor’s spouse through her 401-K and IRA and as custodian of UGTMA/FL accounts.
(6)	Mr. Smith’s shares include 24,000 shares beneficially owned by his spouse.

Equity Compensation Plan Information

The following table sets forth information relating to PMHG’s equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Options, Warrants, and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders

2007 Stock Option Plan	75,500	$10.19	0

2012 Directors’ Compensation Plan	0	N/A	65,942

2015 Stock Option Plan	0	N/A	500,000

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	75,500	$10.19	565,942

*	In 2015, pursuant to the Directors’ Plan, PMHG issued 3,172 shares of its common stock to members of the Board of Directors. The shares issued pursuant to the Directors’ Plan were previously authorized but unissued shares of the common stock of the Company and the per share price upon which they were awarded was based upon the greater of the book value or the weighted average market price as of the quarter-end preceding the date of grant and was not based upon a previously set exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Both PMHG and the Bank encourage its directors, executive officers, and their immediate family members to establish client relationships with the Bank. Loans made to directors, executive officers, and their immediate families, as well as, any principal shareholders, require approval of a majority of the disinterested directors approving the loan. All transactions between the Company or the Bank and their directors, executive officers, the immediate family members of directors and executive officers, employees, and any principal shareholders, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with nonaffiliated persons. In these transactions, management’s opinion did not involve above average risk of collectability or present any other unfavorable features.

At December 31, 2015 and 2014, loans to directors, executive officers, and their immediate family members and affiliates represented $6.1 million in both years, or approximately 3.2% and 4.0%, respectively, of the Bank’s total loan portfolio (excluding loans held for sale). All of these loans are current and performing according to their terms.

We currently lease our Timberlane Road office space from MS Timberlane, Inc., a company for which Director Crona also serves as a director. The payments we made under that lease for the years ended December 31, 2015 and 2014 were $137,000 and $88,000, respectively. Also, during July, 2015, the Bank purchased three acres of land in Wakulla County, Florida from Susan Payne Turner, our Executive Vice President and Chief Risk Officer, who owned 50% of the parcel. The total purchase price was $290,000 and we intend to construct a permanent branch office facility at that location. In addition, we have contracted with Carr, Riggs & Ingram, LLC to perform loan reviews of the Bank’s loan portfolio resulting in $20,000 and $20,000 in expense during the years ended December 31, 2015 and 2014, respectively. As described above, Chairman Weidner, is a partner and member of the Executive Committee of Carr, Riggs & Ingram, LLC.

Director Independence

The opinion of the Board of Directors is that in 2015, each nonemployee member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules. Under the same rules, the directors who served as employees during 2015, Mr. Dixon, Mr. Guemple, Mr. Jensen, and Ms. Jones, were not “independent directors” during the time of their respective employment.

Item 14.	Principal Accounting Fees and Services

During 2015 and 2014, the Company expensed the following fees for professional services to Hacker, Johnson & Smith:

	2015	2014

Audit fees[1]	$36,682	$33,254
Tax fees[2]	8,000	7,000
All other fees[3]	32,000	32,000

	$76,682	$72,254

[1]	Includes professional services rendered for the audit of PMHG’s annual financial statements, including out-of-pocket expenses.
[2]	Tax fees include the preparation of state and federal tax returns and assistance with tax questions and research.
[3]	Other fees include services rendered in relation to the Company’s filing of its Form 10-Qs and Form 10-K

The above fees were approved in accordance with the Audit Committee’s policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2015 or 2014 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2015 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

AUDIT COMMITTEE

William D. Crona, Chair	Steven L. Evans
Robert H. Kirby	Steven D. Smith	Marjorie R. Turnbull

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets — December 31, 2015 and 2014

Consolidated Statements of Income — For the Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan (“2007 Plan”)	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Agreement for Loan Review Services with Carr, Riggs & Ingram, LLC	Exhibit 10.6 to Registration Statement on Form S-1 filed on October 18, 2013

10.7	2015 Stock Option Plan (“2015 Plan”)	Filed herewith

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Chief Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Kathleen C. Jones, Chief Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation Committee	Exhibit 99.2 to Form 10-K filed on March 28, 2014.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PRIME MERIDIAN HOLDING COMPANY

Date: March 22, 2016	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ William D. Crona
William D. Crona	Director	March 22, 2016

/s/ Sammie D. Dixon, Jr.	CEO, President, Principal
Sammie D. Dixon, Jr.	Executive Officer, & Director	March 22, 2016

/s/ Steve L. Evans
Steven L. Evans	Director	March 22, 2016

/s/ Randy Guemple	CFO, EVP, Principal
R. Randy Guemple	Financial Officer & Director	March 22, 2016

/s/ Chris L. Jensen, Jr.
Chris L. Jensen, Jr.	Director	March 22, 2016

/s/ Kathleen C. Jones
Kathleen C. Jones	Director	March 22, 2016

/s/ Robert H. Kirby
Robert H. Kirby	Director	March 22, 2016

/s/ Frank L. Langston
Frank L. Langston	Director	March 22, 2016

/s/ Todd A. Patterson, D.O.
Todd A. Patterson, D.O.	Director	March 22, 2016

/s/ L. Collins Proctor, Sr.
L. Collins Proctor, Sr.	Director	March 22, 2016

/s/ Garrison A. Rolle, M.D.
Garrison A. Rolle, M.D.	Director	March 22, 2016

/s/ Steven D. Smith
Steven D. Smith	Director	March 22, 2016

/s/ Marjorie R. Turnbull
Marjorie R. Turnbull	Director	March 22, 2016

/s/ Richard A. Weidner
Richard A. Weidner	Chairman	March 22, 2016