Form 10-Q
period 2016-03-31
Prime Meridian Holding Co
filed 2016-05-12
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2016: 1,980,172

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$5,269	3,528
Federal funds sold	6,382	4,657
Interest-bearing deposits	7,128	244

Total cash and cash equivalents	18,779	8,429
Securities available for sale	38,116	38,063
Loans held for sale	2,244	2,722
Loans, net of allowance for loan losses of $2,605 and $2,473	197,253	187,076
Federal Home Loan Bank stock	220	189
Premises and equipment, net	4,218	4,222
Accrued interest receivable	679	692
Bank-owned life insurance	1,675	1,662
Other assets	538	989

Total assets	$263,722	244,044

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	54,694	50,158
Savings, NOW and money-market deposits	161,715	144,801
Time deposits	20,502	22,614

Total deposits	236,911	217,573
Official checks	768	744
Other liabilities	502	794

Total liabilities	238,181	219,111

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized,none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,976,099 and 1,975,329 issued and outstanding	20	20
Additional paid-in capital	20,425	20,415
Retained earnings	4,725	4,442
Accumulated other comprehensive income	371	56

Total stockholders’ equity	25,541	24,933

Total liabilities and stockholders’ equity	$263,722	244,044

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans	$2,274	1,947
Securities	200	228
Other	25	7

Total interest income	2,499	2,182

Interest expense:
Deposits	192	162
Other borrowings	0	6

Total interest expense	192	168

Net interest income	2,307	2,014
Provision for loan losses	134	18

Net interest income after provision for loan losses	2,173	1,996

Noninterest income:
Service charges and fees on deposit accounts	48	34
Mortgage banking revenue	151	61
Income from bank-owned life insurance	13	12
Gain on sale of securities available for sale	15	42
Other income	64	40

Total noninterest income	291	189

Noninterest expenses:
Salaries and employee benefits	985	808
Occupancy and equipment	203	175
Professional fees	105	76
Marketing	159	113
FDIC Assessment	32	26
Software maintenance, amortization and other	126	108
Other	269	186

Total noninterest expenses	1,879	1,492

Earnings before income taxes	585	693
Income taxes	203	244

Net earnings	$382	449

Basic earnings per share	$0.19	0.23

Diluted earnings per share	$0.19	0.23

Cash dividends per common share	$0.05	0.00

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net earnings	$382	449
Other comprehensive income:
Change in unrealized gain on securities:
Unrealized gain arising during the period	514	389
Reclassification adjustment for realized gain	(15)	(42)

Net change in unrealized gain	499	347
Deferred income taxes on above change	(184)	(128)

Total other comprehensive income	315	219

Comprehensive income	$697	668

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2014	1,941,617	$19	20,056	2,738	54	22,867
Net earnings for the three months ended March 31, 2015 (unaudited)	0	0	0	449	0	449
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	219	219
Stock options exercised (unaudited)	1,100	0	11	0	0	11
Common stock issued as compensation to directors (unaudited)	817	0	10	0	0	10

Balance at March 31, 2015 (unaudited)	1,943,534	$19	20,077	3,187	273	23,556

Balance at December 31, 2015	1,975,329	$20	20,415	4,442	56	24,933
Net earnings for three months ended March 31, 2016 (unaudited)	0	0	0	382	0	382
Dividend paid (unaudited)	0	0	0	(99)	0	(99)
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	315	315
Common stock issued as compensation to directors (unaudited)	770	0	10	0	0	10

Balance at March 31, 2016 (unaudited)	1,976,099	$20	20,425	4,725	371	25,541

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$382	449
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89	102
Provision for loan losses	134	18
Net amortization of deferred loan fees	(26)	133
Gain on sale of securities available for sale	(15)	(42)
Amortization of premiums and discounts on securities available for sale	105	108
Gain on sale of loans held for sale	(146)	(61)
Proceeds from the sale of loans held for sale	9,182	3,112
Loans originated as held for sale	(8,558)	(1,993)
Stock issued as compensation	10	10
Income from bank-owned life insurance	(13)	(12)
Net decrease in accrued interest receivable	13	54
Net decrease (increase) in other assets	267	(39)
Net (decrease) increase in other liabilities and official checks	(268)	623

Net cash provided by operating activities	1,156	2,462

Cash flows from investing activities:
Loan originations, net of principal repayments	(10,285)	(1,929)
Purchase of securities available for sale	(3,637)	(3,443)
Principal repayments of securities available for sale	1,646	2,081
Proceeds from sale of securities available for sale	2,330	2,039
Maturities and calls of securities available for sale	17	0
Purchase of Federal Home Loan Bank stock	(31)	(3)
Purchase of premises and equipment	(85)	(217)

Net cash used in investing activities	(10,045)	(1,472)

Cash flows from financing activities:
Net increase in deposits	19,338	8,840
Decrease in other borrowings	0	(43)
Proceeds from stock options exercised	0	11
Common stock dividends paid	(99)	0

Net cash provided by financing activities	19,239	8,808

Net increase in cash and cash equivalents	10,350	9,798
Cash and cash equivalents at beginning of period	8,429	7,555

Cash and cash equivalents at end of period	$18,779	17,353

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$193	164

Income taxes	$40	100

Noncash transactions-
Accumulated other comprehensive income, net change in unrealized gain on sale of securities available for sale, net of taxes	$315	219

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

Prime Meridian Holding Company (the “Holding Company”) owns 100% of the outstanding common stock of Prime Meridian Bank (the “Bank”) (collectively the “Company”). The Company’s primary activity is the operation of the Bank. The Bank is a Florida state-chartered commercial bank. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate clients through its three banking offices located in Tallahassee and Crawfordville, Florida and through its online banking platform.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2016, and the results of operations for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Stock Based Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes stock option compensation in the condensed consolidated statements of earnings as the options vest.

Mortgage Banking Revenue. Mortgage banking revenue includes gains on the sale of mortgage loans originated for sale and wholesale brokerage fees. The Company recognizes mortgage banking revenue from mortgage loans originated in earnings upon sale of the loans.

7	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2016:
U.S. Government agency securities	$8,125	220	0	8,345
Municipal securities	9,465	241	(7)	9,699
Mortgage-backed securities	19,937	179	(44)	20,072

Total	$37,527	640	(51)	38,116

At December 31, 2015:
U.S. Government agency securities	$8,376	61	(9)	8,428
Municipal securities	9,532	130	(54)	9,608
Mortgage-backed securities	20,065	52	(90)	20,027

Total	$37,973	243	(153)	38,063

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2016:
Municipal securities	$0	0	(7)	1,249
Mortgage-backed securities	(15)	2,460	(29)	1,858

Total	$(15)	2,460	(36)	3,107

At December 31, 2015:
U.S. Government agency securities	$(9)	1,616	0	0
Municipal securities	(14)	1,620	(40)	1,224
Mortgage-backed securities	(40)	10,803	(50)	2,018

Total	$(63)	14,039	(90)	3,242

8	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at March 31, 2016 on thirteen securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2016:
U.S. Government agency securities	$8,345	0	8,345	0
Municipal securities	9,699	0	9,699	0
Mortgage-backed securities	20,072	0	20,072	0

Total	$38,116	0	38,116	0

At December 31, 2015:
U.S. Government agency securities	$8,428	0	8,428	0
Municipal securities	9,608	0	9,608	0
Mortgage-backed securities	20,027	0	20,027	0

Total	$38,063	0	38,063	0

During the three months ended March 31, 2016 and 2015, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At March 31, 2016:
Due in one to five years	$2,547	2,555
Due in five to ten years	11,124	11,445
Due after ten years	3,919	4,044
Mortgage-backed securities	19,937	20,072

Total	$37,527	38,116

9	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

The segments and classes of loans are as follows (in thousands):

	At March 31,	At December 31,
	2016	2015
Real estate mortgage loans:
Commercial	$58,239	57,847
Residential and home equity	73,439	69,817
Construction	17,559	17,493

Total real estate mortgage loans	149,237	145,157
Commercial loans	45,703	40,229
Consumer and other loans	4,605	3,877

Total loans	199,545	189,263
Add (deduct):
Net deferred loan costs	313	286
Allowance for loan losses	(2,605)	(2,473)

Loans, net	$197,253	187,076

10	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans					Total
	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans
Three-Month Period Ended March 31, 2016:
Beginning balance	$707	868	246	596	56	2,473
(Credit) Provision for loan losses	(6)	40	2	94	4	134
Net (charge-offs)	0	0	0	0	(2)	(2)

Ending balance	$701	908	248	690	58	2,605

Three-Month Period Ended March 31, 2015:
Beginning balance	$702	691	211	453	41	2,098
Provision for loan losses	0	5	0	4	9	18
Net (charge-offs) recoveries	0	0	0	0	0	0

Ending balance	$702	696	211	457	50	2,116

At March 31, 2016:
Individually evaluated for impairment:
Recorded investment	$0	0	0	133	0	133

Balance in allowance for loan losses	$0	0	0	73	0	73

Collectively evaluated for impairment:
Recorded investment	$58,239	73,439	17,559	45,570	4,605	199,412

Balance in allowance for loan losses	$701	908	248	617	58	2,532

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$0	0	0	137	7	144

Balance in allowance for loan losses	$0	0	0	62	7	69

Collectively evaluated for impairment:
Recorded investment	$57,847	69,817	17,493	40,092	3,870	189,119

Balance in allowance for loan losses	$707	868	246	534	49	2,404

11	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Residential and Home Equity. The Company offers first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Bank offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year or 5-year adjustable rate mortgage; while 15-year or 30-year fixed-rate loans are generally sold in the secondary market.

12	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

13	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
At March 31, 2016:
Real estate mortgage loans:
Commercial	$52,895	5,344	0	0	0	58,239
Residential and home equity	69,008	3,385	1,046	0	0	73,439
Construction	17,264	151	144	0	0	17,559
Commercial loans	45,366	192	145	0	0	45,703
Consumer and other loans	4,570	32	3	0	0	4,605

Total	$189,103	9,104	1,338	0	0	199,545

At December 31, 2015:
Real estate mortgage loans:
Commercial	$52,097	5,750	0	0	0	57,847
Residential and home equity	65,367	3,396	1,054	0	0	69,817
Construction	17,204	163	126	0	0	17,493
Commercial loans	39,607	461	161	0	0	40,229
Consumer and other loans	3,836	32	9	0	0	3,877

Total	$178,111	9,802	1,350	0	0	189,263

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

14	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

At March 31, 2016, there was one loan past due thirty days or more but still accruing and two loans on nonaccrual.

15	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2016:
Real estate mortgage loans:
Commercial	$659	0	0	0	57,580	0	58,239
Residential and home equity	0	0	0	0	73,439	0	73,439
Construction	0	0	0	0	17,559	0	17,559
Commercial loans	0	0	0	0	45,570	133	45,703
Consumer and other loans	0	0	0	0	4,605	0	4,605

Total	$659	0	0	0	198,753	133	199,545

At December 31, 2015:
Real estate mortgage loans:
Commercial	$0	0	0	0	57,847	0	57,847
Residential and home equity	0	0	0	0	69,817	0	69,817
Construction	0	0	0	0	17,493	0	17,493
Commercial loans	0	0	0	0	40,092	137	40,229
Consumer and other loans	0	0	0	0	3,877	0	3,877

Total	$0	0	0	0	189,126	137	189,263

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At March 31, 2016:
Commercial loans	$0	0	133	133	73	133	133	73

At December 31, 2015:
Commercial loans	$0	0	137	137	62	137	137	62
Consumer and other loans	0	0	7	7	7	7	7	7

Total	$0	0	144	144	69	144	144	69

16	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended March 31,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Commercial loans	$146	1	1	221	1	1
Consumer & Other	0	0	0	11	0	0

Total	$146	1	1	232	1	1

There were no collateral dependent loans measured at fair value on a nonrecurring basis at March 31, 2016 or December 31, 2015.

(4)	Regulatory Capital

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company’s assets reach $1 billion, the risk-based capital and leverage guidelines issued by the Federal Reserve are not applied to bank holding companies, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead, a bank holding company with less than $1 billion in assets generally applies the risk-based capital and leverage capital guidelines on a bank-only basis and must only meet a debt-to-equity ratio at the holding company level. The FDIC risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks.

A particular asset is assigned to a risk category depending upon its severity of risk. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights (from 0% to 1,250%) are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The assignment of risk weightings to certain assets are also subject to qualitative judgments by our regulators.

17	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital, Continued

Capital is then classified into three categories, Common Equity Tier 1, Additional Tier 1, and Tier 2. Common Equity Tier 1 Capital (“CET1”) is the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and qualifying minority interests, less applicable regulatory adjustments and deductions that include Accumulated Other Comprehensive Income (“AOCI”). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to an aggregate of 15% of CET1 and 10% of CET1 individually. Additional Tier 1 Capital includes noncumulative perpetual preferred stock, Tier 1 minority interests, grandfathered trust preferred securities, and Troubled Asset Relief Program instruments, less applicable regulatory adjustments and deductions. Tier 2 Capital includes subordinated debt and preferred stock, total capital minority interests not included in Tier 1, and ALLL not exceeding 1.25% percent of risk-weighted assets, less applicable regulatory adjustments and deductions.

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

18	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital, Continued

The following is a summary at March 31, 2016 of the regulatory capital requirements to be considered “well-capitalized” and the Bank’s capital position. (dollars in thousands)

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2016:
Tier 1 Leverage
Capital Ratio	$23,970	9.36%	$10,246	4.00%	$12,807	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	23,970	12.25	8,804	4.50	12,717	6.50
Tier 1 Risk-Based
Capital Ratio	23,970	12.25	11,738	6.00	15,651	8.00
Total Risk-Based
Capital Ratio	26,417	13.50	15,651	8.00	19,564	10.00
As of December 31, 2015:
Tier 1 Leverage
Capital Ratio	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-Based
Capital Ratio	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-Based
Capital Ratio	25,810	14.05	14,701	8.00	18,377	10.00

At March 31, 2016, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

19	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2016 and 2015, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method (dollars in thousands, except per share amounts):

	2016			2015
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended March 31:
Basic EPS:
Net earnings	$382	1,975,972	$0.19	$449	1,943,215	$0.23
Effect of dilutive securities-Incremental shares from assumed conversion of options		3,871			4,055

Diluted EPS:
Net earnings	$382	1,979,843	$0.19	$449	1,947,270	$0.23

(6)	Stock Option Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by the Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grant its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the amount of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of March 31, 2016, no stock options, stock appreciation rights, performance shares, or phantom stock shares have been issued under the 2015 Plan. As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant.

20	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

A summary of the activity in the 2007 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	108,400	$10.01
Options exercised	(1,100)	10.00

Outstanding at March 31, 2015	107,300	$10.02

Outstanding at December 31, 2015	75,500	10.19

Outstanding at March 31, 2016	75,500	$10.19	3.0 years

Exercisable at March 31, 2016	74,300	$10.18	3.0 years	$306,116

At March 31, 2016, there was $1,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 Plan. The fair value of the options granted is expected to be recognized over a weighted-average period of 19 months. The fair value of shares vested and recognized as compensation expense was $0 for the three months ended March 31, 2016 and 2015.

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $36.6 million at March 31, 2016. At March 31, 2016, the Company had no advances from the FHLB.

21	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

		At March 31, 2016		At December 31, 2015
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$18,779	18,779	8,429	8,429
Securities available for sale	2	38,116	38,116	38,063	38,063
Loans held for sale	3	2,244	2,322	2,722	2,791
Loans, net	3	197,253	194,573	187,076	188,784
Federal Home Loan Bank stock	3	220	220	189	189
Accrued interest receivable	3	679	679	692	692
Bank-owned life insurance	3	1,675	1,675	1,662	1,662
Financial liabilities-Deposits	3	236,911	236,974	217,573	217,652
Off balance-sheet financial instruments	3	0	0	0	0

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

(9)	Off-Balance Sheet Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments are commitments to extend credit, construction loans in process, unused lines of credit, standby letters of credit, and guaranteed accounts and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, available lines of credit, construction loans in process and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

22	(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those secured letters of credit totaled $592,103 at March 31, 2016.

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third party credit card company, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on certain accounts plus 10%.

The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below. Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2016 are as follows (in thousands):

Commitments to extend credit	$3,413

Construction loans in process	$10,411

Unused lines of credit	$27,276

Standby letters of credit	$1,208

Guaranteed accounts	$770

(10)	Reclassification

Certain noninterest expenses were reclassified from occupancy and equipment to software maintenance, amortization, and other for the three months ended March 31, 2015 to conform to March 31, 2016 presentation. The reclassification of expenses had no effect on net earnings.

23	(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2015. Results of operations for the three months ended March 31, 2016, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our and our subsidiary’s operations include, but are not limited to, changes in:

•	local, regional, and national economic and business conditions;

•	banking laws, compliance, and the regulatory environment;

•	U.S. and global securities markets, public debt markets, and other capital markets;

•	monetary and fiscal policies of the U.S. Government;

•	litigation, tax, and other regulatory matters;

•	demand for banking services, both loan and deposit products in our market area;

•	quality and composition of our loan or investment portfolios;

•	risks inherent in making loans such as repayment risk and fluctuating collateral values;

•	competition;

•	attraction and retention of key personnel, including our management team and directors;

•	technology, product delivery channels, and end user demands and acceptance of new products;

•	consumer spending, borrowing and savings habits;

•	any failure or breach of our operational systems, information systems or infrastructure, or those of our third party vendors and other service providers; including cyber-attacks;

•	natural disasters, public unrest, adverse weather, public health, and other conditions impacting our or our clients’ operations;

•	other economic, competitive, governmental, regulatory, or technological factors affecting us; and

•	application and interpretation of accounting principles and guidelines.

General

Prime Meridian Holding Company (“PMHG” or the “Company”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for, and sole shareholder of, Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by the Company on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. The Bank offers a broad array of commercial and retail banking services through three full-service offices located in Tallahassee and Crawfordville, Florida and through its online banking platform.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three months Ended March 31, 2016	Year Ended December 31, 2015	Three months Ended March 31, 2015
Average equity as a percentage of average assets	9.87%	10.37%	10.83%
Equity to total assets at end of period	9.68%	10.22%	10.68%
Return on average assets(1)	0.60%	0.74%	0.84%
Return on average equity(1)	6.05%	7.15%	7.74%
Noninterest expense to average assets(1)	2.93%	2.90%	2.79%
Nonperforming loans to total loans at end of period	0.07%	0.07%	0.11%

(1)	Annualized for the three months ended March 31, 2016 and March 31, 2015.

FINANCIAL CONDITION

Average assets totaled $256.1 million for the three months ended March 31, 2016, an increase of $41.9 million, or 19.6%, over the three months ended March 31, 2015. The increase in 2016 can be attributed to higher average loan balances, partially offset by lower average balances of securities.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans,

construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans. Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of March 31, 2016 and December 31, 2015, approximately 74.8% and 76.7%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages.

As of March 31, 2016, the Bank’s net loan portfolio represented 74.8% of total assets, compared to 76.7% of total assets at December 31, 2015. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Two loans totaling $133,000 were deemed to be impaired under the Bank’s policy at March 31, 2016, compared to three loans totaling $144,000 at December 31, 2015. For the three months ended March 31, 2016, the Bank reported a loan loss provision of $134,000 and net charge-offs of $2,000.

Deposits. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Total deposits at March 31, 2016 were $236.9 million, an increase of $19.3 million, or 8.9%, from December 31, 2015. The growth in deposits came from both noninterest-bearing and interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 22.2% of the average balance of total deposits for the three months ended March 31, 2016, compared to 23.1% for the three months ended March 31, 2015.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of March 31, 2016, to borrow up to $36.6 million. We had no loans outstanding under this line as of March 31, 2016.

Capital Adequacy. Stockholder’s equity was $25.5 million at March 31, 2016, compared to $24.9 million at December 31, 2015. During the first quarter of 2016, the Board of Directors declared and the Company paid an annual dividend of $0.05 per share of common stock.

At March 31, 2016, the Bank was considered to be “well capitalized” with a 9.36% Tier 1 Leverage Capital Ratio, a 12.25% Common Equity Tier 1 Risk-Based Capital Ratio, a 12.25% Tier 1 Risk-Based Capital Ratio, and a 13.50% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.” The Holding Company currently has no specific capital requirements.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			($ in thousands)
As of March 31, 2016:
Tier 1 Leverage
Capital Ratio	$23,970	9.36%	$10,246	4.00%	$12,807	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	23,970	12.25	8,804	4.50	12,717	6.50
Tier 1 Risk-Based
Capital Ratio	23,970	12.25	11,738	6.00	15,651	8.00
Total Risk-Based
Capital Ratio	26,417	13.50	15,651	8.00	19,564	10.00
As of December 31, 2015:
Tier 1 Leverage
Capital Ratio	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-Based
Capital Ratio	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-Based
Capital Ratio	25,810	14.05	14,701	8.00	18,377	10.00

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

The following table (dollars in thousands) sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields.

As shown in the following table, the 24.8% increase in average loan balances for the three-month period was not enough to offset the 32 basis point decrease in the average yield of loans, which resulted in a lower overall yield on total interest-earning assets.

	Three Months Ended March 31,
	2016			2015
	(dollars in thousands)
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$193,602	$2,260	4.67%	$155,147	$1,935	4.99%
Mortgage loans held for sale	1,808	14	3.10	1,577	12	3.04
Securities	37,769	200	2.12	41,591	228	2.19
Other (2)	13,793	25	0.73	7,911	7	0.35

Total interest-earning assets	246,972	2,499	4.05	206,226	2,182	4.23

Noninterest-earning assets	9,088			7,923

Total assets	$256,060			$214,149

Interest-bearing liabilities:
Savings, NOW and money-market deposits	157,467	172	0.44	122,726	130	0.42
Time deposits <$100,000	4,465	5	0.45	3,657	4	0.44
Time deposits >$100,000	16,393	15	0.37	17,529	28	0.64

Deposits	178,325	192	0.43	143,912	162	0.45
Other borrowings	0	0	0	2,656	6	0.90

Total interest-bearing liabilities	178,325	192	0.43	146,568	168	0.46

Noninterest-bearing deposits	51,003			43,166
Noninterest-bearing liabilities	1,466			1,221
Stockholders’ equity	25,266			23,194

Total liabilities and stockholders’ equity	$256,060			$214,149

Net interest income		$2,307			$2,014

Interest-rate spread			3.62%			3.77%

Net interest margin (3)			3.74%			3.91%

Ratio of average interest-earning assets to average interest-bearing liabilities	138.50%			140.70%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized.
(4)	Some average balances for the three months ended March 31, 2015 have been recalculated from the Form 10-Q for the quarterly period ended March 31, 2015 to conform to the presentation of the three months ended March 31, 2016 in the form 10-Q for the quarterly period ended March 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

Net Earnings. For the three months ended March 31, 2016, the Company reported net earnings of $382,000, or $0.19 per basic and diluted share, compared to net earnings of $449,000, or $0.23 per basic and diluted share, for the three months ended March 31, 2015. Overall, the growth in noninterest expenses and a higher loan loss provision outpaced the growth in net interest income and noninterest income.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $2.3 million for the three months ended March 31, 2016, compared to $2.0 million for the three months ended March 31, 2015.

Interest Income. Interest income increased to $2.5 million for the three months ended March 31, 2016, a $317,000 or 14.5%, increase over the three months ended March 31, 2015. The increase was mostly driven by an increase in average loans from $155.1 million for the quarter ended March 31, 2015 to $193.6 million for the quarter ended March 31, 2016.

Interest Expense. Interest expense was $192,000 for the quarter, an increase of $24,000, or 14.3% as compared to the same period in 2015. The year-over-year increase resulted primarily from a 23.9%, or $34.4 million, increase in the average balance of interest-bearing deposits from the first quarter of 2015 to the first quarter of 2016.

Despite the strong growth in loans during the first quarter of this year, the Company’s net interest margin declined 17 basis points year-over-year to 3.74%, due in part, to new loans being originated at lower yields.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended March 31, 2016 was $134,000, compared to $18,000 for the three months ended March 31, 2015. The higher provision resulted from strong loan growth in the first quarter of this year as the Company originated (net of principal repayments) $10.3 million in new loans during the first quarter of 2016 compared to only $1.9 million in the first quarter of 2015.

Management believes that the allowance for loan losses, which was $2.6 million or 1.31% of total loans, at March 31, 2016, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance and gain on sale of securities available for sale. Noninterest income for the three months ended March 31, 2016 totaled $291,000 an increase of $102,000, or 54.0%, from the three months ended March 31, 2015. The increase is primarily due to an $90,000 increase in mortgage banking revenue, partially offset by an $27,000 decline in the gain on sale of securities available for sale.

Noninterest Expense. Noninterest expense increased $387,000 or 25.9%, to $1.9 million for the three months ended March 31, 2016 compared to the same period a year ago. Noninterest expenses were up across all categories, due in part, to the operation of our Crawfordville office which opened in September, 2015. The majority of the increase occurred in salaries and employee benefits as full-time equivalent employees increased from 47 at March 31, 2015 to 56 at March 31, 2016.

Income Taxes. Income tax expense is based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $203,000 for the three months ended March 31, 2016, compared to $244,000 for the three months ended March 31, 2015. The lower provision relates to earnings before income taxes of $585,000 for the three months ended March 31, 2016 compared to earnings before income taxes of $693,000 for the three months ended March 31, 2015.

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of March 31, 2016, was $9.7 million.

At March 31, 2016, total deposits were $236.9 million, of which $16.0 million were in certificates of deposits of $100,000 or more. Also, as a member of the FHLB, we have access to approximately 36.6 million of available lines of credit secured by qualifying collateral as of March 31, 2016, in addition to $10.2 million in unsecured lines of credit we maintain with correspondent banks. As of March 31, 2016, we had no advances under our lines or with the FHLB.

Off-Balance Sheet Arrangements

Refer to footnote (9) in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending March 31, 2016 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2016, the Company issued 1,073 shares to members of its Board of Directors in lieu of $13,950 in cash fees. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida. There were no stock options exercised during the first quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Agreement for Loan Review Services with Carr, Riggs & Ingram, LLC	Exhibit 10.6 to Registration Statement on Form S-1 filed on October 18, 2013

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation Committee	Exhibit 99.2 to Form 10-K filed on March 28, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

May 12, 2016	By:	/s/ Sammie D. Dixon, Jr.
Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

May 12, 2016	By:	/s/ R. Randy Guemple
Date		R. Randy Guemple
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer