Form 10-Q
period 2016-06-30
Prime Meridian Holding Co
filed 2016-08-11
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2016: 1,985,686

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and due from banks	$4,409	3,528
Federal funds sold	5,215	4,657
Interest-bearing deposits	1,175	244

Total cash and cash equivalents	10,799	8,429

Securities available for sale	35,939	38,063
Loans held for sale	4,125	2,722
Loans, net of allowance for loan losses of $2,775 and $2,473	213,455	187,076
Federal Home Loan Bank stock	390	189
Premises and equipment, net	4,221	4,222
Accrued interest receivable	721	692
Bank-owned life insurance	1,687	1,662
Other assets	601	989

Total assets	$271,938	244,044

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	55,951	50,158
Savings, NOW and money-market deposits	162,908	144,801
Time deposits	21,524	22,614

Total deposits	240,383	217,573
Federal Home Loan Bank advance	4,000	0
Official checks	767	744
Other liabilities	574	794

Total liabilities	245,724	219,111

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,980,472 and 1,975,329 issued and outstanding	20	20
Additional paid-in capital	20,481	20,415
Retained earnings	5,307	4,442
Accumulated other comprehensive income	406	56

Total stockholders’ equity	26,214	24,933

Total liabilities and stockholders’ equity	$271,938	244,044

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans	$2,447	2,033	4,721	3,980
Securities	182	243	382	465
Other	23	8	48	21

Total interest income	2,652	2,284	5,151	4,466

Interest expense:
Deposits	201	166	393	328
Other borrowings	0	8	0	14

Total interest expense	201	174	393	342

Net interest income	2,451	2,110	4,758	4,124
Provision for loan losses	170	191	304	209

Net interest income after provision for loan losses	2,281	1,919	4,454	3,915

Noninterest income:
Service charges and fees on deposit accounts	52	39	100	73
Mortgage banking revenue	226	150	377	211
Income from bank-owned life insurance	13	13	25	25
Gain on sale of securities available for sale	87	0	102	42
Other income	72	45	137	85

Total noninterest income	450	247	741	436

Noninterest expense:
Salaries and employee benefits	959	804	1,944	1,612
Occupancy and equipment	212	183	415	357
Professional fees	99	161	204	237
Marketing	108	96	267	209
FDIC assessment	34	29	66	55
Software maintenance, amortization and other	124	97	250	205
Other	290	214	559	401

Total noninterest expense	1,826	1,584	3,705	3,076

Earnings before income taxes	905	582	1,490	1,275
Income taxes	323	206	526	450

Net earnings	$582	376	964	825

Basic earnings per share	$0.29	0.19	0.49	0.42

Diluted earnings per share	$0.29	0.19	0.49	0.42

Cash dividends per common share	$0	0	0.05	0

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$582	376	964	825

Other comprehensive income (loss):
Change in unrealized gain on securities:
Unrealized gain (loss) arising during the period	144	(376)	657	12
Reclassification adjustment for realized gains	(87)	0	(102)	(42)

Net change in unrealized gain	57	(376)	555	(30)

Deferred income taxes (benefit) on above change	21	(139)	205	12

Total other comprehensive income (loss)	36	(237)	350	(18)

Comprehensive income	$618	139	1,314	807

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	1,941,617	$19	20,056	2,738	54	22,867
Net earnings for the six months ended June 30, 2015 (unaudited)	0	0	0	825	0	825
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	(18)	(18)
Stock options exercised (unaudited)	1,400	0	14	0	0	14
Common stock issued as compensation to directors (unaudited)	1,674	0	20	0	0	20
Stock-based compensation (unaudited)	0	0	1	0	0	1

Balance at June 30, 2015 (unaudited)	1,944,691	$19	20,091	3,563	36	23,709

Balance at December 31, 2015	1,975,329	$20	20,415	4,442	56	24,933
Net earnings for the six months ended June 30, 2016 (unaudited)	0	0	0	964	0	964
Dividends paid (unaudited)	0	0	0	(99)	0	(99)
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	350	350
Stock options exercised (unaudited)	3,300	0	41	0	0	41
Common stock issued as compensation to directors (unaudited)	1,843	0	25	0	0	25

Balance at June 30, 2016 (unaudited)	1,980,472	$20	20,481	5,307	406	26,214

See Accompanying Notes to Condensed Consolidated Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$964	825
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	261	212
Provision for loan losses	304	209
Net amortization of deferred loan fees	(56)	(247)
Gain on sale of securities available for sale	(102)	(42)
Amortization of premiums and discounts on securities available for sale	216	215
Gain on sale of loans held for sale	(353)	(202)
Proceeds from the sale of loans held for sale	21,946	12,594
Loans originated as held for sale	(22,996)	(12,681)
Stock issued as compensation	25	20
Stock-based compensation expense	0	1
Income from bank-owned life insurance	(25)	(25)
Net increase in accrued interest receivable	(29)	(12)
Net decrease in other assets	183	15
Net (decrease) increase in other liabilities and official checks	(197)	507

Net cash provided by operating activities	141	1,389

Cash flows from investing activities:
Loan originations, net of principal repayments	(26,627)	(19,668)
Purchase of securities available for sale	(10,416)	(4,951)
Principal repayments of securities available for sale	4,154	4,178
Proceeds from sale of securities available for sale	8,248	2,057
Maturities and calls of securities available for sale	579	0
Purchase of Federal Home Loan Bank stock	(201)	(216)
Purchase of premises and equipment	(260)	(276)

Net cash used in investing activities	(24,523)	(18,876)

Cash flows from financing activities:
Net increase in deposits	22,810	15,282
Decrease in other borrowings	0	(2,699)
Increase in Federal Home Loan Bank advances	4,000	5,000
Proceeds from stock options exercised	41	14
Cash dividends paid	(99)	0

Net cash provided by financing activities	26,752	17,597

Net increase in cash and cash equivalents	2,370	110
Cash and cash equivalents at beginning of period	8,429	7,555

Cash and cash equivalents at end of period	$10,799	7,665

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$394	339

Income taxes	$470	525

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on sale of securities available for sale, net of taxes (benefit)	$350	(18)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

Prime Meridian Holding Company (“PMHG”) owns 100% of the outstanding common stock of Prime Meridian Bank (the “Bank”) (collectively the “Company”). PMHG’s primary activity is the operation of the Bank. The Bank is a Florida state-chartered commercial bank. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate clients through its three banking offices located in Tallahassee and Crawfordville, Florida and its online banking platform.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2016, and the results of operations for the three and six month periods ended June 30, 2016 and 2015. The results of operations for the three months ended June 30, 2016 and the six months ended June 30, 2016, respectively, are not necessarily indicative of the results to be expected for the full year.

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

Stock-Based Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes stock option compensation in the condensed consolidated statements of earnings as the options vest.

Mortgage Banking Revenue. Mortgage banking revenue includes gains on the sale of mortgage loans originated for sale and wholesale brokerage fees. The Company recognizes mortgage banking revenue from mortgage loans originated in the condensed consolidated statements of earnings upon sale of the loans.

Recent Accounting Standards Update. In June 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for its circumstances.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2016:
U.S. Government agency securities	$2,291	63	0	2,354
Municipal securities	11,743	329	0	12,072
Mortgage-backed securities	21,260	278	(25)	21,513

Total	$35,294	670	(25)	35,939

At December 31, 2015:
U.S. Government agency securities	8,376	61	(9)	8,428
Municipal securities	9,532	130	(54)	9,608
Mortgage-backed securities	20,065	52	(90)	20,027

Total	$37,973	243	(153)	38.063

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At June 30, 2016:
Securities Available for Sale-
Mortgage-backed securities	$(8)	1,398	(17)	1,658

At December 31, 2015:
Securities Available for Sale:
U.S. Government agency securities	(9)	1,616	0	0
Municipal securities	(14)	1,620	(40)	1,224
Mortgage-backed securities	(40)	10,803	(50)	2,018

Total	$(63)	14,039	(90)	3,242

The unrealized losses at June 30, 2016 on nine securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2016:
U.S. Government agency securities	$2,354	0	2,354	0
Municipal securities	12,072	0	12,072	0
Mortgage-backed securities	21,513	0	21,513	0

Total	35,939	0	35,939	0

At December 31, 2015:
U.S. Government agency securities	8,428	0	8,428	0
Municipal securities	9,608	0	9,608	0
Mortgage-backed securities	20,027	0	20,027	0

Total	$38,063	0	38,063	0

During the six months ended June 30, 2016 and 2015, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At June 30, 2016:
Due in one to five years	$1,692	1,711
Due in five to ten years	8,288	8,580
Due after ten years	4,054	4,135
Mortgage-backed securities	21,260	21,513

Total	$35,294	35,939

(3)	Loans

The segments and classes of loans are as follows (in thousands):

	At June 30,	At December 31,
	2016	2015
Real estate mortgage loans:
Commercial	$63,992	57,847
Residential and home equity	83,208	69,817
Construction	18,691	17,493

Total real estate mortgage loans	165,891	145,157
Commercial loans	45,383	40,229
Consumer and other loans	4,615	3,877

Total loans	215,889	189,263
Add (deduct):
Net deferred loan costs	341	286
Allowance for loan losses	(2,775)	(2,473)

Loans, net	$213,455	187,076

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans
	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
Three-Month Period Ended June 30, 2016:
Beginning balance	$701	908	248	690	58	2,605
Provision (credit) for loan losses	63	109	(5)	(4)	7	170
Net (charge-offs) recoveries	0	0	0	0	0	0

Ending balance	$764	1,017	243	686	65	2,775

Three-Month Period Ended June 30, 2015:
Beginning balance	$630	622	277	537	50	2,116
Provision (credit) for loan losses	76	175	(40)	(18)	(2)	191
Net recoveries	0	0	0	0	0	0

Ending balance	$706	797	237	519	48	2,307

Six-Month Period Ended June 30, 2016:
Beginning balance	$707	868	246	596	56	2,473
Provision for loan losses	57	149	(3)	90	11	304
Net (charge-offs) recoveries	0	0	0	0	(2)	(2)

Ending balance	$764	1,017	243	686	65	2,775

Six-Month Period Ended June 30, 2015:
Beginning balance	$641	594	263	562	38	2,098
Provision (credit) for loan losses	65	203	(26)	(43)	10	209
Net recoveries	0	0	0	0	0	0

Ending balance	$706	797	237	519	48	2,307

At June 30, 2016:
Individually evaluated for impairment:
Recorded investment	$0	356	0	83	7	446

Balance in allowance for loan losses	$0	0	0	71	7	78

Collectively evaluated for impairment:
Recorded investment	$63,992	82,852	18,691	45,300	4,608	215,443

Balance in allowance for loan losses	$764	1,017	243	615	58	2,697

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$0	0	0	137	7	144

Balance in allowance for loan losses	$0	0	0	62	7	69

Collectively evaluated for impairment:
Recorded investment	$57,847	69,817	17,493	40,092	3,870	189,119

Balance in allowance for loan losses	$707	868	246	534	49	2,404

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Commercial Loans. The Bank offers a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and U.S. Small Business Administration (SBA) loans to small and midsized businesses. Small-to-medium sized businesses, retail, and professional establishments make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral. Valuation of business collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. The Bank currently offers both SBA 504 and SBA 7A loans. SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower’s creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other factors of risk could include changes in the borrower’s management and fluctuations in collateral value.

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

The following summarizes the loan credit quality (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
At June 30, 2016:
Real estate mortgage loans:
Commercial	$58,954	5,038	0	0	0	63,992
Residential and home equity	79,646	3,171	391	0	0	83,208
Construction	18,462	85	144	0	0	18,691
Commercial loans	44,975	217	191	0	0	45,383
Consumer and other loans	4,580	32	3	0	0	4,615

Total	$206,617	8,543	729	0	0	215,889

At December 31, 2015:
Real estate mortgage loans:
Commercial	52,097	5,750	0	0	0	57,847
Residential and home equity	65,367	3,396	1,054	0	0	69,817
Construction	17,204	163	126	0	0	17,493
Commercial loans	39,607	461	161	0	0	40,229
Consumer and other loans	3,836	32	9	0	0	3,877

Total	$178,111	9,802	1,350	0	0	189,263

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

At June 30, 2016, there were three loans on nonaccrual.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2016:
Real estate mortgage loans:
Commercial	$0	0	0	0	63,992	0	63,992
Residential and home equity	0	0	0	0	82,852	356	83,208
Construction	0	0	0	0	18,691	0	18,691
Commercial loans	0	0	0	0	45,300	83	45,383
Consumer and other loans	0	0	0	0	4,615	0	4,615

Total	$0	0	0	0	215,450	439	215,889

At December 31, 2015:
Real estate mortgage loans:
Commercial	0	0	0	0	57,847	0	57,847
Residential and home equity	0	0	0	0	69,817	0	69,817
Construction	0	0	0	0	17,493	0	17,493
Commercial loans	0	0	0	0	40,092	137	40,229
Consumer and other loans	0	0	0	0	3,877	0	3,877

Total	$0	0	0	0	189,126	137	189,263

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At June 30, 2016:
Residential & Home Equity	$356	356	0	0	0	356	356	0
Commercial loans	0	0	83	83	71	83	83	71
Consumer & other loans	0	0	7	7	7	7	7	7

Total	$356	356	90	90	78	446	446	78

At December 31, 2015:
Commercial loans	0	0	137	137	62	137	137	62
Consumer & other loans	0	0	7	7	7	7	7	7

Total	$0	0	144	144	69	144	144	69

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential & Home Equity	$4	0	0	0	0	0
Commercial loans	111	2	2	216	3	2
Consumer & Other	7	0	0	7	0	0

Total	$122	2	2	223	3	2

	Six Months Ended June 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential & Home Equity	$2	0	0	0	0	0
Commercial loans	128	2	3	222	7	8
Consumer & Other	7	0	0	7	0	0

Total	$137	2	3	229	7	8

There were no collateral dependent loans measured at fair value on a nonrecurring basis at June 30, 2016 or December 31, 2015.

(4)	Regulatory Capital

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

The Bank is also subject to the Basel III capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations. These regulations are intended to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under those regulations, the Company elected an irreversible one-time opt-out to exclude AOCI from regulatory capital in the first quarter of 2015.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital, Continued

The following is a summary at June 30, 2016 and December 31, 2015 of the regulatory capital requirements to be considered “well-capitalized” and the Bank’s capital position (dollars in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2016:
Tier 1 Leverage Capital Ratio	$24,630	9.16%	$10,757	4.00%	$13,446	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio	24,630	11.70	9,476	4.50	13,687	6.50
Tier 1 Risk-Based Capital Ratio	24,630	11.70	12,634	6.00	16,845	8.00
Total Risk-Based Capital Ratio	27,263	12.95	16,845	8.00	21,057	10.00
As of December 31, 2015:
Tier 1 Leverage Capital Ratio	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-Based Capital Ratio	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-Based Capital Ratio	25,810	14.05	14,701	8.00	18,377	10.00

At June 30, 2016, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months and the six months ended June 30, 2016 and 2015, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. (dollars in thousands, except per share amounts):

	2016			2015
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings	$582	1,978,907	$0.29	$376	1,944,355	$0.19
Effect of dilutive securities-
Incremental shares from assumed conversion of options		3,519			4,085

Diluted EPS:
Net earnings	$582	1,982,426	$0.29	$376	1,948,440	$0.19

Six Months Ended June 30:
Basic EPS:
Net earnings	$964	1,977,440	$0.49	$825	1,943,788	$0.42
Effect of dilutive securities-
Incremental shares from assumed conversion of options		6,803			8,125

Diluted EPS:
Net earnings	$964	1,984,243	$0.49	$825	1,951,913	$0.42

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by the Shareholders at PMHG’s annual meeting of shareholders on May 20, 2015 and permits PMHG to grant the Company’s key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the amount of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of PMHG’s common stock. As of June 30, 2016, no stock options, stock appreciation rights, performance shares, or phantom stock shares have been issued under the 2015 Plan. As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant.

A summary of the activity in PMHG’s 2007 Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	108,400	$10.01
Options granted	15,000	12.50
Options exercised	(1,400)	10.00

Outstanding at June 30, 2015	122,000	10.29

Outstanding at December 31, 2015	75,500	10.19
Options exercised	(3,300)	12.27
Options forfeited	(7,500)	10.00
Outstanding at June 30, 2016	64,700	$10.11	2.79 years

Exercisable at June 30, 2016	63,500	$10.10	2.72 years	$278,400

At June 30, 2016, there was $1,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 Plan. The fair value of the options granted is expected to be recognized over a weighted-average period of 16 months. The fair value of shares vested and recognized as compensation expense was $0 and $1,000 for the six months ended June 30, 2016 and 2015, respectively.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $39.6 million at June 30, 2016. At June 30, 2016, the Company had one advance from the FHLB in the amount of $4.0 million, maturing July 29, 2016 with an interest rate of 0.38%. This advance reduced the Company’s borrowing capacity under FHLB to $35.6 million at June 30, 2016. There were no outstanding FHLB advances at December 31, 2015.

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

		At June 30, 2016		At December 31, 2015
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$10,799	10,799	8,429	8,429
Securities available for sale	2	35,939	35,939	38,063	38,063
Loans held for sale	3	4,125	4,232	2,722	2,791
Loans, net	3	213,455	214,367	187,076	188,784
Federal Home Loan Bank stock	3	390	390	189	189
Accrued interest receivable	3	721	721	692	692
Bank-owned life insurance	3	1,687	1,687	1,662	1,662
Financial liabilities:
Deposits	3	240,383	240,449	217,573	217,652
Federal Home Loan Bank Advance	3	4,000	4,000	0	0
Off balance-sheet financial instruments	3	0	0	0	0

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in PMHG’s annual report on Form 10-K for the year ended December 31, 2015.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, construction loans in process, unused lines of credit, standby letters of credit, and guaranteed accounts is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Commitments to extend credit and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those letters of credit totaled $495,000 at June 30, 2016.

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third party credit card company, Card Assets and its issuing bank, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on certain accounts plus 10%.

The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below. Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2016 are as follows (in thousands):

Commitments to extend credit	$3,933

Construction loans in process	$10,067

Unused lines of credit	$27,557

Standby letters of credit	$1,827

Guaranteed accounts	$791

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Reclassification

Certain noninterest expenses were reclassified from occupancy and equipment to software maintenance, amortization, and other for the three and six months ended June 30, 2015 to conform to the presentation for the three and six months ended June 30, 2016. The reclassification of expenses had no effect on net earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2015. Results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

General

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for, and sole shareholder of, Prime Meridian Bank (the “Bank”) (collectively, the “Company”). The Bank opened for business on February 4, 2008, and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. The Bank offers a broad array of commercial and retail banking services through three full-service offices located in Tallahassee and Crawfordville, Florida and through its online banking platform.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Six Months Ended June 30, 2015
Average equity as a percentage of average assets	9.72%	10.37%	10.68%
Equity to total assets at end of period	9.64%	10.22%	10.34%
Return on average assets(1)	0.73%	0.74%	0.75%
Return on average equity(1)	7.56%	7.15%	7.05%
Noninterest expense to average assets(1)	2.82%	2.90%	2.81%
Nonperforming loans to total loans at end of period	0.20%	0.07%	0.10%

(1)	Annualized for the six months ended June 30, 2016 and June 30, 2015

FINANCIAL CONDITION

Average assets totaled $268.7 million for the three months ended June 30, 2016, an increase of $44.8 million, or 20.0%, over the three months ended June 30, 2015. For the six months ended June 30, 2016, average assets totaled $262.4 million, compared to $219.1 million over the same period in 2015, a $43.3 million, or 19.8% increase. In both time period comparisons, the increase in 2016 can be primarily attributed to higher average loan balances, partially offset by lower average balances of securities.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans. Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of June 30, 2016 and December 31, 2015, approximately 76.8% and 76.7%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages.

As of June 30, 2016, the Bank’s net loan portfolio represented 78.5% of total assets, compared to 76.7% of total assets at December 31, 2015. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Six loans totaling $446,000 were deemed to be impaired under the Bank’s policy at June 30, 2016, compared to three loans totaling $144,000 at December 31, 2015. For the six months ended June 30, 2016, the Bank reported a loan loss provision of $304,000 and net charge-offs of $2,000.

Deposits. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Total deposits at June 30, 2016 were $240.4 million, an increase of $22.8 million, or 10.5%, from December 31, 2015. The majority of deposit growth occurred in interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 22.9% of the average balance of total deposits for the six months ended June 30, 2016, compared to 23.2% for the six months ended June 30, 2015.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of June 30, 2016, to borrow up to $39.6 million. There was a $4 million advance outstanding at June 30, 2016, leaving available credit of $35.6 million.

Capital Adequacy. Stockholders’ equity was $26.2 million at June 30, 2016, compared to $24.9 million at December 31, 2015. During the first quarter of 2016, the Board of Directors declared and PMHG paid an annual dividend of $0.05 per share of common stock. At June 30, 2016, the Bank was considered to be “well capitalized” with a 9.16% Tier 1 Leverage Capital Ratio, a 11.70% Common Equity Tier 1 Risk-Based Capital Ratio, a 11.70% Tier 1 Risk-Based Capital Ratio, and a 12.95% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.” PMHG currently has no specific capital requirements.

The following is a summary at June 30, 2016 and December 31, 2015 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position (dollars in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2016:
Tier 1 Leverage Capital Ratio	$24,630	9.16%	$10,757	4.00%	$13,446	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio	24,630	11.70	9,476	4.50	13,687	6.50
Tier 1 Risk-Based Capital Ratio	24,630	11.70	12,634	6.00	16,845	8.00
Total Risk-Based Capital Ratio	27,263	12.95	16,845	8.00	21,057	10.00
As of December 31, 2015:
Tier 1 Leverage Capital Ratio	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-Based Capital Ratio	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-Based Capital Ratio	25,810	14.05	14,701	8.00	18,377	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	<8.00%	<6.00%	<4.50%	<4.00%
Significantly Undercapitalized	<6.00%	<4.00%	<3.00%	<3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Results of Operations

Net interest income constitutes the principal source of income for the Bank and results from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts, savings deposits, money-market accounts, and other borrowings. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities as well as the interest rates earned or paid on these assets and liabilities.

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

As shown in the following two tables, the 25.1% increase in average loan balances for the three month period and a 24.9% increase in average loan balances for the six-month period were not enough to offset the decrease in the average yield on loans from 2015 to 2016. This combined with lower yields on securities led to a decline in the average yield on total interest-earning assets, interest-rate spread, and net interest margin.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$206,343	$2,409	4.67%	$164,939	$2,014	4.88%
Mortgage loans held for sale	3,205	38	4.74	1,353	19	5.62
Securities	36,526	182	1.99	41,825	243	2.32
Other(2)	13,432	23	0.68	7,986	8	0.41

Total interest-earning assets	259,506	2,652	4.09	216,103	2,284	4.23

Noninterest-earning assets(3)	9,183			7,806

Total assets	$268,689			$223,909

Interest-bearing liabilities:
Savings, NOW and money-market deposits	164,354	175	0.43	126,319	135	0.43
Time deposits <$100,000	4,406	5	0.45	3,869	4	0.41
Time deposits >$100,000	16,282	21	0.52	19,264	27	0.56

Deposits	185,042	201	0.43	149,452	166	0.44
Other borrowings	77	0	0	4,157	8	0.77

Total interest-bearing liabilities	185,119	201	0.43	153,609	174	0.45

Noninterest-bearing deposits	56,692			45,270
Noninterest-bearing liabilities	1,147			1,415
Stockholders’ equity	25,731			23,615

Total liabilities and stockholders’ equity	$268,689			$223,909

Net interest income		$2,451			$2,110

Interest-rate spread			3.66%			3.78%

Net interest margin(4)			3.78%			3.91%

Ratio of average interest-earning assets to average interest-bearing liabilities	140.18%			140.68%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Some average balances for the three months ended June 30, 2015 have been recalculated from the Form 10-Q for the quarterly period ended June 30, 2015 to conform to the presentation of the three months ended June 30, 2016 in the form 10-Q for the quarterly period ended June 30, 2016.
(4)	Net interest margin is net interest income divided by total average interest-earning assets, annualized.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$199,973	$4,669	4.67%	$160,070	$3,949	4.93%
Mortgage loans held for sale	2,506	52	4.15	1,464	31	4.23
Securities	37,147	382	2.06	41,709	465	2.23
Other(2)(3)	13,613	48	0.71	7,948	21	0.54

Total interest-earning assets(3)	253,239	5,151	4.07	211,191	4,466	4.23

Noninterest-earning assets(3)	9,135			7,862

Total assets(3)	$262,374			$219,053

Interest-bearing liabilities:
Savings, NOW and money-market deposits	160,910	348	0.43	124,532	265	0.43
Time deposits <$100,000	4,435	9	0.41	3,764	8	0.43
Time deposits >$100,000	16,338	36	0.44	18,401	55	0.60

Deposits	181,683	393	0.43	146,697	328	0.45
Other borrowings	38	0	0.00	3,411	14	0.82

Total interest-bearing liabilities	181,721	393	0.43	150,108	342	0.46

Noninterest-bearing deposits(3)	53,869			44,243
Noninterest-bearing liabilities(3)	1,285			1,296
Stockholders’ equity	25,499			23,406

Total liabilities and stockholders’ equity(3)	$262,374			$219,053

Net interest income		$4,758			$4,124

Interest-rate spread			3.64%			3.77%

Net interest margin(4)			3.76%			3.91%

Ratio of average interest-earning assets to average interest-bearing liabilities(3)	139.36%			140.69%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets include Federal funds sold and Federal Home Loan Bank stock.
(3)	Some average balances for the six months ended June 30, 2015 have been recalculated from the Form 10-Q for the quarterly period ended June 30, 2015 to conform to the presentation of the six months ended June 30, 2016 in the Form 10-Q for the quarterly period ended June 30, 2016.
(4)	Net interest margin is net interest income divided by total average interest-earning assets, annualized.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Net Earnings. For the three months ended June 30, 2016, the Company reported net earnings of $582,000, or $0.29 per basic and diluted share, compared to net earnings of $376,000, or $0.19 per basic and diluted share, for the three months ended June 30, 2015.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $2.5 million for the three months ended June 30, 2016, compared to $2.1 million for the three months ended June 30, 2015.

Interest Income. Interest income increased to $2.7 million for the three months ended June 30, 2016, a $368,000 or 16.1%, increase over the three months ended June 30, 2015. The increase was driven by an increase in average loans from $164.9 million for the quarter ended June 30, 2015 to $206.3 million for the quarter ended June 30, 2016.

Interest Expense. Interest expense was $201,000 for the three months ended June 30, 2016, compared to $174,000 for the three months ended June 30, 2015. The year-over-year increase resulted primarily from a 23.8%, or $35.6 million, increase in the average balance of interest-bearing deposits from the second quarter of 2015 to the second quarter of 2016.

Despite strong growth in the loan portfolio, the Company’s net interest margin declined 13 basis points to 3.78%, due in part, to new loans being originated at lower yields.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended June 30, 2016 was $170,000, compared to $191,000 for the three months ended June 30, 2015. The decrease in the provision stems from an adjustment of our historical loss factors.

Management believes that the allowance for loan losses, which was $2.8 million or 1.28% of total loans, at June 30, 2016, to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance and gain on sale of securities available for sale. Noninterest income for the three months ended June 30, 2016 totaled $450,000 an increase of $203,000, or 82.2%, from the three months ended June 30, 2015. The increase was driven by a 50.7%, or $76,000, increase in mortgage banking revenue and an $87,000 gain on sale of securities available for sale.

Noninterest expense. Noninterest expense increased $242,000 or 15.3%, to $1.8 million for the three months ended June 30, 2016 compared to the same period a year ago. With the exception of professional fees, noninterest expenses were up across all categories, partially due to the opening of our Crawfordville office in September, 2015. The majority of the increase occurred in overall bank salaries and employee benefits as full-time equivalent employees increased from 47 at June 30, 2015 to 56 at June 30, 2016.

Income Taxes. Income tax expense is based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $323,000 for the three months ended June 30, 2016, compared to income tax expense of $206,000 for the three months ended June 30, 2015. The higher provision relates to earnings before income taxes of $905,000 for the three months ended June 30, 2016 compared to earnings before income taxes of $582,000 for the three months ended June 30, 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

Net Earnings. For the six months ended June 30, 2016, the Company reported net earnings of $964,000, or $0.49 per basic and diluted share, compared to net earnings of $825,000, or $0.42 per basic and diluted share, for the six months ended June 30, 2015.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $4.8 million for the six months ended June 30, 2016, compared to $4.1 million for the six months ended June 30, 2015.

Interest Income. Interest income increased to $5.2 million for the six months ended June 30, 2016, a $685,000 or 15.3%, increase over the six months ended June 30, 2015. The increase was driven by an increase in average loans from $160.1 million for the six months ended June 30, 2015 to $200.0 million for the six months ended June 30, 2016.

Interest Expense. Interest expense was $393,000 for the six months ended June 30, 2016, compared to $342,000 for the six months ended June 30, 2015.

The year-over-year increase resulted primarily from a 23.8%, or $35.0 million, increase in the average balance of interest-bearing deposits from the first six months of 2015 to the first six months of 2016.

Despite strong growth in the loan portfolio, the Company’s net interest margin declined 15 basis points to 3.76%, due in part, to new loans being originated at lower yields.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the six months ended June 30, 2016 was $304,000 compared to $209,000 for the six months ended June 30, 2015.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance, and gain on sale of securities available for sale. Noninterest income for the six months ended June 30, 2016 totaled $741,000 an increase of $305,000 or 70.0%, from the six months ended June 30, 2015. The increase is primarily due to an $166,000, or 78.7%, increase in mortgage banking revenue and a $60,000 increase in the gain on sale of securities available for sale in the first half of 2016.

Noninterest expense. Noninterest expense increased $629,000 or 20.4%, to $3.7 million for the six months ended June 30, 2016 compared to the same period a year ago. With the exception of professional fees, noninterest expenses were up across all categories, partially due to the opening of our Crawfordville office in September, 2015. The majority of the increase occurred in salaries and employee benefits as full-time equivalent employees increased from 47 at June 30, 2015 to 56 at June 30, 2016.

Income Taxes. Income tax expense is based on amounts reported in the statements of earnings, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $526,000 for the six months ended June 30, 2016, compared to income tax expense of $450,000 for the six months ended June 30, 2015. The higher provision relates to higher earnings before taxes for the period.

Liquidity

As a commercial bank, we are expected to maintain an adequate liquidity reserve. Liquidity refers to our ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, other investments, and short-term marketable securities such as federal funds sold, United States securities, or securities guaranteed by the United States. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program (“QPD”). We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands. The market value of securities pledged to the QPD Program as of June 30, 2016, was $9.7 million.

At June 30, 2016, total deposits were $240.4 million, of which $17.1 million were in certificates of deposits of $100,000 or more. Also, as a member of the FHLB, we have access to approximately $39.6 million of available lines of credit secured by qualifying collateral as of June 30, 2016, in addition to $14.2 million in unsecured lines of credit we maintain with correspondent banks. As of June 30, 2016, we had $4.0 million outstanding in Federal Home Loan Bank advances, reducing our available line of credit with FHLB to $35.6 million.

Off-Balance Sheet Arrangements

Refer to footnote (9) in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending June 30, 2016 for a discussion of off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that PMHG files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by PMHG in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and nonfinancial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2016, PMHG issued 1,014 shares to members of its Board of Directors in lieu of $13,500 in cash fees. During the second quarter, PMHG issued 3,300 shares to directors and officers who exercised stock options and paid $40,500 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Filed herewith

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 25, 2016	Exhibit 10.1 to Form 8-K filed on July 27, 2016

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on June 28, 2014

99.2	Charter of the Compensation Committee, as amended	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

August 11, 2016	By:	/s/ Sammie D. Dixon, Jr.
Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President and Principal Executive Officer

August 11, 2016	By:	/s/ R. Randy Guemple
Date		R. Randy Guemple
Chief Financial Officer, Executive Vice President, and Principal Financial Officer