Form 10-Q
period 2016-09-30
Prime Meridian Holding Co
filed 2016-11-10
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒No Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2016: 1,986,757

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$5,903	3,528
Federal funds sold	11,900	4,657
Interest-bearing deposits	5,274	244

Total cash and cash equivalents	23,077	8,429
Securities available for sale	32,714	38,063
Loans held for sale	3,525	2,722
Loans, net of allowance for loan losses of $2,863 and $2,473	222,768	187,076
Federal Home Loan Bank stock	220	189
Premises and equipment, net	4,653	4,222
Accrued interest receivable	705	692
Bank-owned life insurance	1,699	1,662
Other assets	603	989

Total assets	$289,964	244,044

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	70,102	50,158
Savings, NOW and money-market deposits	167,818	144,801
Time deposits	23,236	22,614

Total deposits	261,156	217,573
Official checks	1,093	744
Other liabilities	874	794

Total liabilities	263,123	219,111

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 1,985,686 and 1,975,329 issued and outstanding	20	20
Additional paid-in capital	20,538	20,415
Retained earnings	5,917	4,442
Accumulated other comprehensive income	366	56

Total stockholders’ equity	26,841	24,933

Total liabilities and stockholders’ equity	$289,964	244,044

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans	$2,573	2,146	7,294	6,126
Securities	156	202	538	667
Other	26	10	74	31

Total interest income	2,755	2,358	7,906	6,824

Interest expense:
Deposits	205	179	598	507
Other borrowings	1	4	1	18

Total interest expense	206	183	599	525

Net interest income	2,549	2,175	7,307	6,299
Provision for loan losses	108	124	412	333

Net interest income after provision for loan losses	2,441	2,051	6,895	5,966

Noninterest income:
Service charges and fees on deposit accounts	74	37	174	110
Mortgage banking revenue	260	196	637	407
Income from bank-owned life insurance	12	12	37	37
Gain on sale of securities available for sale	0	0	102	42
Other income	69	45	206	130

Total noninterest income	415	290	1,156	726

Noninterest expense:
Salaries and employee benefits	1,062	959	3,006	2,571
Occupancy and equipment	209	222	624	579
Professional fees	81	69	285	306
Marketing	94	95	361	304
FDIC assessment	36	28	102	83
Software maintenance, amortization and other	125	109	375	314
Other	304	268	863	669

Total noninterest expense	1,911	1,750	5,616	4,826

Earnings before income taxes	945	591	2,435	1,866
Income taxes	335	213	861	663

Net earnings	$610	378	1,574	1,203

Basic earnings per share	$0.31	0.19	0.79	0.62

Diluted earnings per share	$0.31	0.19	0.79	0.61

Cash dividends per common share	$0	0	0.05	0

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$610	378	1,574	1,203

Other comprehensive (loss) income:
Change in unrealized gain on securities:
Unrealized (loss) gain arising during the period	(64)	355	593	368
Reclassification adjustment for realized gains	0	0	(102)	(42)

Net change in unrealized (loss) gain	(64)	355	491	326
Deferred benefit (income taxes) on above change	24	(131)	(181)	(120)

Total other comprehensive (loss) income	(40)	224	310	206

Comprehensive income	$570	602	1,884	1,409

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	1,941,617	$19	20,056	2,738	54	22,867
Net earnings for the nine months ended September 30, 2015 (unaudited)	0	0	0	1,203	0	1,203
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	206	206
Stock options exercised (unaudited)	1,400	0	14	0	0	14
Common stock issued as compensation to directors (unaudited)	2,455	0	29	0	0	29
Stock-based compensation (unaudited)	0	0	12	0	0	12

Balance at September 30, 2015 (unaudited)	1,945,472	$19	20,111	3,941	260	24,331

Balance at December 31, 2015	1,975,329	$20	20,415	4,442	56	24,933
Net earnings for the nine months ended September 30, 2016 (unaudited)	0	0	0	1,574	0	1,574
Dividends paid (unaudited)	0	0	0	(99)	0	(99)
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	0	0	0	0	310	310
Stock options exercised (unaudited)	7,500	0	82	0	0	82
Common stock issued as compensation to directors (unaudited)	2,857	0	40	0	0	40
Stock-based compensation (unaudited)	0	0	1	0	0	1

Balance at September 30, 2016 (unaudited)	1,985,686	$20	20,538	5,917	366	26,841

See Accompanying Notes to Condensed Consolidated Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$1,574	1,203
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	395	324
Provision for loan losses	412	333
Net amortization of deferred loan fees	(1)	(298)
Gain on sale of securities available for sale	(102)	(42)
Amortization of premiums and discounts on securities available for sale	332	326
Gain on sale of loans held for sale	(558)	(379)
Proceeds from the sale of loans held for sale	33,268	23,169
Loans originated as held for sale	(33,513)	(22,953)
Stock issued as compensation	40	29
Stock-based compensation expense	1	12
Income from bank-owned life insurance	(37)	(37)
Net (increase) decrease in accrued interest receivable	(13)	16
Net decrease (increase) in other assets	205	(138)
Net increase in other liabilities and official checks	429	211

Net cash provided by operating activities	2,432	1,776

Cash flows from investing activities:
Loan originations, net of principal repayments	(36,103)	(25,637)
Purchase of securities available for sale	(10,416)	(7,473)
Principal repayments of securities available for sale	6,488	8,007
Proceeds from sale of securities available for sale	8,248	2,075
Maturities and calls of securities available for sale	1,290	0
Purchase of Federal Home Loan Bank stock	(31)	(216)
Purchase of premises and equipment	(826)	(824)

Net cash used in investing activities	(31,350)	(24,068)

Cash flows from financing activities:
Net increase in deposits	43,583	30,402
Decrease in other borrowings	0	(2,699)
Increase in Federal Home Loan Bank advances	0	5,000
Proceeds from stock options exercised	82	14
Cash dividends paid	(99)	0

Net cash provided by financing activities	43,566	32,717

Net increase in cash and cash equivalents	14,648	10,425
Cash and cash equivalents at beginning of period	8,429	7,555

Cash and cash equivalents at end of period	$23,077	17,980

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$525	516

Income taxes	$670	844

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on sale of securities available for sale, net of taxes	$310	206

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2016, and the results of operations for the three and nine month periods ended September 30, 2016 and 2015. The results of operations for the three months ended September 30, 2016 and the nine months ended September 30, 2016, respectively, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income. Accounting principles generally accepted in the United States of America (“GAAP”) generally require that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income (loss) is the net change in the unrealized gains on the securities available for sale.

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

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2016:
U.S. Government agency securities	$2,187	42	0	2,229
Municipal securities	11,678	297	(14)	11,961
Mortgage-backed securities	18,268	270	(14)	18,524

Total	$32,133	609	(28)	32,714

At December 31, 2015:
U.S. Government agency securities	8,376	61	(9)	8,428
Municipal securities	9,532	130	(54)	9,608
Mortgage-backed securities	20,065	52	(90)	20,027

Total	$37,973	243	(153)	38.063

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At September 30, 2016:
Securities Available for Sale-
Municipal Securities	$(14)	1,674	0	0
Mortgage-backed securities	(3)	779	(11)	769

Total	$(17)	2,453	(11)	769

At December 31, 2015:
Securities Available for Sale:
U.S. Government agency securities	(9)	1,616	0	0
Municipal securities	(14)	1,620	(40)	1,224
Mortgage-backed securities	(40)	10,803	(50)	2,018

Total	$(63)	14,039	(90)	3,242

The unrealized losses at September 30, 2016 on ten securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2016:
U.S. Government agency securities	$2,229	0	2,229	0
Municipal securities	11,961	0	11,961	0
Mortgage-backed securities	18,524	0	18,524	0

Total	$32,714	0	32,714	0

At December 31, 2015:
U.S. Government agency securities	8,428	0	8,428	0
Municipal securities	9,608	0	9,608	0
Mortgage-backed securities	20,027	0	20,027	0

Total	$38,063	0	38,063	0

During the nine months ended September 30, 2016 and 2015, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At September 30, 2016:
Due in one to five years	$2,523	2,534
Due in five to ten years	7,312	7,562
Due after ten years	4,030	4,094
Mortgage-backed securities	18,268	18,524

Total	$32,133	32,714

(3)	Loans

The segments and classes of loans are as follows (in thousands):

	At September 30, 2016	At December 31, 2015
Real estate mortgage loans:
Commercial	$65,418	57,847
Residential and home equity	86,757	69,817
Construction	21,520	17,493

Total real estate mortgage loans	173,695	145,157
Commercial loans	47,015	40,229
Consumer and other loans	4,581	3,877

Total loans	225,291	189,263
Add (deduct):
Net deferred loan costs	340	286
Allowance for loan losses	(2,863)	(2,473)

Loans, net	$222,768	187,076

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans
	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
Three-Month Period Ended September 30, 2016:
Beginning balance	$764	1,017	243	686	65	2,775
Provision (credit) for loan losses	11	28	32	40	(3)	108
Net (charge-offs) recoveries	0	0	0	(17)	(3)	(20)

Ending balance	$775	1,045	275	709	59	2,863

Three-Month Period Ended September 30, 2015:
Beginning balance	$706	797	237	519	48	2,307
Provision (credit) for loan losses	(3)	47	20	70	(10)	124
Net recoveries	0	0	0	0	(2)	(2)

Ending balance	$703	844	257	589	36	2,429

Nine-Month Period Ended September 30, 2016:
Beginning balance	$707	868	246	596	56	2,473
Provision for loan losses	68	177	29	130	8	412
Net (charge-offs) recoveries	0	0	0	(17)	(5)	(22)

Ending balance	$775	1,045	275	709	59	2,863

Nine-Month Period Ended September 30, 2015:
Beginning balance	$641	594	263	562	38	2,098
Provision (credit) for loan losses	62	250	(6)	27	0	333
Net recoveries	0	0	0	0	(2)	(2)

Ending balance	$703	844	257	589	36	2,429

At September 30, 2016:
Individually evaluated for impairment:
Recorded investment	$0	1,010	74	77	0	1,161

Balance in allowance for loan losses	$0	0	0	65	0	65

Collectively evaluated for impairment:
Recorded investment	$65,418	85,747	21,446	46,938	4,581	224,130

Balance in allowance for loan losses	$775	1,045	275	644	59	2,798

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$0	0	0	137	7	144

Balance in allowance for loan losses	$0	0	0	62	7	69

Collectively evaluated for impairment:
Recorded investment	$57,847	69,817	17,493	40,092	3,870	189,119

Balance in allowance for loan losses	$707	868	246	534	49	2,404

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
At September 30, 2016:
Real estate mortgage loans:
Commercial	$60,352	5,066	0	0	0	65,418
Residential and home equity	82,546	3,165	1,046	0	0	86,757
Construction	21,255	83	182	0	0	21,520
Commercial loans	46,601	234	180	0	0	47,015
Consumer and other loans	4,527	52	2	0	0	4,581

Total	$215,281	8,600	1,410	0	0	225,291

At December 31, 2015:
Real estate mortgage loans:
Commercial	52,097	5,750	0	0	0	57,847
Residential and home equity	65,367	3,396	1,054	0	0	69,817
Construction	17,204	163	126	0	0	17,493
Commercial loans	39,607	461	161	0	0	40,229
Consumer and other loans	3,836	32	9	0	0	3,877

Total	$178,111	9,802	1,350	0	0	189,263

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

At September 30, 2016, there were six loans on nonaccrual.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2016:
Real estate mortgage loans:
Commercial	$0	0	0	0	65,418	0	65,418
Residential and home equity	0	0	0	0	85,747	1,010	86,757
Construction	0	0	0	0	21,446	74	21,520
Commercial loans	0	0	0	0	46,938	77	47,015
Consumer and other loans	0	0	0	0	4,581	0	4,581

Total	$0	0	0	0	224,130	1,161	225,291

At December 31, 2015:
Real estate mortgage loans:
Commercial	0	0	0	0	57,847	0	57,847
Residential and home equity	0	0	0	0	69,817	0	69,817
Construction	0	0	0	0	17,493	0	17,493
Commercial loans	0	0	0	0	40,092	137	40,229
Consumer and other loans	0	0	0	0	3,877	0	3,877

Total	$0	0	0	0	189,126	137	189,263

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At September 30, 2016:
Residential & Home Equity	$1,010	1,010	0	0	0	1,010	1,010	0
Construction	74	74	0	0	0	74	74	0
Commercial loans	0	0	77	77	65	77	77	65

Total	$1,084	1,084	77	77	65	1,161	1,161	65

At December 31, 2015:
Commercial loans	0	0	137	137	62	137	137	62
Consumer & other loans	0	0	7	7	7	7	7	7

Total	$0	0	144	144	69	144	144	69

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential & Home Equity	$361	0	0	0	0	0
Construction	1	0	0	0	0	0
Commercial loans	88	0	0	226	1	1
Consumer & Other	7	0	0	7	0	0

Total	$457	0	0	233	1	1

	Nine Months Ended September 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential & Home Equity	$119	0	0	0	0	0
Commercial loans	91	0	0	273	10	9
Consumer & Other	3	0	0	7	0	0

Total	$213	0	0	280	10	9

There were no collateral dependent loans measured at fair value on a nonrecurring basis at September 30, 2016 or December 31, 2015.

(4)	Regulatory Capital

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

The following is a summary at September 30, 2016 and December 31, 2015 of the regulatory capital requirements to be considered “well-capitalized” and the Bank’s capital position (dollars in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2016:
Tier 1 Leverage
Capital Ratio	$25,300	9.01%	$11,238	4.00%	$14,048	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	25,300	11.55	9,860	4.50	14,242	6.50
Tier 1 Risk-Based
Capital Ratio	25,300	11.55	13,146	6.00	17,528	8.00
Total Risk-Based
Capital Ratio	28,040	12.80	17,528	8.00	21,911	10.00
As of December 31, 2015:
Tier 1 Leverage
Capital Ratio	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-Based
Capital Ratio	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-Based
Capital Ratio	25,810	14.05	14,701	8.00	18,377	10.00

At September 30, 2016, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months and the nine months ended September 30, 2016 and 2015, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. (dollars in thousands, except per share amounts):

	2016			2015
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings	$610	1,985,201	$0.31	$378	1,945,345	$0.19
Effect of dilutive securities-
Incremental shares from assumed conversion of options		2,965			3,694

Diluted EPS:
Net earnings	$610	1,988,166	$0.31	$378	1,949,039	$0.19

Nine Months Ended September 30:
Basic EPS:
Net earnings	$1,574	1,980,046	$0.79	$1,203	1,944,313	$0.62
Effect of dilutive securities-
Incremental shares from assumed conversion of options		9,376			11,818

Diluted EPS:
Net earnings	$1,574	1,989,422	$0.79	$1,203	1,956,131	$0.61

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by the Shareholders at PMHG’s annual meeting of shareholders on May 20, 2015 and permits PMHG to grant the Company’s key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the amount of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of PMHG’s common stock. As of September 30, 2016, no stock options, stock appreciation rights, performance shares, or phantom stock shares have been issued under the 2015 Plan. As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant.

A summary of the activity in PMHG’s 2007 Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	108,400	$10.01
Options granted	15,000	12.50
Options exercised	(1,400)	10.00

Outstanding at September 30, 2015	122,000	10.29

Outstanding at December 31, 2015	75,500	10.19
Options exercised	(7,500)	11.00
Options forfeited	(7,500)	10.00

Outstanding at September 30, 2016	60,500	$10.11	2.55 years

Exercisable at September 30, 2016	59,300	$10.10	2.48 years	$248,900

At September 30, 2016, there was $1,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 Plan. The fair value of the options granted is expected to be recognized over a weighted-average period of fourteen months. The fair value of shares vested and recognized as compensation expense was $1,000 and $12,000 for the nine months ended September 30, 2016 and 2015, respectively.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $36.4 million at September 30, 2016. At September 30, 2016, the Company had no outstanding loans under this line.

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

		At September 30, 2016		At December 31, 2015
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$23,077	23,077	8,429	8,429
Securities available for sale	2	32,714	32,714	38,063	38,063
Loans held for sale	3	3,525	3,699	2,722	2,791
Loans, net	3	222,768	221,436	187,076	188,784
Federal Home Loan Bank stock	3	220	220	189	189
Accrued interest receivable	3	705	705	692	692
Bank-owned life insurance	3	1,699	1,699	1,662	1,662
Financial liabilities:
Deposits	3	261,156	261,225	217,573	217,652
Off balance-sheet financial instruments	3	0	0	0	0

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, construction loans in process, unused lines of credit, standby letters of credit, and guaranteed accounts is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Commitments to extend credit and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those letters of credit totaled $406,000 at September 30, 2016.

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third party credit card company, Card Assets, and its issuing bank, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on certain accounts plus 10%.

The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below. Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2016 are as follows (in thousands):

Commitments to extend credit	$1,343

Construction loans in process	$9,335

Unused lines of credit	$26,271

Standby letters of credit	$1,893

Guaranteed accounts	$1,376

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Reclassification

Certain noninterest expenses were reclassified from occupancy and equipment to software maintenance, amortization, and other for the three and nine months ended September 30, 2015 to conform to the presentation for the three and nine months ended September 30, 2016. The reclassification of expenses had no effect on net earnings.

(continued)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2015. Results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015
Average equity as a percentage of average assets	9.62%	10.37%	10.55%
Equity to total assets at end of period	9.26%	10.22%	9.94%
Return on average assets(1)	0.78%	0.74%	0.72%
Return on average equity(1)	8.13%	7.15%	6.80%
Noninterest expense to average assets(1)	2.79%	2.90%	2.88%
Nonperforming loans to total loans at end of period	0.51%	0.07%	0.11%

(1)	Annualized for the nine months ended September 30, 2016 and September 30, 2015

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in preparation of the Consolidated Financial Statements as of September 30, 2016, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

FINANCIAL CONDITION

Average assets totaled $281.0 million for the three months ended September 30, 2016, an increase of $48.6 million, or 20.9%, over the three months ended September 30, 2015. For the nine months ended September 30, 2016, average assets totaled $268.5 million, compared to $223.5 million over the same period in 2015, a $45.0 million, or 20.1% increase. In both time period comparisons, the increase in 2016 can be primarily attributed to higher average loan balances, partially offset by lower average balances of securities.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At September 30, 2016, our available for sale investment portfolio included U.S. Treasury notes, municipal securities, and mortgage-backed securities and had a fair market value of $32.7 million and an amortized cost value of $32.1 million. At September 30, 2016 and December 31, 2015, our investment securities portfolio represented approximately 11.3% and 15.6% of our total assets, respectively. The average yield on our investment securities for the nine months ended September 30, 2016 was 1.98%, compared to 2.17% for the nine months ended September 30, 2015.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans. Our goal is to maintain a high quality of loans through sound underwriting and lending practices. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Our loans are priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

Loans grew $9.3 million, or 4.4% when compared to the second quarter of 2016, and have grown $35.7 million, or 19.1% from December 31, 2015. While the Bank has grown all loan sectors in 2016, nearly half of the year-to-date growth came from the residential and home equity sector, which is up $16.9 million from year-end. In total, approximately 77.1% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at September 30, 2016, compared to 76.7% at year-end.

Nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income.

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Six loans totaling $1,161,000 were deemed to be impaired under the Bank’s policy at September 30, 2016, compared to three loans totaling $144,000 at December 31, 2015. The Bank’s nonperforming assets represented 0.40% of total assets at September 30, 2016, compared to 0.06% at December 31, 2015.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $2.9 million or 1.27% of total loans, at September 30, 2016, is adequate to cover losses inherent in the loan portfolio. Of the $1.2 million in impaired loans at September 30, 2016, $77,000 of these loans had a reserve of $65,000 allocated in the allowance. Collateral values on the remaining impaired loans did not require specific reserves at September 30, 2016. Comparatively, of the $144,000 in impaired loans at December 31, 2015, there was a $69,000 reserve allocated on the full amount.

Deposits. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Total deposits at September 30, 2016 were $261.2 million, an increase of $43.6 million, or 20.0%, from December 31, 2015. Year-to-date deposit growth in 2016 is spread fairly evenly between noninterest-bearing and interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 23.7% of the average balance of total deposits for the nine months ended September 30, 2016, compared to 23.4% for the nine months ended September 30, 2015.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of September 30, 2016, to borrow up to $36.4 million. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $16.3 million at September 30, 2016. There were no loans outstanding under any of these lines at September 30, 2016.

RESULTS OF OPERATIONS

Net interest income constitutes the principal source of income for the Bank and results from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts, savings deposits, money-market accounts, and other borrowings. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities as well as the interest rates earned or paid on these assets and liabilities. The following tables set forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields.

As shown in the following two tables, the 25.1% increase in average loan balances for the three month period and the 25.0% increase in average loan balances for the nine-month period were not enough to offset the decrease in the average yield on loans from 2015 to 2016. This combined with lower yields on securities led to a decline in the average yield on total interest-earning assets, interest-rate spread, and net interest margin for both the 2016 third quarter and nine month period.

	Three Months Ended September 30,
	2016			2015
(Dollars in Thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$219,665	$2,539	4.62%	$175,617	$2,125	4.84%
Mortgage loans held for sale	3,141	34	4.33	1,527	21	5.50
Securities	34,280	156	1.82	39,587	202	2.04
Other(2)	14,206	26	0.73	7,505	10	0.53

Total interest-earning assets	271,292	2,755	4.06	224,236	2,358	4.21

Noninterest-earning assets	9,697			8,122

Total assets	$280,989			$232,358

Interest-bearing liabilities:
Savings, NOW and money-market deposits	165,715	177	0.43	132,068	149	0.45
Time deposits <$100,000	4,447	5	0.45	3,998	4	0.40
Time deposits >$100,000	17,735	23	0.52	18,006	26	0.58

Deposits	187,897	205	0.44	154,072	179	0.46
Other borrowings	1,217	1	0.33	5,000	4	0.32

Total interest-bearing liabilities	189,114	206	0.44	159,072	183	0.46

Noninterest-bearing deposits	63,822			48,281
Noninterest-bearing liabilities	1,358			1,065
Stockholders’ equity	26,695			23,940

Total liabilities and stockholders’ equity	$280,989			$232,358

Net interest income		$2,549			$2,175

Interest-rate spread			3.62%			3.75%

Net interest margin(3)			3.76%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	143.45%			140.97%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized.

	Nine Months Ended September 30,
	2016			2015
(Dollars in Thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$206,585	$7,211	4.65%	$165,309	$6,074	4.90%
Mortgage loans held for sale	2,720	83	4.07	1,486	52	4.67
Securities	36,184	538	1.98	40,994	667	2.17
Other(2)	13,812	74	0.71	7,799	31	0.53

Total interest-earning assets	259,301	7,906	4.07	215,588	6,824	4.22

Noninterest-earning assets	9,235			7,948

Total assets	$268,536			$223,536

Interest-bearing liabilities:
Savings, NOW and money-market deposits	162,524	524	0.43	127,072	414	0.43
Time deposits <$100,000	4,439	15	0.45	3,843	8	0.28
Time deposits >$100,000	16,807	59	0.47	18,268	85	0.62

Deposits	183,770	598	0.43	149,183	507	0.45
Other borrowings	434	1	0.31	2,308	18	1.04

Total interest-bearing liabilities	184,204	599	0.43	151,491	525	0.46

Noninterest-bearing deposits	57,211			45,604
Noninterest-bearing liabilities	1,294			2,855
Stockholders’ equity	25,827			23,586

Total liabilities and stockholders’ equity	$268,536			$223,536

Net interest income		$7,307			$6,299

Interest-rate spread			3.64%			3.76%

Net interest margin(3)			3.76%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	140.77%			142.31%

(1)	Includes nonaccrual loans.
(2)	Other interest-earning assets include federal funds sold and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

Net Earnings. For the three months ended September 30, 2016, the Company reported net earnings of $610,000, or $0.31 per basic and diluted share, compared to net earnings of $378,000, or $0.19 per basic and diluted share, for the three months ended September 30, 2015.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $2.5 million for the three months ended September 30, 2016, compared to $2.2 million for the three months ended September 30, 2015.

Interest Income. Interest income increased to $2.8 million for the three months ended September 30, 2016, a $397,000 or 16.8%, increase over the three months ended September 30, 2015. The increase was driven by an increase in average loans from $175.6 million for the quarter ended September 30, 2015 to $219.7 million for the quarter ended September 30, 2016.

Interest Expense. Interest expense was $206,000 for the three months ended September 30, 2016, compared to $183,000 for the three months ended September 30, 2015. The year-over-year increase resulted primarily from a 22.0%, or $33.8 million, increase in the average balance of interest-bearing deposits from the third quarter of 2015 to the third quarter of 2016.

Despite strong growth in the loan portfolio, the Company’s net interest margin declined 12 basis points to 3.76%, due primarily to new loans being originated at lower yields.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended September 30, 2016 was $108,000, compared to $124,000 for the three months ended September 30, 2015.

Management believes that the allowance for loan losses, which was $2.9 million or 1.27% of total loans, at September 30, 2016, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance and any gains on the sale of securities available for sale. Noninterest income for the three months ended September 30, 2016 totaled $415,000 an increase of $125,000, or 43.1%, from the three months ended September 30, 2015. The increase was primarily driven by a 32.7%, or $64,000, increase in mortgage banking revenue. Increased service charges and fees on deposit accounts and gains in other income from higher merchant card services and credit card fee income also contributed to growth in noninterest income for the 2016 quarter.

Noninterest expense. Noninterest expense increased $161,000 or 9.2%, to $1.9 million for the three months ended September 30, 2016 compared to the same period a year ago. The majority of the increase occurred in overall bank salaries and employee benefits as full-time equivalent employees increased from 54 at September 30, 2015 to 63 at September 30, 2016. Higher board fees and contracted services also contributed to higher noninterest expense year over year.

Income Taxes. Income tax expense is based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $335,000 for the three months ended September 30, 2016, compared to income tax expense of $213,000 for the three months ended September 30, 2015. The higher provision relates to earnings before income taxes of $945,000 for the three months ended September 30, 2016 compared to earnings before income taxes of $591,000 for the three months ended September 30, 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

Net Earnings. For the nine months ended September 30, 2016, the Company reported net earnings of $1,574,000, or $0.79 per basic and diluted share, compared to net earnings of $1,203,000, or $0.62 per basic and $0.61 per diluted share, for the nine months ended September 30, 2015.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $7.3 million for the nine months ended September 30, 2016, compared to $6.3 million for the nine months ended September 30, 2015.

Interest Income. Interest income increased to $7.9 million for the nine months ended September 30, 2016, a $1.1 million or 15.9%, increase over the nine months ended September 30, 2015. The increase was driven by an increase in average loans from $165.3 million for the nine months ended September 30, 2015 to $206.6 million for the nine months ended September 30, 2016.

Interest Expense. Interest expense was $599,000 for the nine months ended September 30, 2016, compared to $525,000 for the nine months ended September 30, 2015. The year-over-year increase resulted primarily from a 23.2%, or $34.6 million, increase in the average balance of interest-bearing deposits from the first nine months of 2015 to the first nine months of 2016.

Despite strong growth in the loan portfolio, the Company’s net interest margin declined 14 basis points to 3.76%, due primarily to new loans being originated at lower yields.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the nine months ended September 30, 2016 was $412,000 compared to $333,000 for the nine months ended September 30, 2015.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance, and any gain on the sale of securities available for sale. Noninterest income for the nine months ended September 30, 2016 totaled $1.2 million an increase of $430,000 or 59.2%, from the nine months ended September 30, 2015. The increase is primarily due to a $230,000, or 56.5%, increase in mortgage banking revenue. Other contributing factors include higher service charges and fees on deposit accounts, a $60,000 increase in the gain on sale of securities available for sale, and a $76,000 increase in other income which was driven by higher merchant card services and credit card fee income.

Noninterest expense. Noninterest expense increased $790,000, or 16.4%, to $5.6 million for the nine months ended September 30, 2016 compared to the same period a year ago. With the exception of professional fees, noninterest expense was up across all categories, partially due to the opening of our Crawfordville office in September, 2015, and the expansion of our team. The majority of the increase in noninterest expense occurred in salaries and employee benefits as full-time equivalent employees increased from 54 at September 30, 2015 to 63 at September 30, 2016. Other major contributors to the increase in noninterest expense were higher board fees and higher contracted services in 2016.

Income Taxes. Income tax expense is based on amounts reported in the statements of earnings, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $861,000 for the nine months ended September 30, 2016, compared to income tax expense of $663,000 for the nine months ended September 30, 2015. The higher provision relates to higher earnings before taxes for the period.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities. Our primary liquid assets accounted for 19.2% and 19.1% of total assets at September 30, 2016 and December 31, 2015, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At September 30, 2016, the Bank had access to approximately $36.4 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $16.3 million in unsecured lines of credit maintained with correspondent banks. As of September 30, 2016, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $9.6 million at September 30, 2016.

Our core deposits consist of noninterest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $100,000 and large deposits. At September 30, 2016, total deposits were $261.2 million, of which $16.1 million was in certificates of deposits of $100,000 or more. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $26.8 million at September 30, 2016, compared to $24.9 million at December 31, 2015. During the first quarter of 2016, the Board of Directors declared and PMHG paid its first annual dividend of $0.05 per share of common stock. At September 30, 2016, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.01% Tier 1 Leverage Capital Ratio, a 11.55% Common Equity Tier 1 Risk-Based Capital Ratio, a 11.55% Tier 1 Risk-Based Capital Ratio, and a 12.80% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at September 30, 2016 and December 31, 2015 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position (dollars in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2016:
Tier 1 Leverage
Capital Ratio	$25,300	9.01%	$11,238	4.00%	$14,048	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	25,300	11.55	9,860	4.50	14,242	6.50
Tier 1 Risk-Based
Capital Ratio	25,300	11.55	13,146	6.00	17,528	8.00
Total Risk-Based
Capital Ratio	28,040	12.80	17,528	8.00	21,911	10.00
As of December 31, 2015:
Tier 1 Leverage
Capital Ratio	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1
Risk-Based
Capital Ratio	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-Based
Capital Ratio	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-Based
Capital Ratio	25,810	14.05	14,701	8.00	18,377	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $1 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending September 30, 2016 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2016, PMHG issued 1,071 shares to members of its Board of Directors in lieu of $13,575 in cash fees. During the third quarter, PMHG issued 4,200 shares to directors who exercised stock options and paid $42,000 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 25, 2016	Exhibit 10.1 to Form 8-K filed on July 27, 2016

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Filed herewith

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on June 28, 2014

99.2	Charter of the Compensation Committee, as amended on March 17, 2016 and July 21, 2016	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

November 10, 2016	By:	/s/ Sammie D. Dixon, Jr.
Date		Sammie D. Dixon, Jr. Chief Executive Officer, President and Principal Executive Officer

November 10, 2016	By:	/s/ R. Randy Guemple
Date		R. Randy Guemple Chief Financial Officer, Executive Vice President, and Principal Financial Officer