Form 10-K
period 2016-12-31
Prime Meridian Holding Co
filed 2017-03-21
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of March 8, 2017, there were 2,006,180 issued and outstanding shares of the Registrant’s common stock. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $13.65 per share selling price of the common stock on June 30, 2016 was $18,752,766.

Prime Meridian Holding Company

2016 Form 10-K Annual Report

Part I

Item 1.	Business

General Description of Business

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. In this report, the terms “Company,” “we,” “us,” or “our” mean PMHG and its subsidiary. Since opening in 2008, the Bank has conducted a general banking business and has grown to sixty-four full time equivalent (“FTE”) employees as of December 31, 2016.

History

Prime Meridian Bank, a Florida commercial bank, was chartered on February 4, 2008, with a commitment to providing a high level of client service while maintaining sound and prudent banking practices. In 2010, our holding company, PMHG, was formed and the Bank’s shareholders exchanged their shares of common stock for shares of common stock of PMHG, with the Bank becoming a wholly-owned subsidiary of PMHG. This occurred through a statutory share exchange on September 16, 2010. The Company commenced a public offering registered with the United States Securities and Exchange Commission (the “SEC”) on December 11, 2013, has continued to file periodic reports with the SEC since that date, and became listed and publicly traded on the OTCQX marketplace on August 24, 2015.

In an effort to provide a superior level of service, we are building a culture and brand that fosters client relationships and creates an inviting atmosphere rather than simply processing customers’ transactions. We want a culture that supports relationship banking. This culture has served us well, with many of our clients referring others to us. In our view, there is no greater compliment than to have our existing clients share their positive banking experiences with their family and friends.

Our team developed and adopted the following five core principles to support our actions and guide our decisions:

•

Passion – A level of intense excellence and commitment that goes over and above merely meeting the commercial considerations and legal requirements - Never give up. Never settle for mediocrity. Never let fear hamper us from taking calculated risks. Above all, Never let a cynic stand in our way.

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

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. Nielsen, using primarily United States Census Bureau data, estimates that the 2017 population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, is 385,452 and is expected to grow to 402,077, or 4.3% by 2022. Tallahassee is the state capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. The Tallahassee MSA is furthermore home to over 70,000 college students with two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. According to the United States Census Bureau, an estimated 47.5% of the persons age 25 years and older living in Tallahassee has a Bachelor’s degree. While the region is thought to be attractive for many types of economic development, the Economic Development Council of Tallahassee/Leon County previously identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment; (2) aviation and aerospace; (3) health sciences, medical education, training and research, and sports medicine; (4) information technology; (5) research and engineering; (6) transportation and logistics; and (7) advanced manufacturing.

Like all Florida communities, we experienced the impact of the most recent economic recession, specifically the dramatic decrease in housing and real estate values. According to the Bureau of Labor Statistics, the national unemployment rate and Florida’s unemployment rate were both 4.7% at December 31, 2016, while Tallahassee’s unemployment rate was reported at 4.5%. Any increases in unemployment rates could result in nonperforming loans and reduced asset quality.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit, Apple Pay, Bank-to-Bank transfers and online banking, we offer basic services which include demand interest-bearing and noninterest-bearing accounts, savings accounts, money-market deposit accounts, health savings accounts (HSA), NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, debit cards, direct deposits, notary services, night depository, official checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2016, the Bank did not have trust powers.

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

Our loan target market includes owner-occupied and nonowner-occupied commercial real estate, small businesses, real estate developers, consumers, and professionals. Small business clients are typically commercial entities with sales of $25 million or less; these clients have the opportunity to generate significant revenue for banks.

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

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, business lines of credit, and Small Business Administration (“SBA”) loans. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our commercial and mortgage client relationships. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 73.3% of the Company’s total assets at December 31, 2016.

Our lenders have the authority to extend credit under guidelines established and approved by the Board of Directors. With the exception of secured consumer loans, joint approval signatures are required for all loans. Officers may not combine their lending authority to approve a loan in an amount in excess of the lending authority of the officer with the greater authority. However, a loan officer may obtain the approval of another officer with a higher lending authority to grant a loan. The Loan Committee approves all loans with an aggregate indebtedness that exceeds an officer’s or co-approving officer’s lending authority. The voting members of the Bank’s Loan Committee consist of at least five directors, with at least two of those five being nonemployee Board members. Alternates or designates may be appointed by the Board of Directors when needed. Loan Committee generally meets weekly to consider any loan requests which are in excess of the lending limits of individual lending officers and require approval before the disbursement of proceeds and to review all other loans for compliance with our loan policy. Liquidity and stability in the Bank’s portfolio are given the highest priority; therefore, the Board of Directors reviews the portfolio mix of loans at its monthly meetings. Actions of the Loan Committee are also reported to the Board of Directors at these monthly meetings.

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Commercial real estate loans, comprising 29.2% of the loan portfolio, and residential real estate and home equity loans, accounting for 39.4% of the loan portfolio were the two largest categories of loans at December 31, 2016.

Commercial Real Estate Loans. Secured by mortgages on commercial property, these loans are typically more complex and present a higher risk profile than our consumer real estate loans. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower whereas nonowner-occupied commercial real estate loans are generally dependent on rental income. The typical maturity for these loans is three to five years; however, payments may be amortized over a longer period. Interest rates on our commercial real estate loans are generally fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, we normally require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of our enterprise risk management process, we understand that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we evaluate collateral value and analyze the borrower’s, and if applicable the guarantor’s, global cash flow position. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities, multifamily properties, hotels, mixed-use residential and commercial properties.

Residential Real Estate Loans. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans includes both owner-occupied residences and nonowner-occupied investment properties. The owner-occupied primary residence loans generally present lower levels of risk than commercial real estate loans; however, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year, 5-year, or 7-year adjustable rate mortgages; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market.

Construction Loans. Typically, these loans have a term of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans will convert to a term loan carried in the Bank’s loan portfolio with a maturity generally of one to ten years. This portion of our loan portfolio includes loans to small-to-medium sized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and loans to residential developers. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is generally used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed the Bank’s policies. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction, and funding is only disbursed after the project has been inspected by a third-party inspector or an experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to move to permanent financing of the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends after the initial funding of the loan.

Commercial Loans. The Company offers a wide range of commercial loans, including small business loans, equipment financing, business lines of credit, and SBA loans. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our lenders primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate. Business lines of credit generally do not exceed two years and typically, are secured by accounts receivable and inventory. Significant factors affecting a commercial borrower’s credit-worthiness include the quality of management and the ability to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other risk factors could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our residential real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt.

Consumer Loans. Our consumer loan portfolio is the smallest portion of our loan portfolio, representing 1.9% of our total loan portfolio at December 31, 2016. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. Therefore, both secured and unsecured consumer loans subject the Company to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed-interest and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

Investments

Our investments are managed in relation to loan demand and deposit growth. Available funds are placed in low risk investments and provide liquidity to fund increases in loan demand or to offset fluctuations in deposits. With respect to our investment portfolio, the total portfolio may be invested in U.S. Treasuries, general obligations of government agencies, and bank-qualified municipal securities because such securities generally represent a minimal investment risk. Occasionally, we may invest in certificates of deposit from national and state banks. We also invest in mortgage-backed securities which generally have a shorter life than the stated maturity.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are gathered principally from within our primary market area through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. We consider the majority of our regular savings, demand, NOW, and money-market deposit accounts to be core deposits. The majority of our deposits are generated within the Leon County, Florida area. Our deposits are insured up to the maximum amount allowed by law by the Federal Deposit Insurance Corporation (the “FDIC”), and we operate under the supervision and regulations of the FDIC and the State of Florida Office of Financial Regulation (“OFR”).

Maturity terms, service fees, and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, market rate competition, growth goals, and federal regulations.

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

Company Website and U.S. Securities Exchange Commission Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.primemeridianbank.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our charters of the Audit Committee and the Compensation and Nominating Committee, along with our Code of Ethics and Insider Trading Policy are available on our website at www.primemeridianbank.com. Printed copies of this information may also be obtained, without charge, by written request to the Corporate Secretary at P.O. Box 13629, Tallahassee, FL 32317.

Employees

At December 31, 2016, PMHG had sixty-four full time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the annual Summary of Deposits report produced by the FDIC, total deposits (excluding non-retail) in Leon and Wakulla counties, Florida, grew to approximately $6.3 billion as of June 30, 2016. As of June 30, 2016, there were fifteen FDIC-insured financial institutions serving Leon County; three of them, including PMHG are headquartered in Leon County. As of June 30, 2016, according to the Summary of Deposits, the Company had a 3.69% share of the FDIC-insured deposits in Leon County. As of June 30, 2016, the Summary of Deposits reported that there were four FDIC-insured financial institutions serving Wakulla County and that PMHG had a 10.93% share of the FDIC-insured deposits in Wakulla County.

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

Some of our competitors are much larger financial institutions with greater financial resources. It is not our goal to compete on all products and services, but to support the product mix that best suits our strategic plan. This strategy has yielded solid growth for the Bank thus far.

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

The following is a brief summary of some of the statutes, rules, and regulations that currently affect PMHG’s and the Bank’s operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provision referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Any change in applicable laws or regulations may have a material adverse effect on our business.

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

The Dodd-Frank Act expanded the scope of Section 23A, and going forward, will include investment funds managed by an affiliate institution as well as other hurdles. In addition, the Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions. The Dodd-Frank Act furthermore prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms. If the transaction exceeds 10% of the institution’s capital, it must be approved in advance by a majority of the disinterested directors.

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

Effective January 1, 2015, smaller banks, such as the Bank, became subject to the following new capital level threshold requirements under the FDIC’s Prompt Corrective Action (“PCA”) regulations.

PCA Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10%	8%	6.5%	5%

Adequately Capitalized	8%	6%	4.5%	4%

Undercapitalized	< 8%	< 6%	< 4.5%	< 4%

Significantly Undercapitalized	< 6%	< 4%	< 3%	< 3%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Community banks also became, and will become, subject to the following minimum capital requirements as of the dates indicated below.

Year (as of January 1)	2016	2017	2018	2019
Minimum CET1 ratio	4.5%	4.5%	4.5%	4.5%

Capital conversion buffer	0.625%	1.25%	1.875%	2.50%

Phase-in of deductions from CET1*	60.0%	80.0%	100.0%	100.0%

Minimum tier 1 capital	6.0%	6.0%	6.0%	6.0%

Minimum total capital	8.0%	8.0%	8.0%	8.0%

*	Including certain threshold deduction items that are over the limits.

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

As of December 31, 2016, the Bank was considered to be “well capitalized” with an 8.73% Tier 1 Leverage ratio; a 11.70% Common Equity Tier 1 Risk-based Capital ratio, a 11.70% Tier 1 Risk-based Capital ratio, and a 12.95% Total Risk-based Capital ratio.

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

Like all financial institutions, we maintain an allowance for loan losses to account for possible loan defaults and nonperformance. The allowance for loan losses reflects our best estimate of probable losses in the loan portfolio at the relevant time. This evaluation is based primarily upon the following: a review of our historical loan loss experience as adjusted for certain qualitative factors; known risks contained in the loan portfolio; known risks for each segment of our loan portfolio; composition and growth of the loan portfolio; and certain economic factors. Despite our best efforts, and particularly due to the fact that we have a limited loan loss history, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions and estimations. As a result, our allowance for loan losses may not be adequate to cover our actual losses, and future provisions for loan losses may adversely affect our earnings.

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

Changes in business and economic conditions, in particular those of the Florida markets in which we operate, could lead to lower asset quality and lower earnings.

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

At December 31, 2016, our one-year interest rate sensitivity position was liability sensitive, such that a gradual increase in interest rates during the next twelve months would have a negative impact on our net interest income. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our client base with more attractive options.

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

Our commercial real estate, residential real estate, construction, commercial, and consumer and other loans at December 31, 2016, were $ 65.8 million, $ 88.9 million, $20.0 million, $46.3 million, and $4.3 million, respectively, or 29.2%, 39.4%, 8.9%, 20.6%, and 1.9% of total loans. Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

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

There are a number of national and regional financial institutions that compete with us in our primary service area, both within Tallahassee and Leon County in general, and Crawfordville, Florida. By virtue of their larger capital resources, such institutions have significantly greater lending limits than we have, and these financial institutions have the ability to offer a greater mix of financial products and services than we are able to provide. In addition, we are also competing with other financial institutions, such as savings and loan associations and credit unions, for deposits and loans. Most of our competitors benefit from a more established market presence, greater capital, and a larger asset and lending base. As a result, we cannot anticipate the extent to which such competition may negatively affect our ability to operate profitably.

Our lending limit per borrower will continue to be lower than many of our competitors which may discourage potential clients and limit our loan growth.

The Bank’s legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2016, our legal lending limit for loans was approximately $6.4 million to any one borrower on a secured basis and $3.9 million on an unsecured basis. Furthermore, management had an established in-house lending limit of $3.5 million for any single secured loan or loan relationship and an in-house limit of $500,000 for any single unsecured loan or loan relationship as of December 31, 2016. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2016, approximately 77.5% of our gross loan portfolio (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

We face additional risks due to our increased mortgage banking activities that could negatively impact net income and profitability.

We sell substantially all of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans could result in our inability to sell mortgage loans, which could negatively impact our liquidity position and earnings. In addition, declines in real estate values or increases in interest rates could reduce the potential for robust mortgage originations, which could negatively impact our earnings. As we do sell mortgage loans, we also face the risk that such loans may have been made in breach of our representations and warranties to the buyers and we could be forced to repurchase such loans or pay other damages.

The development of our mortgage lending business will depend on our ability to attract and retain effective loan origination officers and other sources of mortgage loan referrals.

The mortgage lending business is highly dependent on being able to successfully originate a consistent volume of loans. The primary ways we intend to do this is through the personal sales efforts of our mortgage lending officers and our development of loan referral sources, such as real estate brokers. If we are unable to attract and retain a productive team of such officers or develop an effective network of referral sources, we will likely be unable to generate a volume of mortgage loans to produce sufficient revenue for this line of business to be profitable. If we cannot operate this line of business in a profitable manner, we will likely incur losses due to expenses associated with attempting to establish the line of business.

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

Reputational risk and social factors may impact our results.

Our ability to originate and maintain deposit accounts and loans is highly dependent upon client and community perceptions of our business practices and our financial health. Adverse perceptions regarding those factors could damage our reputation in our markets, leading to difficulties in generating and maintaining deposit and loan client relationships. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory or legislative scrutiny, which may lead to laws, regulations or regulatory actions that may change or constrain the manner in which we engage with our clients and the products we offer. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

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

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense and we may not be able to hire people or to retain them. An inability to develop and maintain a skilled and well qualified team of employees could have a material adverse impact on our business, because they are integral to the implementation of our business strategies and the provision of service to our clients. Finding qualified replacement personnel can be time consuming and expensive and distract us from our business activities.

We are dependent on key executive officers, the loss of which may be detrimental to our operations.

We are dependent on certain executive officers of the Company and the Bank, for their leadership and oversight in all aspects of our operations and the unexpected loss of any of these personnel could adversely affect our operations. Such adverse effects may be magnified if such officers were to become employed with a competitor of ours.

LEGAL AND REGULATORY RISKS

We are subject to government regulation and monetary policy that could constrain our growth and profitability.

We are subject to extensive federal government supervision and regulations that impose substantial limitations with respect to lending activities, purchases of investment securities, the payment of dividends, and many other aspects of the banking business. Many of these regulations are intended to protect depositors, the public, and the Federal Deposit Insurance Corporation (“FDIC”), but not our shareholders. The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Federal economic and monetary policy may also affect our ability to attract deposits, make loans, and achieve our planned operating results.

Legislation and regulatory proposals enacted in response to market and economic conditions may materially adversely affect our business and results of operations.

Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. The Dodd-Frank Act in particular represents a significant overhaul of many aspects of the regulation of the financial services industry. These changes may impact the profitability of our business activities, require changes to some of our business practices, or otherwise adversely affect our business, as would other regulatory initiatives that may become effective. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. It may also require us to hold higher levels of regulatory capital and/or liquidity and it may cause us to adjust our business strategy and limit our future business opportunities. We cannot predict the effects of this legislation and the corresponding regulations on us, our competitors, or on the financial markets and economy, although it may significantly increase costs and impede efficiency of internal business processes.

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

Banking regulators focus intensely on Anti-Money Laundering and Bank Secrecy Act compliance requirements, particularly the Anti-Money Laundering provisions of the USA PATRIOT Act. They also intensely scrutinize compliance with the rules enforced by the Office of Foreign Assets Control. Both federal and state banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to institutions’ Bank Secrecy Act and Anti-Money Laundering compliance. Consequently, a number of formal enforcement actions have been issued against Florida financial institutions.

In order to comply with regulations, guidelines, and examination procedures in this area, the Bank has been required to adopt policies and procedures and to install expensive systems. If our policies, procedures, and systems are deemed deficient, then we may be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan including acquisition plans.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject the Bank to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Any increases in assessment rates or special assessments which may occur in the future could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

As of March 8, 2017, the Company’s directors and executive officers as a group own 606,643 shares of common stock, or 30.2% of our outstanding common stock. In addition, the directors and executive officers have stock options to acquire 45,940 shares of common stock, which, if fully exercised, would result in them owning 31.8% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

We may face statutory restrictions on our ability to pay dividends in the immediate future.

In January 2017, the Board of Directors declared an annual dividend of $0.07 per share on our common stock, payable on March 7, 2017, to shareholders of record on February 16, 2017. However, since the Bank is our only material asset, PMHG’s ability to pay dividends to our shareholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations, and policies. Should the Bank not elect to, or not be able to, pay dividends to PMHG, it is unlikely that PMHG will be able to pay dividends to its shareholders.

We are an emerging growth company, “EGC,” and the reduced reporting requirements applicable to EGCs may make our common stock less attractive to investors.

We are an EGC as defined in the JOBS Act. As long as we are classified as an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. These include reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an EGC for up to five years, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in nonconvertible debt in a three-year period, or if the market value of our common stock held by nonaffiliates exceeds $700 million, in which case we would no longer be an EGC as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may utilize these exemptions, or if we choose to utilize additional exemptions in the future. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

We operate out of three facilities:

Location	Use	Own or Lease	Year First Occupied

1897 Capital Circle NE Tallahassee, Florida 32308	Executive office and headquarters of the Company and main office and operations center of the Bank	Own	2012

1471 Timberlane Road Tallahassee, Florida 32312	Branch office of the Bank	Lease	2007

2201 Crawfordville Highway Crawfordville, Florida 32327	Branch office of the Bank	Own	2016(1)

(1)	The Bank leased a modular unit in Crawfordville from September, 2015 until December, 2016, when construction was substantially complete on the new branch office.

Item 3	Legal Proceedings

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

The Company’s common stock is traded on the OTCQX, an interdealer quotation system, under the symbol “PMHG.” As of December 31, 2016, there were 337 record holders of common stock.

The following table sets forth the quarterly range of high and low bids and cash dividends declared for the common stock for each full calendar quarter indicated, as published by the OTCQX.

	High Bid	Low Bid	Cash Dividends
2016
First quarter	$15.00	$12.15	$0.05

Second quarter	$15.50	$13.15

Third quarter	$14.50	$13.25

Fourth quarter	$15.26	$13.75

2015
First quarter	$—	$—

Second quarter	$—	$—

Third quarter	$11.75	$0.00

Fourth quarter	$12.11	$11.75

*	Shares of PMHG common stock became listed and publicly traded on the OTCQX marketplace on August 24, 2015.

The above bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Prior to the third quarter of 2015, the Company’s common stock was not traded in any established trading market and had periodically been sold in a limited number of privately negotiated transactions between stockholders.

Dividends

In January 2017, the Board of Directors declared an annual dividend of $0.07 per share on its common stock payable on March 7, 2017 to shareholders of record on February 16, 2017. Florida law and federal regulations limit the Bank’s ability to declare and pay dividends to the Company (see Item 1 Business – “Government Supervision and Regulation – Payment of Dividends”).

Share Repurchase

We did not repurchase any shares of our common stock in 2016.

Stock Plans

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:	Selected Financial Data

The following table is a presentation of summary financials for PMHG as of December 31, 2016, 2015, and 2014 and for the years ended December 31, 2016, 2015, and 2014. The following Summary Financial Data should be read in conjunction with the other financial disclosures and discussions contained elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in future periods.

	At or For the Years Ended December 31,
	2016	2015	2014
($ in thousands, except per share amounts) Balance Sheet Data:
Total assets	$303,941	244,044	210,358
Total loans, net	222,768	187,076	151,869
Total deposits	275,347	217,573	183,971
Total shareholders’ equity	27,082	24,933	22,867

Income Statement Data:
Net interest income	$9,943	8,572	7,455
Provision for loan losses	424	433	747
Noninterest income	1,630	1,070	710
Noninterest expense	7,712	6,661	5,898
Income taxes	1,217	844	514
Net earnings	2,220	1,704	1,006

Per Common Share Outstanding Data:
Basic earnings per common share	$1.12	0.88	0.59
Diluted earnings per common share	1.11	0.87	0.58
Book value per common share	13.51	12.62	11.78
Common shares outstanding	2,004,707	1,975,329	1,941,617
Average common shares outstanding:
Per basic	1,982,334	1,945,980	1,709,746
Per diluted	1,991,161	1,955,573	1,726,662

Performance Ratios:
Return on average assets	0.81%	0.74%	0.48%
Return on average equity	8.51%	7.15%	5.21%
Net interest margin	3.74%	3.87%	3.70%

Asset Quality Ratios:
ALLL to loans	1.28%	1.31%	1.36%
ALLL to nonperforming loans	354.62%	1,805.11%	1,226.90%
Nonperforming loans to total loans	0.36%	0.07%	0.11%
Nonperforming assets to total assets	0.27%	0.06%	0.08%
Net charge-offs (recoveries) to average loans	0.01%	0.03%	0.28%

Capital Ratios:
Total risk-based capital ratio (Bank)	12.95%	14.05%	14.09%
Tier 1 risk-based capital ratio (Bank)	11.70%	12.79%	12.84%
Common equity Tier 1 risk-based capital ratio (Bank)	11.70%	12.79%	N/A
Tier 1 leverage capital ratio (Bank)	8.73%	9.48%	9.52%
Total equity to total assets (Bank)	8.48%	9.67%	9.34%

Other Data:
Number of full-time employee equivalents	64	56	42
Number of full-service branch offices	3	3	2

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and the operations of our subsidiary, Prime Meridian Bank, include, but are not limited to, changes in the following:

•	local, regional, and national economic and business conditions;

•	banking laws, compliance, and the regulatory environment;

•	unanticipated changes in the U.S. and global securities markets, public debt markets, and other capital markets;

•	monetary and fiscal policies of the U.S. Government;

•	litigation, tax, and other regulatory matters;

•	demand for banking services, both loan and deposit products in our market area;

•	quality and composition of our loan or investment portfolios;

•	risks inherent in making loans such as repayment risk and fluctuating collateral values;

•	competition;

•	attraction and retention of key personnel, including our management team and directors;

•	technology, product delivery channels, and end user demands and acceptance of new products;

•	fraud committed by our clients or persons doing business with our clients;

•	consumer spending, borrowing and savings habits;

•	any failure or breach of our operational systems, information systems or infrastructure, or those of our third-party vendors and other service providers, including cyber-attacks;

•	application and interpretation of accounting principles and guidelines;

•	natural disasters, public unrest, adverse weather, public health and other conditions impacting our or our clients’ operations;

•	and other economic, competitive, governmental, regulatory, or technological factors affecting us.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; therefore, our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Bank must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is the valuation of our subsidiary bank’s loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses, the valuation of underlying collateral, the timing of loan charge-offs, and the amount and amortization of loan fees and deferred origination costs.

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

As of December 31, 2016, 60.4% of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose little interest rate risk in a rising interest rate environment. Of these loans, $26.0 million, or 19.1% have interest rate ceilings in place which protects the borrower from rising interest rates. The majority of our loans with ceilings in place are residential mortgage loans. Also, as of December 31, 2016, 51.6% of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of a fixed-rate loan portfolio in a rising interest rate environment. If interest rates increase, however, borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable rate borrower’s ability to continue servicing debt. On the other hand, loans totaling $114.9 million, or approximately 51.0% of our total loan portfolio, have interest rate floors which will help protect our net interest margin in a decreasing rate environment.

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

In an asset sensitive portfolio, the Bank’s net income and EVE will increase in a rising rate environment as assets will re-price faster than liabilities. Conversely, if the Bank is liability sensitive and the liabilities re-price faster than the assets, net income and EVE will fall in a rising rate environment.

In modeling the Bank’s interest rate exposure, the Bank makes a number of important assumptions about the behavior of assets and liabilities. The critical assumptions fall into three main categories, Nonmaturity Deposit Assumptions, Loan Prepayment Assumptions, and Options. Currently, the most significant assumptions which affect the Bank’s interest rate sensitivity are the Nonmaturity Deposit Assumptions, followed by the Loan Prepayment Assumptions.

Nonmaturity Deposit Assumptions

Nonmaturity Deposit Betas – The Beta of a nonmaturity deposit is a measure of the re-pricing behavior of the deposit. Based on the Bank’s own historical experience, the Bank determines how much the price of a deposit will change as a percentage of the change in the market rates. For example, a 50% Beta means that the deposit price will change by 50% of the market rate change.

Nonmaturity Decay – We determine how “sticky” deposits are by assigning a “maturity” to the deposits, e.g. 120 months. These assumptions are based on our own experience by looking at both the age of the current deposit base and the historic monthly account closings experience. The lower the Beta (more fixed rate nature) and the higher the Decay (longer duration), the less sensitive a bank becomes.

Loan Prepayment Assumptions

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

Loan prepayment speed changes are not linear; they will continue to increase as rates fall but will plateau as rates rise.

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, despite higher average balances of loans and other interest-earning assets, the decrease in yield on total interest-earning assets from 2015 to 2016 led to a lower net interest margin in 2016.

	Years Ended December 31,
	2016			2015
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance(4)	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$211,665	$9,837	4.65%	$170,069	$8,270	4.86%
Mortgage loans held for sale	2,725	119	4.37	1,756	89	5.07
Securities	35,157	700	1.99	40,687	883	2.17
Other (2)	16,569	117	0.71	9,023	47	0.52

Total interest-earning assets	266,116	10,773	4.05	221,535	9,289	4.19

Noninterest-earning assets	9,459			8,147

Total assets	$275,575			$229,682

Interest-bearing liabilities:
Savings, NOW and money-market deposits	167,095	724	0.43	131,327	575	0.44
Time deposits<$100,000	4,447	12	0.27	3,990	16	0.40
Time deposits>$100,000	17,196	93	0.54	18,201	106	0.58

Deposits	188,738	829	0.44	153,518	697	0.45
Other borrowings	325	1	0.31	3,774	20	0.53

Total interest-bearing liabilities	189,063	830	0.44	157,292	717	0.45

Noninterest-bearing deposits	59,192			47,306
Noninterest-bearing liabilities	1,233			1,270
Stockholders’ equity	26,087			23,814

Total liabilities and stockholders’ equity	$275,575			$229,682

Net earning assets	$77,053			$64,243

Net interest income		$9,943			$8,572

Interest rate spread			3.61%			3.74%

Net interest margin (3)			3.74%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.41			1.41

(1)	Includes nonaccrual loans
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total interest-earning assets.
(4)

Some average balances for the year ended December 31, 2015 have been recalculated from the Form 10-K for the year ended December 31, 2015 to conform to presentation of the year ended December 31, 2016 in the Form 10-K for the year ended December 31, 2016.

Comparison of the years ended December 31, 2016 and December 31, 2015

Net earnings for the year ended December 31, 2016, were $2.2 million or $1.12 per basic and $1.11 per diluted share compared to net earnings of $1.7 million, or $0.88 per basic and $0.87 per diluted share in 2015. The $516,000, or 30.3%, increase in net earnings is primarily attributed to a $1.5 million, or 16.0%, increase in total interest income and a $560,000, or 52.3%, increase in noninterest income, all partially offset by a $113,000, or 15.8%, increase in total interest expense, a $1.1 million, or 15.8%, increase in total noninterest expense, and a $373,000, or 44.2%, increase in income tax expense.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $9.9 million for the year ended December 31, 2016, compared to $8.6 million for the year ended December 31, 2015.

Interest Income. Despite lower average yields on loans, total interest income increased to $10.8 million for the year ended December 31, 2016, compared to $9.3 million for the year ended December 31, 2015. The increase was primarily driven by growth in average net loans from $170.1 million for the year ended December 31, 2015 to $211.7 million for the year ended December 31, 2016. Other interest income also contributed to the overall growth in total interest income, increasing $70,000, or 148.9%, to $117,000, primarily due to higher income from federal funds sold. These aforementioned gains were partially offset by an $183,000, or 20.7%, decrease in interest income from securities, due to lower average balances and yields on securities.

Interest Expense. Interest expense increased to $830,000 for the year ended December 31, 2016, compared to $717,000 for the year ended December 31, 2015, despite a slight reduction in deposit funding costs. The increase was due to higher average balances of interest-bearing deposit accounts as they increased from $153.5 million for the year ended December 31, 2015, to $188.7 million for the year ended December 31, 2016.

Overall, lower yields on loans and securities combined with higher average balances of interest-bearing deposits led to a 13 basis points decline in the Company’s net interest margin for the year ended December 31, 2016, from 3.87% in 2015 to 3.74% in 2016.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the ALLL to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, the Bank’s historical loss experience over the preceding thirty-six months, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectibility of the loan portfolio. The provision for loan losses for the years ended December 31, 2016 and 2015 was $424,000 and $433,000 respectively. The lower provision in 2016 is explained by adjustments in how the Company uses its historical loss factors in calculating the appropriate level of the allowance for loan losses. Management believes that the ALLL, which was $2.9 million, or 1.3% of gross loans, at December 31, 2016, was adequate.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges on deposit accounts, transaction fees on credit cards and debit cards, mortgage banking revenue, and gains on sales of securities and loans. During 2016, noninterest income increased $560,000, or 52.3%, to $1.6 million. The increase was primarily due to a $389,000, or 71.2%, increase in mortgage banking revenue and a $98,000, or 64.5%, increase in service charges and fees on deposit accounts.

Noninterest Expense

Noninterest expense increased $1.1 million, or 15.8%, from $6.7 million for the year ended December 31, 2015, to $7.7 million for 2016. The increase was primarily due to a $608,000, or 17.3%, increase in salaries and employee benefits, a $108,000, or 13.5%, increase in occupancy and equipment, and a $176,000, or 17.4%, increase in other noninterest expense. The increase in salaries and employee benefits relates to an expanding employee base as full-time equivalent employees increased from 56 at December 31, 2015 to 64 at December 31, 2016, as the Company continues to position itself for organic growth and possible expansionary activities. The increase in occupancy and equipment also contributed to the increase in total noninterest expense and are primarily related to additional personnel and the Company’s new permanent branch office in Crawfordville, FL.

Income Taxes

Income tax expense is based on amounts reported in the statement of earnings, after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The income taxes were $1.2 million for the year ended December 31, 2016, compared to $844,000 for 2015. The increase was due to higher pre-tax earnings in 2016.

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

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2016 vs. 2015:
Interest-earning assets:
Loans	$(378)	2,069	(94)	1,597
Securities	(73)	(120)	10	(183)
Other interest-earning assets	17	39	14	70

Total	$(434)	1,988	(70)	1,484

Interest-bearing liabilities:
Savings, NOW and MMKT	(6)	156	(1)	149
Time deposits <$100,000	(5)	2	(1)	(4)
Time deposits ≥$100,000	(7)	(6)	0	(13)

Deposits	(18)	152	(2)	132
Other borrowings	(8)	(18)	7	(19)

Total	(26)	134	5	113

Net change in net interest income	$(408)	1,854	(75)	1,371

FINANCIAL CONDITION

Average assets increased $45.9 million from $229.7 million at December 31, 2015 to $275.6 million at December 31, 2016, primarily reflecting growth in our loan portfolio. Year over year, the average balance of loans grew 24.5%% to $211.7 million at December 31, 2016, due solely to organic growth.

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

At December 31, 2016, our available-for-sale investment portfolio included U.S. Treasury notes, municipal securities, and mortgage-backed securities and had a fair market value of $33.1 million. At December 31, 2016 and December 31, 2015, our investment securities portfolio represented approximately 10.9% and 15.6% of our total assets, respectively. The average balance of investment securities decreased $5.5 million year over year, while the average yield on investment securities declined from 2.17% at December 31, 2015 to 1.99% at December 31, 2016.

The following table sets forth the carrying amount of the investment portfolio as of the dates indicated (in thousands):

	December 31,
	2016	2015
Available for Sale:
U.S. Government agency securities	$2,171	8,428
Municipal securities	12,423	9,608
Mortgage backed securities	18,509	20,027

Total securities available for sale	$33,103	38,063

The carrying amount and weighted average yields for investments as of December 31, 2016 are shown below (dollars in thousands):

	U.S. Government Agency	Municipal	Mortgage- Backed	Total	Weighted- Average Yields
Due in one to five years	$1,391	1,733	0	3,124	1.91%
Due in five to ten years	780	7,120	0	7,900	2.21
Due after ten years	0	3,570	0	3,570	2.49
No defined maturity	0	0	18,509	18,509	2.12

Total	$2,171	12,423	18,509	33,103	2.16%

*	All securities are listed at actual yield and not on a tax equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

We maintained investments of $1.7 million in Bank-Owned Life Insurance policies at December 31, 2016 and 2015, due to attractive risk-adjusted returns and for protection against the loss of key executives, including our Chief Executive Officer Sammie D. Dixon and Senior Lender and Executive Vice President Chris L. Jensen, Jr.

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

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients and community involvement, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loan portfolio where we saw growth across all five portfolio classes in 2016. As of December 31, 2016, the Bank’s net loans were $222.8 million, representing 73.3% of total assets, compared to net loans of $187.1 million as of December 31, 2015, representing 76.7% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

The composition of our loan portfolio as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial real estate	$65,805	29.2%	$57,847	30.6%	$52,661	34.2%
Residential real estate and home equity	88,883	39.4	69,817	36.9	51,858	33.7
Construction	19,991	8.9	17,493	9.2	15,876	10.3

Total real estate mortgage	174,679	77.5	145,157	76.7	120,395	78.2
Commercial	46,340	20.6	40,229	21.3	30,755	20.0
Consumer and other	4,275	1.9	3,877	2.0	2,877	1.8

Total loans	225,294	100.0%	189,263	100.0%	154,027	100.0%

Add (Less):
Deferred loan costs (fees), net	350		286		(60)
Allowance for loan losses	(2,876)		(2,473)		(2,098)

Loans, net	$222,768		$187,076		$151,869

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2016. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments (in thousands).

Type of Loan	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate mortgage loans:
Commercial real estate	$7,151	22,182	36,472	65,805
Residential real estate and home equity	8,100	18,443	62,340	88,883
Construction	9,677	5,883	4,431	19,991

Total real estate mortgage	24,928	46,508	103,243	174,679

Commercial	19,244	21,320	5,776	46,340
Consumer	1,949	2,298	28	4,275

Total	$46,121	70,126	109,047	225,294

Sensitivity. For loans due after one year or more, the following table presents the sensitivities to changes in interest rates at December 31, 2016 (in thousands):

Type of Loans	Fixed Interest Rate	Floating Interest Rate	Total
Real estate mortgage loans:
Commercial real estate	$16,957	41,697	58,654
Residential real estate and home equity	21,583	59,200	80,783
Construction	3,799	6,515	10,314

Total real estate mortgage	42,339	107,412	149,751

Commercial	20,280	6,816	27,096
Consumer	1,007	1,319	2,326

Total	$63,626	115,547	179,173

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with guidance on these standards. Loans totaling $811,000 were deemed to be impaired under the Bank’s policy at December 31, 2016, while loans totaling $144,000 and $237,000 were deemed to be impaired under the Bank’s policy at December 31, 2015, and 2014, respectively.

At December 31, 2016, we had four non-accruing loans in the aggregate amount of $811,000. At December 31, 2015 and December 31, 2014, we had the same two non-accruing loans in the aggregate amount of $137,000 and $171,000, respectively.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2016, December 31, 2015, and December 31, 2014, approximately 77.5%, 76.7%, and 78.2%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO also is relevant to the credit quality of a loan portfolio. As of December 31, 2016, December 31, 2015, and December 31, 2014, there were $811,000, $137,000, and $171,000, respectively, in nonperforming loans. We had no OREO at December 31, 2016, 2015, or 2014.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information (dollars in thousands).

	At December 31,
	2016	2015	2014
Total nonperforming loans	$811	137	171

OREO	0	0	0

Total nonperforming assets	$811	137	171

Total nonperforming loans as a percentage of total loans	0.36%	0.07%	0.11%
Total nonperforming assets as a percentage of total assets	0.27%	0.06%	0.08%

Allowance for Loan Losses

As of December 31, 2016, our ALLL was allocated mostly to inherent loan losses using historical loss experience and qualitative risk factors, but we also had a $76,000 allocation for specific loan losses. Our ALLL was allocated as follows, as of the indicated dates (dollars in thousands).

	As of December 31,
	2016		2015		2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial real estate	$775	27.0%	$707	28.6%	$641	30.6%
Residential real estate and home equity	1,074	37.3	868	35.1	594	28.3
Construction	258	9.0	246	9.9	263	12.5
Commercial	714	24.8	596	24.1	562	26.8
Consumer	55	1.9	56	2.3	38	1.8

Total loans	$2,876	100.0%	$2,473	100.0%	$2,098	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the years indicated (dollars in thousands):

	As of December 31,
	2016	2015	2014
ALLL at beginning of year	$2,473	2,098	1,734

Charge-offs:
Commercial real estate	0	0	(532)
Residential and home equity	0	0	0
Construction	0	0	0
Commercial	(17)	(52)	0
Consumer	(19)	(7)	(16)

Total charge-offs	(36)	(59)	(548)

Recoveries:
Commercial real estate	0	0	128
Residential and home equity	0	0	0
Construction	0	0	0
Commercial	0	0	36
Consumer	15	1	1

Total recoveries	15	1	165

Net charge-offs	(21)	(58)	(383)

Provision for loan losses charged to earnings	424	433	747

ALLL at end of year	$2,876	2,473	2,098

Ratio of net charge-offs during the year to average loans outstanding during the year	(0.01)%	(0.03)%	(0.28)%

ALLL as a percentage of total loans at end of year	1.28%	1.31%	1.36%

ALLL as a percentage of nonperforming loans	354.62%	1,805.11%	1,226.90%

We believe that our ALLL at December 31, 2016, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Management believes that substantially all of our depositors are residents in our primary market area. Total deposits were $275.3 million at December 31, 2016, compared to $217.6 million at December 31, 2015, a $57.8 million, or 26.6%, increase.

The following table sets forth the distribution by type of our deposit accounts at the dates indicated (dollars in thousands):

	As of December 31,
	2016		2015
Deposit Types	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$61,856	22.5%	$50,158	23.1%
Money-market accounts	154,835	56.2	118,922	54.7
NOW	31,577	11.5	20,965	9.6
Savings	6,356	2.3	4,914	2.3

Subtotal	254,624	92.5	194,959	89.6

Time deposits:
0.00 – 0.50%	9,724	3.5	10,374	4.8
0.51 – 1.00%	7,531	2.7	11,779	5.4
1.01 – 1.50%	3,468	1.3	461	0.2
Total time deposits	20,723	7.5	22,614	10.4

Total deposits	$275,347	100.0%	$217,573	100.0%

The following table presents the maturities of our time deposits of $100,000 or more as of December 31, 2016, (in thousands):

Due in three months or less	$4,780
Due from three months to six months	1,731
Due from six months to one year	5,467
Due over one year	4,431

Total	$16,409

Borrowings

Deposits are the primary source of funds for our lending and investment activities and general business purposes. However, as an alternate source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Atlanta, “FHLB,” sell investment securities subject to our obligation to repurchase them, purchase federal funds from designated correspondent banks, and engage in overnight borrowings from the Federal Reserve, correspondent banks, or client repurchase agreements. The level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of the funds to satisfy the needs.

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2016, to borrow up to $35.2 million. There were no advances outstanding at December 31, 2016 or December 31, 2015.

During the year ended December 31, 2015, we had a repurchase agreement with a client that required the Company to pledge securities as collateral for borrowing under the agreement. In June 2015, the repurchase agreement contract was terminated and the funds were moved to deposits within the Bank.

The following table summarizes our borrowings for the respective time period (dollars in thousands):

2015
Balance outstanding at year-end	0
Average balance outstanding during the year	$1,223
Average interest rate paid	1.0%
Maximum amount outstanding at any month-end during year Pledged securities at year-end	$2,661 0

Capital Adequacy

Stockholder’s equity was $27.1 million as of December 31, 2016, compared to $24.9 million as of December 31, 2015. The Company announced on January 26, 2017, an annual dividend of $0.07 per share of common stock payable on March 7, 2017, to shareholders of record on February 16, 2017.

As of December 31, 2016, the Bank was considered to be “well capitalized” with an 8.73% Tier 1 Leverage ratio; an 11.70% Common Equity Tier 1 Risk-based Capital ratio and Tier 1 Risk-based Capital ratio, and a 12.95% Total Risk-based Capital ratio (dollars in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2016:
Tier 1 Leverage Capital Ratio	$25,994	8.73%	$11,906	4.00%	$14,883	5.00%
Common Equity Tier 1 Risk-based Capital Ratio	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Risk-based Capital Ratio	25,994	11.70	13,326	6.00	17,769	8.00
Total Risk-based Capital Ratio	28,772	12.95	17,769	8.00	22,211	10.00

As of December 31, 2015:
Tier 1 Leverage Capital Ratio	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1 Risk-based Capital Ratio	23,511	12.79	8,269	4.50	11,945	6.50
Tier 1 Risk-based Capital Ratio	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-based Capital Ratio	25,810	14.05	14,701	8.00	18,377	10.00

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

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet the Company’s current and planned expenditures. Management monitors the liquidity position daily.

The Bank’s liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities. Our primary liquid assets accounted for 22.8% and 19.1% of total assets at December 31, 2016 and December 31, 2015, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At December 31, 2016, the Bank had access to approximately $35.2 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $16.3 million in unsecured lines of credit maintained with correspondent banks. As of December 31, 2016, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $9.3 million at December 31, 2016.

Our core deposits consist of noninterest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $100,000 and other large deposits. At December 31, 2016, total deposits were $275.3 million, of which $16.4 million was in certificates of deposits of $100,000 or more. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved clients, construction loans in process, unused lines of credit, guaranteed accounts, and standby performance and financial letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

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

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third-party credit card company, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on the particular account plus 10%. The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below.

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

In 2016, the Company entered into an agreement with another bank. This agreement references an interest rate swap that was transacted between the other bank and its loan client (the “Counterparty”). Should the Counterparty default on its obligations under the interest rate swap agreement with the other bank, then the Company would be liable for 13.208% of all swap liabilities. The maximum potential credit exposure under this contract at December 31, 2016 is $86,000.

We minimize our exposure to loss under loan commitments, guaranteed accounts, and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2016 (in thousands):

Commitments to extend credit	$0
Construction loans in process	7,426
Unused lines of credit	31,276
Standby financial letters of credit Standby performance letters of credit Guaranteed accounts	1,702 183 694

Total of off-balance sheet instruments	$41,281

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prime Meridian Holding Company

Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 21, 2017

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2016	2015
Assets

Cash and due from banks	$4,817	3,528
Federal funds sold	25,963	4,657
Interest-bearing deposits	5,385	244

Total cash and cash equivalents	36,165	8,429

Securities available for sale	33,103	38,063
Loans held for sale	3,291	2,722
Loans, net of allowance for loan losses of $2,876 and $2,473	222,768	187,076
Federal Home Loan Bank stock	220	189
Premises and equipment, net	4,929	4,222
Deferred tax asset	533	368
Accrued interest receivable	798	692
Bank-owned life insurance	1,711	1,662
Other assets	423	621

Total assets	$303,941	244,044

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	61,856	50,158
Savings, NOW and money-market deposits	192,768	144,801
Time deposits	20,723	22,614

Total deposits	275,347	217,573

Official checks	632	744
Other liabilities	880	794

Total liabilities	276,859	219,111

Commitments and contingencies (Notes 4, 8 and 15)

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $.01 par value; 9,000,000 shares authorized, 2,004,707 and 1,975,329 issued and outstanding	20	20
Additional paid-in capital	20,732	20,415
Retained earnings	6,563	4,442
Accumulated other comprehensive (loss) income	(233)	56

Total stockholders’ equity	27,082	24,933

Total liabilities and stockholders’ equity	$303,941	244,044

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015
Interest income:
Loans	$9,956	8,359
Securities	700	883
Other	117	47

Total interest income	10,773	9,289

Interest expense:
Deposits	829	697
Other borrowings	1	20

Total interest expense	830	717

Net interest income	9,943	8,572

Provision for loan losses	424	433

Net interest income after provision for loan losses	9,519	8,139

Noninterest income:
Service charges and fees on deposit accounts	250	152
Mortgage banking revenue	935	546
Income from bank-owned life insurance	49	49
Gain on sale of securities available for sale	102	95
Other income	294	228

Total noninterest income	1,630	1,070

Noninterest expenses:
Salaries and employee benefits	4,131	3,523
Occupancy and equipment	907	799
Professional fees	346	375
Advertising	487	425
FDIC/State Assessment	152	114
Software maintenance, amortization and other	501	413
Other	1,188	1,012

Total noninterest expenses	7,712	6,661

Earnings before income taxes	3,437	2,548

Income taxes	1,217	844

Net earnings	$2,220	1,704

Basic earnings per share	$1.12	0.88

Diluted earnings per share	$1.11	0.87

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2016	2015
Net earnings	$2,220	1,704

Other comprehensive (loss) gain:
Change in unrealized gain on securities:
Unrealized (loss) gain arising during the year	(358)	98
Reclassification adjustment for realized gains	(102)	(95)

Net change in unrealized gain	(460)	3

Deferred income taxes on above change	171	(1)

Total other comprehensive (loss) income	(289)	2

Comprehensive income	$1,931	1,706

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016 and 2015

($ in thousands, except share amounts)

			Additional		Accumulated Other Comprehensive	Total
	Common Stock		Paid-In Capital	Retained Earnings	Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	1,941,617	$19	20,056	2,738	54	22,867

Net earnings	0	0	0	1,704	0	1,704

Net change in unrealized gain on available for sale securities, net of income taxes of $1	0	0	0	0	2	2

Proceeds from stock options exercised	30,540	1	305	0	0	306

Common stock issued as compensation to directors	3,172	0	39	0	0	39

Stock-based compensation	0	0	15	0	0	15

Balance at December 31, 2015	1,975,329	20	20,415	4,442	56	24,933

Net earnings	0	0	0	2,220	0	2,220

Dividends paid	0	0	0	(99)	0	(99)

Net change in unrealized gain on available for sale securities, net of income tax benefit of $171	0	0	0	0	(289)	(289)

Proceeds from stock options exercised	25,450	0	261	0	0	261

Common stock issued as compensation to directors	3,928	0	55	0	0	55

Stock-based compensation	0	0	1	0	0	1

Balance at December 31, 2016	2,004,707	$20	20,732	6,563	(233)	27,082

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$2,220	1,704
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	528	446
Provision for loan losses	424	433
Net amortization of deferred loan fees	(64)	(346)
Deferred income taxes	6	(7)
Gain on sale of securities available for sale	(102)	(95)
Amortization of premiums, discounts on securities available for sale	430	425
Gain on sale of loans held for sale	(813)	(488)
Proceeds from the sale of loans held for sale	49,739	30,319
Loan originated as held for sale	(49,495)	(30,682)
Stock issued as compensation to directors	55	39
Stock-based compensation expense	1	15
Income from bank-owned life insurance	(49)	(49)
Net increase in accrued interest receivable	(106)	(68)
Net decrease (increase) in other assets	198	(303)
Net (decrease) increase in other liabilities and official checks	(26)	717

Net cash provided by operating activities	2,946	2,060

Cash flows from investing activities:
Loan originations, net of principal repayments	(36,052)	(35,294)
Purchase of securities available for sale	(13,425)	(12,978)
Principal repayments of securities available for sale	7,892	10,252
Proceeds from the sales of securities available for sale	8,248	4,691
Maturities and calls of securities available for sale	1,457	2,042
Purchase of Federal Home Loan Bank stock	(31)	(3)
Purchase of premises and equipment	(1,235)	(1,105)

Net cash used in investing activities	(33,146)	(32,395)

Cash flows from financing activities:
Net increase in deposits	57,774	33,602
Decrease in other borrowings	0	(2,699)
Proceeds from stock options exercised	261	306
Cash dividends paid	(99)	0

Net cash provided by financing activities	57,936	31,209

Net increase in cash and cash equivalents	27,736	874

Cash and cash equivalents at beginning of year	8,429	7,555

Cash and cash equivalents at end of year	$36,165	8,429

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$830	713

Income taxes	$1,030	989

Noncash transaction-
Accumulated other comprehensive (loss) income, net change in unrealized gain on sale of securities available for sale, net of taxes	$(289)	2

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2016 and 2015 and for the Years Then Ended

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

Principles of Consolidation. The consolidated financial statements include the accounts of PMHG and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits due from banks, all of which have original maturities of less than ninety days.

At December 31, 2016 and 2015, the Company was required by law or regulation to maintain cash reserves with the Federal Reserve Bank, in noninterest-bearing accounts with other banks or in the vault in the amounts of $1,799,000 and $1,114,000 respectively.

Securities. Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from operations and reported in accumulated other comprehensive (loss) income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale include mortgage loans and Small Business Administration (“SBA”) loans originated which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. For the years ended December 31, 2016 and 2015, gains on loans held for sale are reported on the Consolidated Statements of Earnings under noninterest income in mortgage banking revenue, as there were no SBA loans sold during 2016 or 2015. At December 31, 2016 loans held for sale were $3,291,000 compared to $2,722,000 at December 31, 2015. At December 31, 2016 and 2015, market values exceeded book values in the aggregate.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms that a loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2016 and 2015.

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

Premises and Equipment. Land is stated at cost. Buildings, leasehold improvements, furniture, fixtures and equipment, computer and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful life of each type of asset, or the lease term if shorter.

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

Off-Balance-Sheet Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, construction loans in process, unused lines of credit, standby financial and performance letters of credit, guaranteed accounts and transactions. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2016, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

1)	Summary of Significant Accounting Policies, Continued

Fair Value Measurements, Continued

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value (Level 1).

Securities. Fair values for securities are based on the framework for measuring fair value (Level 2).

Loans Held for Sale. Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices. Fair values are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality Level 3).

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

Stock-Based Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes stock option compensation in the consolidated statements of earnings as the options vest.

Comprehensive Income. GAAP requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net earnings, are components of comprehensive income.

Mortgage Banking Revenue. Mortgage banking revenue includes gains and losses on the sale of mortgage loans originated for sale and wholesale brokerage fees. The Company recognizes mortgage banking revenue from mortgage loans originated in the consolidated statement of earnings upon sale of the loans.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update. In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company’s other deferred tax assets. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its consolidated financial statements. Early adoption is permitted.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale

Securities have been classified according to management’s intention. The carrying amount of securities and their fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2016:
U.S. Government agency securities	$2,186	2	(17)	2,171
Municipal securities	12,614	91	(282)	12,423
Mortgage-backed securities	18,673	36	(200)	18,509

	$33,473	129	(499)	33,103

At December 31, 2015:
U.S. Government agency securities	8,376	61	(9)	8,428
Municipal securities	9,532	130	(54)	9,608
Mortgage-backed securities	20,065	52	(90)	20,027

	$37,973	243	(153)	38,063

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2016:
U.S. Government agency securities	$2,171	0	2,171	0
Municipal securities	12,423	0	12,423	0
Mortgage-backed securities	18,509	0	18,509	0

	$33,103	0	33,103	0

At December 31, 2015:
U.S. Government agency securities	8,428	0	8,428	0
Municipal securities	9,608	0	9,608	0
Mortgage-backed securities	20,027	0	20,027	0

	$38,063	0	38,063	0

During the years ended December 31, 2016 and 2015, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2016:
Due in one to five years	$3,150	3,124
Due five to ten years	7,904	7,900
Due after ten years	3,746	3,570
Mortgage-backed securities	18,673	18,509

	$33,473	33,103

The following summarizes sales of securities available for sale (in thousands):

	Year Ended December, 31
	2016	2015
Proceeds received from sales	$8,248	4,691

Gross gains	102	96
Gross losses	0	(1)

Net gain from sale of securities	$102	95

At December 31, 2016 and 2015, securities with a fair value of $9,279,000 and $9,601,000, respectively, were pledged as collateral for public deposits and for other borrowings with clients.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2016:
U.S. Government agency securities	$(17)	1,529	0	0
Municipal securities	(282)	6,111	0	0
Mortgage-backed securities	(191)	12,709	(9)	501

	$(490)	20,349	(9)	501

At December 31, 2015:
U.S. Government agency securities	(9)	1,616	0	0
Municipal securities	(14)	1,620	(40)	1,224
Mortgage-backed securities	(40)	10,803	(50)	2,018

	$(63)	14,039	(90)	3,242

The unrealized losses on twenty-four securities at December 31, 2016, and twenty-two securities at December 31, 2015, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans

The segments and classes of loans are as follows (in thousands):

	At December 31,
	2016	2015
Real estate mortgage loans:
Commercial	$65,805	57,847
Residential and home equity	88,883	69,817
Construction	19,991	17,493

Total real estate mortgage loans	174,679	145,157

Commercial loans	46,340	40,229
Consumer and other loans	4,275	3,877

Total loans	225,294	189,263

Add (Less):
Net deferred loan costs	350	286
Allowance for loan losses	(2,876)	(2,473)

Loans, net	$222,768	187,076

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

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

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that are typically owner-occupied, but also includes nonowner-occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. The maturity for this type of loan is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Bank typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flow and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential, and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

Residential and Home Equity. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans is generally on the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Bank offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year, 5-year, or 7-year adjustable rate mortgage; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market.

Construction. Typically, these loans have a construction period of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans convert to a term loan, generally with a maturity of one to ten years. This portion of our loan portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and residential developments. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed policies of the Bank. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to finance the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends since the initial funding of the loan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

Commercial Loans. The Bank offers a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and U.S. Small Business Administration (SBA) loans to small and midsized businesses. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. The Bank currently offers SBA 504 and SBA 7A loans. SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower’s creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other factors of risk could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt, unless secured by liquid collateral or as otherwise justified.

Consumer and Other Loans. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. Therefore, both secured and unsecured consumer loans subject the Company to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, management does not anticipate consumer loans will become a substantial component of our loan portfolio at any time in the foreseeable future. Consumer loans are made at fixed and variable interest rates and are based on the appropriate amortization for the asset and purpose.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans
	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
Year Ended December 31, 2016:
Beginning balance	$707	868	246	596	56	2,473
Provision for loan losses	68	206	12	135	3	424
Net (charge-offs) recoveries	0	0	0	(17)	(4)	(21)

Ending balance	$775	1,074	258	714	55	2,876

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$0	662	73	76	0	811

Balance in allowance for loan losses	$0	0	0	76	0	76

Collectively evaluated for impairment:
Recorded investment	$65,805	88,221	19,918	46,264	4,275	224,483

Balance in allowance for loan losses	$775	1,074	258	638	55	2,800

Year Ended December 31, 2015:
Beginning balance	641	594	263	562	38	2,098
Provision for loan losses	66	274	(17)	86	24	433
Net (charge-offs) recoveries	0	0	0	(52)	(6)	(58)

Ending balance	$707	868	246	596	56	2,473

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$0	0	0	137	7	144

Balance in allowance for loan losses	$0	0	0	62	7	69

Collectively evaluated for impairment:
Recorded investment	$57,847	69,817	17,493	40,092	3,870	189,119

Balance in allowance for loan losses	$707	868	246	534	49	2,404

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage Loans
	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
At December 31, 2016:
Grade:
Pass	$61,734	84,695	19,485	45,623	4,227	215,764
Special mention	4,071	3,152	333	250	46	7,852
Substandard	0	1,036	173	467	2	1,678
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0

Total	$65,805	88,883	19,991	46,340	4,275	225,294

At December 31, 2015:
Grade:
Pass	52,097	65,367	17,204	39,607	3,836	178,111
Special mention	5,750	3,396	163	461	32	9,802
Substandard	0	1,054	126	161	9	1,350
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0

Total	$57,847	69,817	17,493	40,229	3,877	189,263

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

At December 31, 2016, there was one loan over thirty days past due, no loans past due ninety days or more but still accruing and four loans on nonaccrual. Age analysis of past-due loans at December 31, 2016 and 2015 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2016:
Real estate mortgage:
Commercial	$0	0	0	0	65,805	0	65,805
Residential and home equity	371	0	0	371	87,850	662	88,883
Construction	0	0	0	0	19,918	73	19,991
Commercial	0	0	0	0	46,264	76	46,340
Consumer/other	0	0	0	0	4,275	0	4,275

Total	$371	0	0	371	224,112	811	225,294

At December 31, 2015:
Real estate mortgage:
Commercial	0	0	0	0	57,847	0	57,847
Residential and home equity	0	0	0	0	69,817	0	69,817
Construction	0	0	0	0	17,493	0	17,493
Commercial	0	0	0	0	40,092	137	40,229
Consumer/other	0	0	0	0	3,877	0	3,877

Total	$0	0	0	0	189,126	137	189,263

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At December 31, 2016:

Residential & Home Equity	$662	662	0	0	0	662	662	0
Construction	73	73	0	0	0	73	73	0
Commercial	0	0	76	76	76	76	76	76

Total	$735	735	76	76	76	811	811	76

At December 31, 2015:

Commercial loans	0	0	137	137	62	137	137	62
Consumer	0	0	7	7	7	7	7	7

Total	$0	0	144	144	69	144	144	69

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class is as follows (in thousands):

	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Year Ended December 31, 2016:
Residential & Home Equity	$354	0	14
Construction	19	0	0
Commercial	107	7	6

Total	$480	7	20

Year Ended December 31, 2015:
Commercial	270	12	12
Consumer	7	1	1

Total	$277	13	13

There were no collateral dependent impaired loans measured at fair value on a nonrecurring basis at December 31, 2016 or 2015.

The Company did not enter into any new troubled debt restructured loans in the years ended December 31, 2016 or 2015.

The Company grants the majority of its loans to borrowers throughout Leon County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy of this area. The Company does not have any significant concentrations to any one industry or client.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2016	2015
Land	$690	690
Building	2,461	2,449
Leasehold improvements	411	377
Furniture, fixtures and equipment	993	930
Computer and software	1,943	1,723
Construction in progress	1,181	275

Total, at cost	7,679	6,444
Less accumulated depreciation and amortization	(2,750)	(2,222)

Premises and equipment, net	$4,929	4,222

Construction in progress relates to the construction of the Company’s branch office in Crawfordville, FL, which was substantially complete at December 31, 2016.

The Company leases an office facility under an operating lease which expires in 2017, but has two 5-year options to extend. This lease requires monthly lease payments and common area maintenance charges and contains escalation clauses during the term of the lease. The Company also has an operating lease that expires in November, 2017, with no options to renew. Rent expense under these operating leases during the years ended December 31, 2016 and 2015 was $147,000 and $137,000, respectively. Future minimum rental commitments, including renewal options, are as follows (in thousands):

Year Ending December 31,	Amount
2017	$155
2018	86
2019	86
2020	86
2021	86
Thereafter	482

$981

(5)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $16.4 million and $18.1 million at December 31, 2016 and 2015, respectively.

A schedule of maturities of time deposits at December 31, 2016 follows (in thousands):

Year Ending December 31,	Amount
2017	$15,216
2018	4,540
2019	588
2020	379

$20,723

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6)	Other Borrowings

In 2015, the Company was a participant in a repurchase agreement with a client that required the Company to pledge securities as collateral for borrowings under this agreement. This agreement was terminated in June, 2015. A summary of other borrowings in 2015 follows ($ in thousands):

2015
Balance outstanding at year-end	0
Average balance outstanding during the year	$1,223
Average interest rate paid	1.0%
Maximum amount outstanding at any month-end during the year	$2,661
Pledged securities at year-end	0

The Company has pledged collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) for future advances which will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $35.2 million as of December 31, 2016 from the FHLB. There were no advances outstanding at December 31, 2016 or 2015. The Company also has available credit of $16.3 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank.

(7)	Income Taxes

The components of the income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$1,031	828
State	180	23

Total current	1,211	851

Deferred:
Federal	1	(25)
State	5	18

Total deferred	6	(7)

Total income taxes	$1,217	844

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)	Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate of 34% and the effective tax rates are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2016		2015
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income taxes at statutory rate	$1,169	34.0%	$866	34.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	122	3.5	27	1.1
Tax-exempt income	(82)	(2.4)	(43)	(1.7)
Other nondeductible expenses	8	0.3	(6)	(0.3)

	$1,217	35.4%	$844	33.1%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,008	848
Organizational and start-up costs	87	101
Stock-based compensation	18	18
Unrealized losses on securities available for sale	137	0
Other	16	9

Deferred tax assets	1,266	976

Deferred tax liabilities:
Accrual to cash conversion	(69)	(89)
Deferred loan costs	(392)	(293)
Premises and equipment	(272)	(192)
Unrealized gains on securities available for sale	0	(34)

Deferred tax liabilities	(733)	(608)

Net deferred tax asset	$533	368

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2013.

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

Commitments to extend credit, construction loans in process and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those secured letters of credit totaled $395,000 at December 31, 2016.

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third-party credit card company, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on certain accounts plus 10%. The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below.

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

In 2016, the Company entered into an agreement with another bank. This agreement references an interest rate swap that was transacted between the other bank and its loan client (the “Counterparty”). Should the Counterparty default on its obligations under the interest rate swap agreement with the other bank, then the Company would be liable for 13.208% of all swap liabilities. The maximum potential credit exposure under this contract at December 31, 2016 is $86,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)	Off-Balance-Sheet Financial Instruments, Continued

A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2016 is as follows (in thousands):

Commitments to extend credit	$0

Construction loans in process	$7,426

Unused lines of credit	$31,276

Standby financial letters of credit	$1,702

Standby performance letters of credit	$183

Guaranteed Accounts	$694

(9)	Stock Compensation Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015, and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the amount of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2016, no stock options, stock appreciation rights, performance shares, or phantom stock shares had been issued under the 2015 Plan. As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Stock Compensation Plans, Continued

A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	108,400	10.01
Options granted	15,000	12.50
Options exercised	(30,540)	10.00
Options forfeited	(17,360)	$11.44

Outstanding at December 31, 2015	75,500	$10.19
Options exercised	(25,450)	10.29
Options forfeited	(7,850)	10.00

Outstanding at December 31, 2016	42,200	$10.16	2.4 years

Exercisable at December 31, 2016	41,000	10.15	2.3 years	$174,000

At December 31, 2016, there was $1,000 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted-average period of twelve months. The total fair value of shares vesting and recognized as compensation expense was $1,000 and $15,000 in the years ended December 31, 2016 and 2015, respectively. The associated income tax benefit recognized was $0 and $5,000 for the years ended December 31, 2016 and 2015, respectively.

The fair value of each option granted during the year ended December 31, 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2015
Weighted average risk-free interest rate	0.89%
Expected dividend yield	—
Expected stock volatility	8.13%
Expected life in years	3.0
Per share fair value of options issued during the year	$0.87

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Stock Compensation Plans, Continued

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. In 2016 and 2015, our directors received 3,928 and 3,172 shares of common stock, respectively, in lieu of cash, under the Directors’ Plan. At December 31, 2016, 62,014 shares remained available for grant.

(10)	Profit Sharing Plan

The Company sponsors a 401(k)-profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit sharing plan are discretionary and determined annually. Contributions to the plan for the years ended December 31, 2016 and 2015 were $128,000 and $100,000, respectively.

(11)	Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following table summarizes these transactions (in thousands):

	Year Ended December 31,
	2016	2015
Loans:
Beginning balance	$6,082	6,107
Originated during the year	1,216	283
Principal repayments	(1,356)	(308)

Ending balance	$5,942	6,082

Deposits at year end	$13,947	17,956

From the Bank’s formation until February, 2016, the Company leased an office facility from a related party. In February, 2016, the building was purchased by a non-related party. Rent expense under this operating lease from the related party during the years ended December 31, 2016 and 2015 was $10,000 and $137,000 respectively. In addition, the Bank purchases various insurance policies through a company that employs the spouse of one of our directors and former CFO. The premiums paid totaled $531,000 in 2015 and $406,000 in 2016.

In 2015, the Bank purchased three acres of land in Wakulla County, Florida from a related party for $290,000 for the purpose of building a branch office.

The Bank also contracted with a related party to perform loan reviews of the Bank’s loan portfolio in 2014 and a payment of $20,000 was made in 2015 for these services.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		At December 31,
		2016		2015
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$36,165	36,165	8,429	8,429
Securities available for sale	2	33,103	33,103	38,063	38,063
Loans held for sale	3	3,291	3,500	2,722	2,791
Loans, net	3	222,768	221,320	187,076	188,784
Federal Home Loan Bank stock	3	220	220	189	189
Accrued interest receivable	3	798	798	692	692
Bank-owned life insurance	3	1,711	1,711	1,662	1,662

Financial liabilities-
Deposits	3	275,347	275,433	217,573	217,652
Off-balance-sheet financial instruments	3	0	0	0	0

(13)	Dividend Restrictions

The Holding Company is limited in the amount of cash dividends it may declare and pay by the amount of dividends it can receive from the Bank. The Bank is limited in the amount of cash dividends that may be paid. The amount of cash dividends that may be paid is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Bank must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Bank could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive income (loss) from regulatory capital. Beginning January 1, 2016, the Bank became subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2016, the Bank’s capital conservation buffer exceeds the minimum requirement of 0.625% for 2016. The required buffer is to be phased in over three years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2016, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

			For Capital		For Well
	Actual		Adequacy Purposes		Capitalized Purposes
	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2016
Tier 1 Leverage Capital	$25,994	8.73%	$11,906	4.00%	$14,883	5.00%
Common Equity Tier 1
Risk-Based Capital	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Risk-Based Capital	25,994	11.70	13,326	6.00	17,769	8.00
Total Risk-Based Capital	28,772	12.95	17,769	8.00	22,211	10.00

As of December 31, 2015

Tier 1 Leverage Capital	$23,511	9.48%	$9,918	4.00%	$12,398	5.00%
Common Equity Tier 1
Risk-Based Capital	23,511	12.79	8,269	4.50	11,945	6.50
Tier1Risk-Based Capital	23,511	12.79	11,026	6.00	14,701	8.00
Total Risk-Based Capital	25,810	14.05	14,701	8.00	18,377	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(15)	Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s financial statements. As of December 31, 2016, there is no pending or threatened litigation of which management is aware.

(16)	Earnings Per Share

Earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. (dollars in thousands, except per share amounts):

	2016			2015
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Year Ended December 31:
Basic EPS:
Net earnings	$2,220	1,982,334	$1.12	$1,704	1,945,980	$0.88
Effect of dilutive securities-
Incremental shares from assumed conversion of options		8,827			9,593

Diluted EPS:
Net earnings	$2,220	1,991,161	$1.11	$1,704	1,955,573	$0.87

(17)	Reclassification

Certain noninterest expenses were reclassified from occupancy and equipment to software maintenance, amortization and other for the year ended December 31, 2015 to conform to 2016 presentation. The reclassification of expenses had no effect on net earnings.

(18)	Parent Company Only Financial Information

The Holding Company’s unconsolidated financial information follows:

Condensed Balance Sheets

(In thousands)

	At December 31
	2016	2015
Assets
Cash	$1,301	1,139
Investment in subsidiary	25,761	23,567
Other assets	20	227

Total assets	$27,082	24,933

Stockholders’ Equity
Stockholders’ equity	27,082	24,933

Total stockholders’ equity	$27,082	24,933

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)	Parent Company Only Financial Information, Continued

Condensed Statements of Earnings

(In thousands)

	Year Ended December 31,
	2016	2015
Revenues	$0	0
Expenses	(421)	(322)
Income tax benefit	159	119

Loss before earnings of subsidiary	(262)	(203)
Net earnings of subsidiary	2,482	1,907

Net earnings	$2,220	1,704

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)	Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$2,220	1,704
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(2,482)	(1,907)
Stock issued as compensation	55	39
Decrease (increase) in other assets	207	(135)

Net cash used in operating activities	0	(299)

Cash flow from financing activity-
Proceeds from stock options exercised	261	306

Cash flow from investment activities:
Cash Dividend paid	(99)	0
Capital infusion in subsidiary	0	(2,000)

Net cash used in investing activities	(99)	(2,000)

Net increase (decrease) in cash	162	(1,993)

Cash at beginning of the year	1,139	3,132

Cash at end of year	$1,301	1,139

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive (loss) income of subsidiary, net change in unrealized gain on securities available for sale, net of tax	$(289)	2

Stock-based compensation expense of subsidiary	$1	15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company consulted with an external consulting firm to assist in management’s evaluation of the adequacy of the Bank’s policies and procedures in the areas of internal operational controls and safeguarding of assets, and when applicable, compliance with regulatory guidelines. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of PMHG’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Securities and Exchange Commission Rule 210.2-02(f), which permits the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position with the Company	Position with the Bank	Year Joined Prime Meridian	Principal Occupation
William D. Crona	68	Director	Director	2010	Financial Consultant, Investor & CPA
Sammie D. Dixon, Jr.	47	CEO, President, Director	CEO, President, Director	2010	Chief Executive Officer & President
Steven L. Evans	69	Director	Director	2010	Retired IBM Executive
R. Randy Guemple	65	CFO, EVP, Director	CFO, EVP, Director	2010	Executive Vice President, Chief Financial Officer(1)
Chris L. Jensen, Jr.	60	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Kathleen C. Jones	63	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer(2)
Robert H. Kirby	50	Director	Director	2010	Businessman, Partner in Rehab Technologies
Frank L. Langston	59	Director	Director	2010	Principal of NAI TALCOR
Todd A. Patterson, D.O.	66	Director	Director	2010	Osteopathic Physician
L. Collins Proctor, Sr.	47	Director	Director	2010	Partner/Chief Operating Officer kW Control - Holdings, LLC
Garrison A. Rolle, M.D.	55	Director	Director	2010	Orthopedic Surgeon
Steven D. Smith	64	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee
Marjorie R. Turnbull	76	Director	Director	2010	Consultant
Susan Payne Turner	50	N/A	EVP, Chief Risk Officer	2016	Executive Vice President, Chief Risk Officer
Richard A. Weidner	72	Chairman	Chairman	2010	CPA, Partner with Carr, Riggs & Ingram, LLC

(1)	Director Guemple became Executive Vice President and Chief Financial Officer of the Company and of the Bank on January 1, 2016.
(2)	Director Jones retired from her positions as Executive Vice President and Chief Financial Officer of the Company and the Bank on December 31, 2015.

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information.

Executive Officers

Sammie D. Dixon, Jr., is the Company’s and the Bank’s Chief Executive Officer and President. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. Before that, he served as Chief Executive Officer and President for Bank of Thomas County from August 2003 to June 2005. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. He began his banking career with NationsBank in 1997. Mr. Dixon is an Administrative Committee Member of the American Bankers Association’s Community Bankers Council. He is active in the community as a member of the Rotary Club of Tallahassee and member of the Tallahassee Memorial HealthCare Foundation Board of Trustees. He serves on the Boards of the Boys & Girls Clubs of the Big Bend and the Greater Tallahassee Chamber of Commerce. Mr. Dixon attends Saint Peter’s Anglican Church.

R. Randy Guemple became the Company’s and the Bank’s Chief Financial Officer and Executive Vice President on January 1, 2016 and was a founding member of both of their Boards of Directors. Mr. Guemple is a certified public accountant who retired in 1998 from his positions as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida, where he also served on their respective Boards of Directors. He is a Past National Chairman of the Financial Managers Society, Inc., headquartered in Chicago, Illinois. Mr. Guemple is also a Past Chairman of the Board of Trustees for the Tallahas...see Memorial HealthCare Foundation, Inc. and an Emeritus Director of Elder Care Services, Inc. He also was a Past Chairman and Interim President of the Southern Scholarship Foundation, Inc. in Tallahassee, Florida, and an active Member of the Tallahassee Kiwanis Club. Mr. Guemple is a graduate of Florida State University where he received a Bachelor of Science in Accounting and his Masters of Business Administration. Mr. Guemple is a parishioner of Good Shepard Catholic Church. The Board of Directors believes that Mr. Guemple’s banking and finance experience along with his intimate knowledge of the Bank qualify him to serve on our Board of Directors.

Chris L. Jensen, Jr. is the Company’s Executive Vice President and the Bank’s Executive Vice President and Senior Lender. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over thirty-five years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Boards of several local groups, including the Suwannee River Area Council for the Boy Scouts of America and the Young Actors Theatre. The Board of Directors believes that Mr. Jensen’s extensive banking experience and intimate knowledge of the Bank’s lending activities and market qualify him to serve on the Company’s Board of Directors.

Company and Bank Directors

William D. Crona is a certified public accountant. In 2005, he retired from a twenty-three-year career with the accounting firm of Law, Redd, Crona and Munroe, P.A.,Tallahassee, Florida, where he served as a partner. He currently is a financial consultant and investor in the Tallahassee area. Mr. Crona serves on the boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, TEC Incorporated, SAVA, the City of Tallahassee Citizen Advisory Board, Terra, and Verdicorp, Inc. The Board of Directors has determined that Mr. Crona’s financial and accounting experience, as well as his familiarity with the Tallahassee market area, qualify him to serve on the Company’s Board of Directors.

Steven L. Evans retired from a 30-year career with IBM in 2003 where he served as Vice President of its North American Education business and IBM’s Senior State Executive for its Florida operations. After graduating from the University of Michigan, Mr. Evans played in the St. Louis Cardinal Baseball organization for six years before joining IBM. Mr. Evans currently serves on the Boards of The Florida Taxwatch Research Institute, Tallahassee Memorial Hospital, Ghost Controls, Inc., Vineyard Capital, Municipal Code Corporation, FSU-Jim Moran Institute for Global Entrepreneurialism, Applied Fiber Holdings, Inc., The United Way of the Big Bend, and The State of Florida – Technology Advisory Board, as well as serving as an Advisor for Elder Care Services and the FSU Marine Research Lab. The Board has concluded that Mr. Evans’ business experience and significant involvement in the community qualify him to serve on the Company’s Board of Directors.

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

Robert H. Kirby was elected to the Boards of the Company and the Bank in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, Southern Fidelity Mortgage Group of Huntsville, LLC, a mortgage brokerage company, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby received a Bachelor’s degree from the University of the South, Sewanee, Tennessee and a Masters of Business Administration from the University of Alabama, Tuscaloosa, Alabama. He serves on the Boards of a number of private companies and nonprofit organizations, including Tall Timbers Research, Inc. The Board of Directors has determined that Mr. Kirby’s business experience and knowledge of the Tallahassee market qualify him to serve on the Company’s Board of Directors.

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

Todd A. Patterson, D.O., is an osteopathic physician and owner of Magnolia Pediatrics, where he specializes in the treatment of children. He is the former Director of the Neonatal Intensive Care Unit for Tallahassee Memorial Hospital and is also one of the founders of the Tallahassee Ronald McDonald House. Dr. Patterson received his bachelor’s degree from Hobart & William Smith College, Geneva, New York and his Doctorate of Osteopathy from the College of Osteopathic Medicine & Surgery, Des Moines, Iowa. He serves on the Board of Trustees for Tallahassee Memorial HealthCare Foundation.

L. Collins Proctor, Sr., is an owner and Chief Operating Officer of kW Control – Holdings, LLC, a regional facility solutions company and affiliate of Facility Solutions & Management, LLC. kW Control’s core services are building engineering, controls, energy management, capital improvements, and facility management. kW Control represents government, education, corporate, and non-profit clients. Mr. Proctor is also an investment partner of Red Brick Partners, LLC, a Tallahassee-based real estate and private equity investment firm started in 2006. Prior to 2006, Mr. Proctor owned and managed a North Florida real estate acquisition and construction advisory firm, an affiliate of a national firm with which he was associated for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University and his Masters in Business Administration from Emory University, between which times he served five years with NationsBank (now Bank of America) in its leveraged leasing division for large corporate clients. Mr. Proctor also serves on the Board of the Tallahassee Downtown Improvement Authority. The Board has concluded that Mr. Proctor’s business and banking experience, as well as his knowledge of the Tallahassee market area qualify him to serve on the Company’s Board of Directors.

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

Steven D. Smith is the owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle, including Tallahassee, Florida. Mr. Smith currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately 38 million U.S. households. He was previously a director of Chipola Community Bank in Marianna, Florida from 2004 until it was placed into receivership in 2013, after numerous attempts were made to raise capital and find merger partners for the bank. Mr. Smith is also the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama. The Board of Directors believes Mr. Smith’s business and banking experience, as well as his knowledge of the Tallahassee community, qualify him to serve on the Company’s Board of Directors.

Marjorie R. Turnbull currently is a consultant for non-profit organizations. Previously, she served as the Vice President for Institutional Advancement and the Executive Director of the Tallahassee Community College Foundation from 1995 until her retirement in 2006. From 1994 to 2000, Mrs. Turnbull represented Leon County, District 9, in the Florida House of Representatives. Prior to her service in the Florida House of Representatives, she was a member of the Leon County Commission from 1988 to 1994, Deputy Assistant Secretary for Health Planning for the State of Florida, and a member of the staff of the Florida House of Representatives. Mrs. Turnbull serves as President of the Economic Club of Florida, and as a member of the Institutional Review Board of Tallahassee Memorial HealthCare, the State Board of the Children’s Home Society, and the Big Bend Hospice Foundation Board. The Board has determined that Mrs. Turnbull’s extensive knowledge and presence in the community and her prior government activities makes her well-qualified to serve on the Company’s Board of Directors.

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

Bank-only Executive Officer

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

Audit Committee Matters

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and which operates under a formal written charter adopted by the Board of Directors. The members of that committee are William D. Crona (Chairman), Steven L. Evans, Robert H. Kirby, Steven D. Smith, and Marjorie R. Turnbull, each of whom is considered independent under NASDAQ listing standards. The Board of Directors has determined that Mr. Crona is an Audit Committee Financial Expert, based on his experience as a Certified Public Accountant, as described above.

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

General

The Company and the Bank each employ the same individuals to serve as Chief Executive Officer and Chief Financial Officer. In 2016, the Company and the Bank executed a Management Services Agreement which outlines the duties of the Chief Executive Officer and the Chief Financial Officer for the Company and calls for the Company to reimburse the Bank for an appropriate percentage of each’s salary. Since the execution of the Management Services Agreement, their salaries have been 30% attributable to the Company and 70% attributable to the Bank and are expected to continue at those percentages through 2017.

Prime Meridian’s Compensation and Nominating Committee, working in conjunction with the Chief Executive Officer/President, look at different compensation alternatives to attract and retain qualified management, to meet short-term financial goals, and to enhance long-term shareholder value. The objective is to pay each executive officer the base salary that would be paid on the open market for a similarly qualified officer of that position. The Compensation and Nominating Committee determines the level of base salary and any incentive bonus for the Chief Executive Officer based upon competitive norms, derived from surveys published by independent banking institutes and private companies specializing in the analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries.

In 2016, the Compensation and Nominating Committee established a performance matrix based on a maximum percentage of nonperforming assets to total assets, increase in net income and total asset size growth. Under the performance matrix, the Chief Executive Officer was eligible to receive incentive stock options from 0 shares to 15,600 shares and a cash bonus from $0 to $75,000, based on the consolidated performance of the Company and the Bank. If the minimum thresholds were not met, the Chief Executive Officer would receive no bonus. In the first quarter of 2017 and pursuant to the performance bonus matrix for Chief Executive Officer Dixon, the Compensation and Nominating Committee approved the grant of 11,540 incentive stock options under the 2015 Stock Option Plan at $17.03 per share, the fair market value as of the date of the grant, and a $48,750 cash bonus for the Company’s performance for the year ended December 31, 2016.

Effective January 1, 2016, the Executive Management team adopted an Incentive Plan for officers and employees to be used in determining cash bonuses based upon three components: overall bank performance, individual performance, and special recognition. Pursuant to the Incentive Plan, Chief Financial Officer and Executive Vice President Guemple earned and received a cash bonus of $31,000 and Senior Lender and Executive Vice President Jensen earned and received a cash bonus of $24,268.

Until March 2015, the Board of Directors acted as the Compensation and Nominating Committee. On March 20, 2015, a Compensation Committee for the Company was established and a charter adopted. The charter for the Compensation Committee was updated and approved by the Board of Directors on March 16, 2017, changing the name to the Compensation and Nominating Committee. In addition to the name change, the committee now has responsibility for assisting the Board in filling vacancies from time to time. The new charter is filed with this Form 10-K for the year ended December 31, 2016.

At December 31, 2016, the members of the Compensation and Nominating Committee were Steven D. Smith (Chairman); Steven L. Evans; Kathleen C. Jones; Robert H. Kirby; Frank L. Langston; and Richard A. Weidner. The opinion of the Board of Directors is that in 2016, each member of the Compensation and Nominating Committee was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who was employed by the Company during each of the three previous years.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for our fiscal years ended December 31, 2016, 2015, and 2014.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation*		Total
Sammie D. Dixon, Jr.	2016	$282,000	$48,750	$—	$14,595	$6,600	(1)	$351,945
CEO and President	2015	$272,250	$30,000	$—	$6,525	$6,600	(1)	$315,375
	2014	$245,000	$30,000	$—	$—	$6,600	(1)	$281,600

R. Randy Guemple(2)	2016	$180,000	$31,000	$—	$—	$—		$211,000
CFO and EVP	2015	$73,333	$1,840	$—	$—	$8,800		$83,973
	2014	$—	$—	$—	$—	$9,300		$9,300

Chris L. Jensen, Jr.	2016	$167,860	$24,268	$—	$—	$6,600	(1)	$198,728
SLO and EVP	2015	$162,000	$19,949	$—	$—	$6,600	(1)	$188,549
	2014	$148,125	$15,250	$—	$—	$6,600	(1)	$169,975

(1)	Includes car allowances
(2)

Director Guemple became Chief Financial Officer on January 1, 2016. In 2015, he was employed as a consultant and was paid $75,173 in salary and bonus. He was paid $8,800 and $9,300 in directors’ fees in 2015 and 2014, respectively.

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

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. The 2015 Plan replaced the 2007 Stock Option Plan (the “2007 Plan”). Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. However, the maximum number of shares available under the 2015 Plan is subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges, or other changes in capitalization affecting common stock. As of December 31, 2016, no stock options, stock appreciation rights, performance shares, or phantom stock shares had been issued under the 2015 Plan.

The 2015 Plan is administered by the Company’s Compensation and Nominating Committee, which has the authority to interpret the Plan, to establish rules as deemed necessary for the implementation or maintenance of the Plan, to determine grants for eligible participants under the Plan, to make all other decisions or determinations required or considered appropriate for the operation of the Plan and the distribution of benefits under the Plan, and to retain professional assistance in the evaluation of director and senior executive officer compensation. Our Board of Directors has reserved to itself the right to amend or terminate the Plan. However, no amendment may be implemented without approval of the shareholders to the extent such approval is required under applicable law, Code Section 422, Rule 16b-3, or any applicable stock exchange rule. Furthermore, in no case can options be re-priced either by cancellation and re-grant or by lowering the exercise price of a previously granted award.

The following table provides information regarding stock options held by each of the Company’s named executive officers as of December 31, 2016. All of the stock options shown in the table below were granted under the 2007 Plan and have a per share exercise price equal to or greater than the fair market value of our common stock on the grant date. Executive officers exercised a total of 6,900 options in 2016. Mr. Dixon exercised 3,000 options, Mr. Guemple exercised 1,400 options, and Mr. Jensen exercised 2,500 options in 2016.

Name and Principal Position	Date of Grant	# of Securities Underlying Unexercised Option (#) Exercisable	# of Securities Underlying Unexercised Option (#) Unexercisable	Option Exercise Price	Option Expiration Date
Sammie D. Dixon, Jr.	3/30/15	2,000	0	$12.50	3/30/20
CEO and President

R. Randy Guemple	1/1/09	1,400	0	10.00	1/1/18
CFO and EVP	1/1/09	1,400	0	10.00	1/1/19

Chris L. Jensen, Jr.	1/1/09	2,500	0	10.00	1/1/18
SLO and EVP	1/1/09	2,500	0	10.00	1/1/19

There are no Compensation and Nominating Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Director Compensation

PMHG does not pay directors fees. In 2016, the Bank paid its directors $750 per Board meeting attended, $150 per Board committee meeting attended, and $225 to chair a Board committee meeting, all of which could be paid in cash or shares of the Company’s common stock at the greater of its quarter-end book value or its quarter-end weighted average market price. In addition, the Chairman of the Board was paid a $6,000 annual retainer in 2016 and 2015. The Bank paid a total of $129,763 in the aggregate of fees paid in cash and shares of stock to its directors in 2016 and $96,800 in the aggregate of fees paid in cash and shares of stock to its directors in 2015. Additionally, Director Jones was paid a $50,000 consultant fee in 2016 for her role as Senior Advisor following her retirement as Executive Vice President and Chief Financial Officer on December 31, 2015.

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (“Directors’ Plan”). The Directors’ Plan permits the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company common stock. Should the Company pay director fees in the future, the Directors’ Plan would allow them to make the same election. Pursuant to the Directors’ Plan, each director is permitted to make an annual election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive shares of common stock, he or she will receive 110% of the amount of fees set by the Board. The value of common stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock if the stock is traded on any market or exchange, or a price set by the Board, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares, which is approximately 3.73% of the total shares outstanding as of December 31, 2016. Directors became eligible to participate in the Directors’ Plan on January 1, 2013. In 2016, the Company issued 3,928 shares under the Directors’ Plan and there were 62,014 shares remaining in the plan at December 31, 2016.

The following table sets forth compensation paid or awarded during 2016 to each of our Bank directors other than executive officers Mr. Dixon, Mr. Guemple and Mr. Jensen, whose compensation is described in the “Summary Compensation Table” on page 79.

Name	Total Fees Awarded in Stock		Total Fees Paid in Cash	Total Value of Compensation
	Cash Value	# of Shares
William D. Crona	0	0	$11,325	$11,325
Steven L. Evans	0	0	$14,050	$14,050
Kathleen C. Jones(1)	0	0	$58,550	$58,550
Robert H. Kirby	$11,385	815	—	$11,385
Frank L. Langston	0	0	$11,900	$11,900
Todd A. Patterson, D.O.	$10,890	786	—	$10,890
L. Collins Proctor, Sr.	0	0	$14,425	$14,425
Garrison A. Rolle, M.D.	$9,460	673	—	$9,460
Steven D. Smith	$12,043	887	—	$12,403
Marjorie R. Turnbull	0	0	$8,650	$8,650
Richard A. Weidner	$10,725	767	$6,000	$16,725

(1)	Director Jones was paid a $50,000 consultant fee in 2016 for her role as a Senior Advisor following her retirement as Executive Vice President and Chief Financial Officer on December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of March 8, 2017, the Company knows of no beneficial owner of five percent or more of its outstanding shares of common stock, the only class of voting securities. We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of common stock that the directors and executive officers of the Company beneficially owned as of March 8, 2017.

Name	Number of Shares(1)	Right to Acquire(2)	Beneficial Ownership Percentage(3)
William D. Crona	42,800	2,800	2.27%
Sammie D. Dixon, Jr.	87,213	13,540	4.99%
Steve L. Evans	25,869	2,800	1.43%
R. Randy Guemple	27,100	2,800	1.49%
Chris L. Jensen, Jr.	44,090	5,000	2.44%
Kathleen C. Jones	16,750	—	0.83%
Robert H. Kirby	73,056	2,800	3.78%
Frank L. Langston	29,700	2,800	1.62%
Todd A. Patterson, D.O.	40,191	2,800	2.14%
L. Collins Proctor, Sr.(4)	19,000	2,800	1.09%
Garrison A. Rolle, M.D.	28,757	2,800	1.57%
Steven D. Smith(5)	61,126	2,800	3.18%
Marjorie R. Turnbull	20,400	2,200	1.13%
Richard A. Weidner	90,591	—	4.52%

Total (14 people)	606,643	45,940	31.80%

(1)	Includes shares for which the named person:

•	has sole voting and investment power;

•	has shares voting and investment power with a spouse;

•	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes

(2)	Shares covered by stock options
(3)	Based on 2,006,180 shares issued and outstanding and only the listed individual exercising his or her stock options
(4)	Mr. Proctor’s shares includes 9,200 shares beneficially owend by Mr. Proctor’s spouse through her 401-K and IRA and as custodian of UGTMA/FL accounts.
(5)	Mr. Smith’s shares include 24,000 shares beneficially owned by his spouse.

Equity Compensation Plan Information

The following table sets forth information relating to PMHG’s equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Options, Warrants, and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2007 Stock Option Plan	42,200	$10.16	0

2012 Directors’ Compensation Plan	0	N/A	62,014

2015 Stock Option Plan	0	N/A	500,000

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	42,200	$10.16	562,014

*

In 2016, pursuant to the Directors’ Plan, PMHG issued 3,928 shares of its common stock to members of the Board of Directors. The shares issued pursuant to the Directors’ Plan were previously authorized but unissued shares of the common stock of the Company and the per share price upon which they were awarded was based upon the greater of the book value or the weighted average market price as of the quarter-end preceding the date of grant and was not based upon a previously set exercise price.

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

At December 31, 2016 and 2015, loans to directors, executive officers, and their immediate family members and affiliates represented $5.9 million and $6.1 million, respectively, or approximately 2.6% and 3.2%, respectively, of the Bank’s total loan portfolio (excluding loans held for sale). All of these loans are current and performing according to their terms.

We leased our Timberlane Road office space from MS Timberlane, Inc., a company for which Director Crona also serves as a director, through January 31, 2016. The payments we made under that lease for the years ended December 31, 2016 and 2015 were $10,000 and $137,000, respectively. In addition, the Company purchased various insurance policies through Earl Bacon Agency, Inc. that employs the spouse of Director Jones. The premiums paid totaled $531,000 in 2015 and $406,000 in 2016.

Also, during July, 2015, the Bank purchased three acres of land in Wakulla County, Florida from Susan Payne Turner, the Bank’s Executive Vice President and Chief Risk Officer, who owned 50% of the parcel. The total purchase price was $290,000 and the Company constructed a permanent branch office facility at that location.

Director Independence

The opinion of the Board of Directors is that in 2016, each nonemployee member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who was employed by the Company during each of the three previous years. Under the same rules, the directors who served as employees during 2016, Mr. Dixon, Mr. Guemple, and Mr. Jensen, were not “independent directors” during the time of their respective employment.

Item 14.	Principal Accounting Fees and Services

During 2016 and 2015, the Company expensed the following fees for professional services to Hacker, Johnson & Smith:

	2016	2015
Audit fees[1]	$33,000	$36,682
Tax fees[2]	8,000	8,000
All other fees[3]	33,500	32,000

	$74,500	$76,682

[1]	Includes professional services rendered for the audit of PMHG’s annual financial statements, including out-of-pocket expenses.
[2]	Tax fees include the preparation of state and federal tax returns and assistance with tax questions and research.
[3]	Other fees include services rendered in relation to the Company’s filing of its Form 10-Qs and Form 10-K

The above fees were approved in accordance with the Audit Committee’s policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2016 or 2015 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2016 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Consolidated Balance Sheets — December 31, 2016 and 2015

Consolidated Statements of Income — For the Years Ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a) 3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan (“2007 Plan”)	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 25, 2016	Exhibit 10.1 to form 8-K filed on July 27, 2016

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Filed herewith

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

PRIME MERIDIAN HOLDING COMPANY

Date: March 21, 2017	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Chief Executive Officer, President, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ William D. Crona William D. Crona	Director	March 21, 2017

/s/ Sammie D. Dixon Sammie D. Dixon	CEO, President, Principal Executive Officer, & Director	March 21, 2017

/s/ Steve L. Evans Steven L. Evans	Director	March 21, 2017

/s/ R. Randy Guemple R. Randy Guemple	CFO, EVP, Principal Financial Officer & Director	March 21, 2017

/s/ Chris L. Jensen, Jr. Chris L. Jensen, Jr.	Director	March 21, 2017

/s/ Kathleen C. Jones Kathleen C. Jones	Director	March 21, 2017

/s/ Robert H. Kirby Robert H. Kirby	Director	March 21, 2017

/s/ Frank L. Langston Frank L. Langston	Director	March 21, 2017

/s/ Todd A. Patterson Todd A. Patterson, D.O.	Director	March 21, 2017

/s/ L. Collins Proctor L. Collins Proctor	Director	March 21, 2017

/s/ Garrison A. Rolle Garrison A. Rolle, M.D.	Director	March 21, 2017

/s/ Steven D. Smith Steven D. Smith	Director	March 21, 2017

/s/ Marjorie R. Turnbull Marjorie R. Turnbull	Director	March 21, 2017

/s/ Richard A. Weidner Richard A. Weidner	Chairman	March 21, 2017