Form 10-Q
period 2017-03-31
Prime Meridian Holding Co
filed 2017-05-15
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2017: 2,007,072.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
(dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$9,699	4,817
Federal funds sold	20,148	25,963
Interest- bearing deposits	5,353	5,385

Total cash and cash equivalents	35,200	36,165
Securities available for sale	42,950	33,103
Loans held for sale	2,695	3,291
Loans, net of allowance for loan losses of $2,908 and $2,876	225,742	222,768
Federal Home Loan Bank stock	274	220
Premises and equipment, net	5,091	4,929
Accrued interest receivable	782	798
Bank-owned life insurance	1,723	1,711
Other assets	1,072	956

Total assets	$315,529	303,941

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing demand deposits	69,244	61,856
Savings, NOW and money-market deposits	196,897	192,768
Time deposits	20,108	20,723

Total deposits	286,249	275,347
Official checks	838	632
Other liabilities	880	880

Total liabilities	287,967	276,859

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 2,006,180 and 2,004,707 issued and outstanding	20	20
Additional paid-in capital	20,768	20,732
Retained earnings	6,959	6,563
Accumulated other comprehensive (loss) income	(185)	(233)

Total stockholders’ equity	27,562	27,082

Total liabilities and stockholders’ equity	$315,529	303,941

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2017	2016
Interest Income:
Loans	$2,635	2,274
Securities	209	200
Other	69	25

Total interest income	2,913	2,499
Interest expense -
Deposits	247	192

Net interest income	2,666	2,307
Provision for loan losses	35	134

Net interest income after provision for loan losses	2,631	2,173

Non interest income:
Service charges and fees on deposit accounts	80	48
Mortgage banking revenue	251	151
Income from bank-owned life insurance	12	13
(Loss) gain on sale of securities available for sale	(1)	15
Other income	81	64

Total noninterest income	423	291

Noninterest expense:
Salaries and employee benefits	1,247	985
Occupancy and equipment	247	203
Professional fees	63	105
Advertising	154	159
FDIC/State assessment	46	32
Software maintenance, amortization and other	129	126
Other	323	269

Total noninterest expense	2,209	1,879

Earnings before income taxes	845	585
Income taxes	309	203

Net earnings	$536	382

Basic earnings per share	$0.27	$0.19

Diluted earnings per share	$0.27	$0.19

Cash dividends per common share(1)	$0.07	$0.05

(1)	Annual cash dividends were paid during the first quarters of 2016 and 2017

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31
(in thousands)	2017	2016
Net earnings	$536	382
Other comprehensive income:
Change in unrealized gain (loss) on securities:
Unrealized gain arising during the year	75	514
Reclassification adjustment for realized loss (gain)	1	(15)

Net change in unrealized gain (loss)	76	499
Deferred income taxes on above change	(28)	(184)

Total other comprehensive income	48	315

Comprehensive income	$584	697

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2017 and 2016

					Accumulated
					Other
					Compre-
			Additional		hensive	Total
	Common Stock		Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
(dollars in thousands)
Balance at December 31, 2015	1,975,329	$20	20,415	4,442	56	24,933
Net earnings for the three months ended March 31, 2016 (unaudited)	—	—	—	382	—	382
Dividend Paid (unaudited)	—	—	—	(99)	—	(99)
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	—	—	—	—	315	315
Common stock issued as compensation to directors (unaudited)	770	—	10	—	—	10

Balance at March 31, 2016 (unaudited)	1,976,099	$20	20,425	4,725	371	25,541

Balance at December 31, 2016	2,004,707	$20	20,732	6,563	(233)	27,082
Net earnings for the three months ended March 31, 2017 (unaudited)	—	—	—	536	—	536
Dividend Paid (unaudited)	—	—	—	(140)	—	(140)
Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	—	—	—	—	48	48
Stock options exercised (unaudited)	200	—	2	—	—	2
Common stock issued as compensation to directors (unaudited)	1,273	—	19	—	—	19
Stock-based compensation (unaudited)	—	—	15	—	—	15

Balance at March 31, 2017 (unaudited)	2,006,180	$20	20,768	6,959	(185)	27,562

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net earnings	$536	382
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	137	89
Provision for loan losses	35	134
Net amortization of deferred loan fees	(30)	(26)
Loss (gain) on sale of securities available for sale	1	(15)
Amortization of premiums and discounts on securities available for sale	86	105
(Loss) gain on sale of loans held for sale	(244)	(146)
Proceeds from the sale of loans held for sale	15,217	9,182
Loans originated as held for sale	(14,377)	(8,558)
Stock issued as compensation	19	10
Stock-based compensation expense	15	—
Income from bank-owned life insurance	(12)	(13)
Net decrease in accrued interest receivable	16	13
Net (increase) decrease in other assets	(144)	267
Net increase (decrease) in other liabilities and official checks	206	(268)

Net cash provided by operating activities	1,461	1,156

Cash flows from investing activities:
Loan originations, net of principal repayments	(2,979)	(10,285)
Purchase of securities available for sale	(11,537)	(3,637)
Principal repayments of securities available for sale	915	1,646
Proceeds from sale of securities available for sale	750	2,330
Maturities and calls of securities available for sale	14	17
Purchase of Federal Home Loan Bank stock	(54)	(31)
Purchase of premises and equipment	(299)	(85)

Net cash used in investing activities	(13,190)	(10,045)

Cash flows from financing activities:
Net increase in deposits	10,902	19,338
Proceeds from stock options exercised	2	—
Common stock dividends paid	(140)	(99)

Net cash provided by financing activities	10,764	19,239

Net (decrease) increase in cash and cash equivalents	(965)	10,350
Cash and cash equivalents at beginning of period	36,165	8,429

Cash and cash equivalents at end of period	$35,200	18,779

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$247	$193

Income taxes	$—	$40

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized gain (loss) on securities available for sale, net of taxes	$48	$315

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2017, and the results of operations for the three ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income. Accounting principles generally accepted in the United States of America (“GAAP”) generally require that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income is the net change in the unrealized (loss) gain on the securities available for sale.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At March 31, 2017
U.S. Government agency securities	$1,339	—	(5)	1,334
Municipal securities	12,546	126	(205)	12,467
Mortgage-backed securities	29,359	49	(259)	29,149

	$43,244	175	(469)	42,950

At December 31, 2016
U.S. Government agency securities	2,186	2	(17)	2,171
Municipal securities	12,614	91	(282)	12,423
Mortgage-backed securities	18,673	36	(200)	18,509

	$33,473	129	(499)	33,103

The following table summarizes the sale of securities available for sale.

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Proceeds from sale of securities	$750	2,330
Gross gains	—	15
Gross losses	(1)	—

Net (loss) gain on sale of securities	(1)	15

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At March 31, 2017
Securities Available for Sale
U.S. Government agency securities	$(5)	1,334	—	—
Municipal securities	(205)	4,805	—	—
Mortgage-backed securities	(252)	16,159	(7)	460

	$(462)	22,298	(7)	460

At December 31, 2016
Securities Available for Sale
U.S. Government agency securities	(17)	1,529	—	—
Municipal securities	(282)	6,111	—	—
Mortgage-backed securities	(191)	12,709	(9)	501

	$(490)	20,349	(9)	501

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at March 31, 2017 and December 31, 2016 on twenty-five and twenty-four securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	Level 1	(Level 2)	(Level 3)
(in thousands)
At March 31, 2017
U.S. Government agency securities	$1,334	—	1,334	—
Municipal securities	12,467	—	12,467	—
Mortgage-backed securities	29,149	—	29,149	—

	$42,950	—	42,950	—

At December 31, 2016
U.S. Government agency securities	2,171	—	2,171	—
Municipal securities	12,423	—	12,423	—
Mortgage-backed securities	18,509	—	18,509	—

	$33,103	—	33,103	—

During the three months ended March 31, 2017 and 2016, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows:

	Amortized	Fair
	Cost	Value
(in thousands)
At March 31, 2017
Due in one to five years	$3,296	3,274
Due in five to ten years	7,762	7,825
Due after 10 years	2,827	2,702
Mortgage-backed securities	29,359	29,149

	$43,244	42,950

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

The segments and classes of loans are as follows:

	At March 31,	At December 31,
(in thousands)	2017	2016
Real estate mortgage loans:
Commercial	$65,488	65,805
Residential and home equity	89,877	88,883
Construction	22,709	19,991

Total real estate mortgage loans	178,074	174,679

Commercial loans	45,607	46,340
Consumer and other loans	4,589	4,275

Total loans	228,270	225,294

Add (deduct):
Net deferred loan costs	380	350
Allowance for loan losses	(2,908)	(2,876)

Loans, net	$225,742	222,768

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Three-Month Period Ended March 31, 2017
Beginning balance	$775	1,074	258	714	55	2,876
(Credit) provision for loan losses	(8)	12	35	(10)	6	35
Net (charge-offs) recoveries	—	—	—	—	(3)	(3)

Ending balance	$767	1,086	293	704	58	2,908

Three-Month Period Ended March 31, 2016
Beginning balance	$707	868	246	596	56	2,473
(Credit) provision for loan losses	(6)	40	2	94	4	134
Net (charge-offs) recoveries	—	—	—	—	(2)	(2)

Ending balance	$701	908	248	690	58	2,605

At March 31, 2017
Individually evaluated for impairment:
Recorded investment	$—	663	73	69	—	805

Balance in allowance for loan losses	$—	—	—	69	—	69

Individually evaluated for impairment:
Recorded investment	$65,488	89,214	22,636	45,538	4,589	227,465

Balance in allowance for loan losses	$767	1,086	293	635	58	2,839

At December 31, 2016
Individually evaluated for impairment:
Recorded investment	$—	662	73	76	—	811

Balance in allowance for loan losses	$—	—	—	76	—	76

Individually evaluated for impairment:
Recorded investment	$65,805	88,221	19,918	46,264	4,275	224,483

Balance in allowance for loan losses	$775	1,074	258	638	55	2,800

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Construction. Typically, these loans have a construction period of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans convert to a term loan with a maturity of one to ten years. This portion of our loan portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and residential developments. This type of loan is also made to individual clients for construction of single family homes in our market area. An independent appraisal is used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed policies of the Bank. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to finance the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends since the initial funding of the loan.

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
At March 31, 2017
Grade:
Pass	$61,458	85,335	22,158	44,840	4,541	218,332
Special mention	4,030	3,507	371	319	46	8,273
Substandard	—	1,035	180	448	2	1,665
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$65,488	89,877	22,709	45,607	4,589	228,270

At December 31, 2016
Grade:
Pass	61,734	84,695	19,485	45,623	4,227	215,764
Special mention	4,071	3,152	333	250	46	7,852
Substandard	—	1,036	173	467	2	1,678
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$65,805	88,883	19,991	46,340	4,275	225,294

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

At March 31, 2017, there were four nonaccrual loans, totaling $805,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
(in thousands)
At March 31, 2017:
Real estate mortgage loans:
Commercial	$—	—	—	—	65,488	—	65,488
Residential and home equity	—	—	—	—	89,214	663	89,877
Construction	—	—	—	—	22,636	73	22,709
Commercial loans	32	—	—	32	45,506	69	45,607
Consumer and other loans	—	—	—	—	4,589	—	4,589

Total	$32	—	—	32	227,433	805	228,270

At December 31, 2016:
Real estate mortgage loans:
Commercial	—	—	—	—	65,805	—	65,805
Residential and home equity	371	—	—	371	87,850	662	88,883
Construction	—	—	—	—	19,918	73	19,991
Commercial loans	—	—	—	—	46,264	76	46,340
Consumer and other loans	—	—	—	—	4,275	—	4,275

Total	$371	—	—	371	224,112	811	225,294

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At March 31, 2017:
Residential and home equity	$663	663	—	—	—	663	663	—
Construction loans	73	73	—	—	—	73	73	—
Commercial loans	—	—	69	69	69	69	69	69

Total	$736	736	69	69	69	805	805	69

At December 31, 2016:
Residential and home equity	662	662	—	—	—	662	662	—
Construction loans	73	73	—	—	—	73	73	—
Commercial loans	—	—	76	76	76	76	76	76

Total	$735	735	76	76	76	811	811	76

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended March 31,
	2017			2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Residential and Home Equity	$650	—	—	—	—	—
Commercial Loans	73	—	1	146	1	1
Construction	74	—	—	—	—	—

Total	$797	—	1	146	1	1

There were no collateral dependent loans measured at fair value on a nonrecurring basis at March 31, 2017 or March 31, 2016.

The company did not enter into any new troubled debt restructured loans during the three months ended March 31, 2017 and 2016.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive income (loss) from regulatory capital. Beginning January 1, 2016, the Bank became subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2017, the Bank’s capital conservation buffer exceeds the minimum requirement designated for March 31, 2017 of 1.25%. The required buffer is to be phased in over three years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2017 that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2017, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital, Continued

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2017
Tier 1 Leverage Capital	$26,612	8.65%	$12,300	4.00%	$15,375	5.00%
Common Equity Tier 1 Risk-based Capital	26,612	11.54	10,375	4.50	14,986	6.50
Tier 1 Risk-based Capital	26,612	11.54	13,833	6.00	18,444	8.00
Total Risk-based Capital	29,494	12.79	18,444	8.00	23,055	10.00

As of December 31, 2016
Tier 1 Leverage Capital	25,994	8.73	11,906	4.00	14,883	5.00
Common Equity Tier 1 Risk-based Capital	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Risk-based Capital	25,994	11.70	13,326	6.00	17,769	8.00
Total Risk-based Capital	28,772	12.95	17,769	8.00	22,211	10.00

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2017 and 2016, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2017			2016
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending March 31:
Basic EPS:
Net earnings	$536	2,005,868	$0.27	$382	1,975,972	$0.19
Effect of dilutive securities-Incremental shares from assumed conversion of options		3,288			3,871

Diluted EPS:
Net earnings	$536	2,009,156	$0.27	$382	1,979,843	$0.19

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by the Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grant the Company’s key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of March 31, 2017, 11,540 stock options have been granted under the 2015 Plan.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2016	—	—
Granted	11,540	$17.03
Outstanding at March 31, 2017	11,540	$17.03	4.84 years

Exercisable at March 31, 2017	11,540	$17.03	4.84 years	$10,040

At March 31, 2017, the fair value of shares vested and recognized as compensation expense was $15,000 for the three months ended March 31, 2017. There was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan.

The fair value of each option granted during the three months ended March 31, 2017 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	1.48%
Expected dividend yield	—
Expected stock volatility	8.54%
Expected life in years	3
Per share fair value of options issued during period	$1.26

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

A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2015	75,500	$10.19

Options exercised	—	—

Outstanding at March 31, 2016	75,500	$10.19

Outstanding at December 31, 2016	42,200	$10.16

Options exercised	(200)	10.00
Options forfeited	(200)	10.00

Outstanding at March 31, 2017	41,800	$10.16	2.16 years

Exercisable at March 31, 2017	41,300	$10.16	2.12 years	$320,000

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended March 31, 2017 our directors received 1,273 shares of common stock, in lieu of $18,728 in cash fees, under the Directors’ Plan. At March 31, 2017, 60,741 shares remained available for grant.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $29.6 million at March 31, 2017. At March 31, 2017 and December 31, 2016, the Company had no outstanding loans under this line.

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows:

		At March 31, 2017		At December 31, 2016
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$35,200	35,200	36,165	36,165
Securities available for sale	2	42,950	42,950	33,103	33,103
Loans held for sale	3	2,695	2,745	3,291	3,500
Loans, net	3	225,742	222,261	222,768	221,320
Federal Home Loan Bank stock	3	274	274	220	220
Accrued interest receivable	3	782	782	798	798
Bank-owned life insurance	3	1,723	1,723	1,711	1,711

Financial liabilities-
Deposits	3	286,249	286,420	275,347	275,433
Off Balance Sheet Items	3	—	—	—	—

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $834,000 at March 31, 2017.

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

In 2016, the Company entered into an agreement with another bank. This agreement references an interest rate swap that was transacted between the other bank and its loan client (the “Counterparty”). Should the Counterparty default on its obligations under the interest rate swap agreement with the other bank, then the Company would be liable for 13.208% of all swap liabilities. The maximum potential credit exposure under this contract at March 31, 2017 is $74,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, continued

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At March 31, 2017
(in thousands)
Commitments to extend credit	$4,752

Construction loans in process	$9,441

Unused lines of credit	$36,300

Standby letters of credit	$1,884

Guaranteed accounts	$452

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2016. Results of operations for the three months ended March 31, 2017, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our and our subsidiary’s operations include, but are not limited to, changes in:

•	local, regional, and national economic and business conditions;

•	banking laws, compliance, and the regulatory environment;

•	U.S. and global securities markets, public debt markets, and other capital markets;

•	monetary and fiscal policies of the U.S. Government;

•	litigation, tax, and other regulatory matters;

•	demand for banking services, both loan and deposit products in our market area;

•	quality and composition of our loan or investment portfolios;

•	risks inherent in making loans such as repayment risk and fluctuating collateral values;

•	competition;

•	attraction and retention of key personnel, including our management team and directors;

•	technology, product delivery channels, and end user demands and acceptance of new products;

•	consumer spending, borrowing and savings habits;

•	any failure or breach of our operational systems, information systems or infrastructure, or those of our third-party vendors and other service providers; including cyber-attacks;

•	natural disasters, public unrest, adverse weather, public health, and other conditions impacting our or our clients’ operations;

•	other economic, competitive, governmental, regulatory, or technological factors affecting us; and

•	application and interpretation of accounting principles and guidelines.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016
Average equity as a percentage of average assets	8.87%	9.47%	9.87%
Equity to total assets at end of period	8.74%	8.91%	9.68%
Return on average assets(1)	0.70%	0.81%	0.60%
Return on average equity(1)	7.88%	8.51%	6.05%
Noninterest expense to average assets(1)	2.88%	2.80%	2.93%
Nonperforming loans to total loans at end of period	0.35%	0.36%	0.07%

(1)	Annualized for the three months ended March 31, 2017 and March 31, 2016

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in preparation of the Condensed Consolidated Financial Statements as of March 31, 2017, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

FINANCIAL CONDITION

Average assets totaled $307.2 million for the three months ended March 31, 2017, an increase of $51.1 million, or 20.0%, over the three months ended March 31, 2016. The increase quarter over quarter can be primarily attributed to higher average loan balances.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At March 31, 2017, our available for sale investment portfolio included U.S. Treasury notes, municipal securities, and mortgage-backed securities and had a fair market value of $43.0 million and an amortized cost value of $43.2 million. At March 31, 2017 and December 31, 2016, our investment securities portfolio represented approximately 13.6% and 10.9% of our total assets, respectively. The average yield on the average balance of investment securities for the three months ended March 31, 2017 was 2.31%, compared to 2.12% for the three months ended March 31, 2016.

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

Loans grew $28.5 million, or 14.4% when compared to March 31, 2016, and have grown $3.0 million, or 1.3% from December 31, 2016. Construction loans accounted for the majority of the Bank’s loan growth in the first quarter of 2017. In total, approximately 78.0% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at March 31, 2017, compared to 77.5% at December 31, 2016.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with regulatory guidance on these standards. Four loans totaling $805,000 were deemed to be impaired under the Bank’s policy at March 31, 2017, compared to four loans totaling $811,000 at December 31, 2016. The Bank’s nonperforming assets represented 0.26% of total assets at March 31, 2017, compared to 0.27% at December 31, 2016.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $2.9 million or 1.3% of total loans, at March 31, 2017, is adequate to cover losses inherent in the loan portfolio. One impaired loan carried a reserve of $69,000 at March 31, 2017 and $76,000 at December 31, 2016. Collateral values on the remaining impaired loans did not require specific reserves at March 31, 2017 or December 31, 2016.

Deposits. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Total deposits at March 31, 2017 were $286.2 million, an increase of $10.9 million, or 4.0%, from December 31, 2016, with the majority of growth coming from noninterest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 23.2% of the average balance of total deposits for the three months ended March 31, 2017, compared to 22.2% for the three months ended March 31, 2016.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of March 31, 2017, to borrow up to $29.6 million. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $16.3 million at March 31, 2017. There were no loans outstanding under any of these lines at March 31, 2017.

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

As shown in the following table, lower yields on loans combined with higher funding costs, led to a decrease in the interest-rate spread and net interest margin for the three months ended March 31, 2017 when compared to the same period a year ago.

	For the Three Months Ended March 31,
	2017			2016
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$227,144	2,608	4.59%	$193,602	2,260	4.67%
Mortgage loans held for sale	2,268	27	4.76%	1,808	14	3.10%
Securities	36,148	209	2.31%	37,769	200	2.12%
Other(2)	30,404	69	0.91%	13,793	25	0.73%

Total interest-earning assets	295,964	2,913	3.94%	246,972	2,499	4.05%

Noninterest-earning assets	11,188			9,088

Total assets	307,152			256,060

Interest-bearing liabilities:
Savings, NOW and money-market deposits	194,599	217	0.45%	157,467	172	0.44%
Time deposits	19,264	30	0.62%	20,858	20	0.38%

Deposits	213,863	247	0.46%	178,325	192	0.43%

Noninterest-bearing deposits	64,515			51,003
Noninterest-bearing liabilities	1,539			1,466
Stockholders’ equity	27,235			25,266

Total liabilities and stockholders’ equity	$307,152			256,060

Net earning assets	$82,101			68,647

Net interest income		2,666			2,307

Interest rate spread			3.48%			3.62%
Net interest margin(3)			3.60%			3.74%

Ratio of interest-earning assets to average interest-bearing liabilities	138.39%			138.50%

(1)	Includes nonaccrual loans
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

Net Earnings. For the three months ended March 31, 2017, the Company reported net earnings of $536,000, or $0.27 per basic and diluted share, compared to net earnings of $382,000, or $0.19 per basic and diluted share, for the three months ended March 31, 2016.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $2.7 million for the three months ended March 31, 2017, compared to $2.3 million for the three months ended March 31, 2016.

Interest Income. Interest income increased to $2.9 million for the three months ended March 31, 2017, a $414,000 or 16.6%, increase over the three months ended March 31, 2016. The increase was driven by an increase in average loans from $193.6 million for the quarter ended March 31, 2016 to $227.1 million for the quarter ended March 31, 2017.

Interest Expense. Interest expense was $247,000 for the three months ended March 31, 2017, compared to $192,000 for the three months ended March 31, 2016. The year-over-year increase resulted primarily from a 19.9%, or $35.5 million, increase in the average balance of interest-bearing deposits from the first quarter of 2016 to the first quarter of 2017.

Net Interest Margin. The net interest margin was 3.60% for the quarter ended March 31, 2017, compared to 3.74% for the same period in 2016. Our net interest margin continues to be compressed due primarily to declining loan yields. Despite the decrease in net interest margin, net interest income rose 15.6% to $2.7 million due to a higher volume of interest-earning assets.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended March 31, 2017 was $35,000, compared to $134,000 for the three months ended March 31, 2016. The higher provision in 2016 was due to higher loan growth in that quarter.

Management believes that the allowance for loan losses, which was $2.9 million or 1.3% of total loans, at March 31, 2017, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance and any gains on the sale of securities available for sale. Noninterest income for the three months ended March 31, 2017 totaled $423,000 an increase of $132,000, or 45.4%, from the three months ended March 31, 2016. The increase was primarily driven by a 66.2%, or $100,000, increase in mortgage banking revenue. Increased service charges and fees on deposit accounts and gains in other income from higher merchant card services and credit card fee income also contributed to growth in noninterest income for the first quarter of 2017 when compared to same period a year ago.

Noninterest expense. Noninterest expense increased $330,000 or 17.6%, to $2.2 million for the three months ended March 31, 2017 compared to the same period a year ago. The majority of the increase occurred in overall bank salaries and employee benefits as full-time equivalent employees increased from 56 at March 31, 2016 to 67 at March 31, 2017. The increase in personnel and the Bank’s new branch building in Crawfordville also led to a 21.7% increase in occupancy and equipment, which further contributed to higher noninterest expense.

Income Taxes. Income tax expense is based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income tax expense was $309,000 for the three months ended March 31, 2017, compared to income tax expense of $203,000 for the three months ended March 31, 2016. The higher provision relates to earnings before income taxes of $845,000 for the three months ended March 31, 2017 compared to earnings before income taxes of $585,000 for the three months ended March 31, 2016.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities. Our primary liquid assets accounted for 24.8% and 22.8% of total assets at March 31, 2017 and December 31, 2016, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At March 31, 2017, the Bank had access to approximately $29.6 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $16.3 million in unsecured lines of credit maintained with correspondent banks. As of March 31, 2017, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $9.3 million at March 31, 2017.

Our core deposits consist of noninterest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and large deposits. At March 31, 2017, total deposits were $286.2 million, of which $7.3 million was in certificates of deposits of $250,000 or more, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $27.6 million at March 31, 2017, compared to $27.1 million at December 31, 2016. During the first quarter of 2017, the Board of Directors declared and PMHG paid an annual dividend of $0.07 per share of common stock. On March 28, 2017, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 to sell up to $15.0 million in shares of common stock. We expect the offering to close during the second quarter of 2017. At March 31, 2017, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with an 8.65% Tier 1 Leverage Capital Ratio, a 11.54% Common Equity Tier 1 Risk-Based Capital Ratio, a 11.54% Tier 1 Risk-Based Capital Ratio, and a 12.79% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at March 31, 2017 and December 31, 2016 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2017
Tier 1 Leverage Capital	$26,612	8.65%	$12,300	4.00%	$15,375	5.00%
Common Equity Tier 1 Risk-based Capital	26,612	11.54	10,375	4.50	14,986	6.50
Tier 1 Risk-based Capital	26,612	11.54	13,833	6.00	18,444	8.00
Total Risk-based Capital	29,494	12.79	18,444	8.00	23,055	10.00

As of December 31, 2016
Tier 1 Leverage Capital	25,994	8.73	11,906	4.00	14,883	5.00
Common Equity Tier 1 Risk-based Capital	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Risk-based Capital	25,994	11.70	13,326	6.00	17,769	8.00
Total Risk-based Capital	28,772	12.95	17,769	8.00	22,211	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $1 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending March 31, 2017 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2017, the Company issued 1,273 shares to members of its Board of Directors in lieu of $18,728 in cash fees. During the first quarter, PMHG issued 200 shares to officers and directors who exercised stock options and paid $2,000 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 25, 2016	Exhibit 10.1 to Form 8-K filed on July 27, 2016

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2016 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2017

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

May 15, 2017	By:	/s/ Sammie D. Dixon, Jr.
Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

May 15, 2017	By:	/s/ R. Randy Guemple
Date		R. Randy Guemple
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer