Form 10-Q
period 2017-06-30
Prime Meridian Holding Co
filed 2017-08-10
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2017: 3,099,919

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$7,346	$4,817
Federal funds sold	28,201	25,963
Interest bearing deposits	5,242	5,385

Total cash and cash equivalents	40,789	36,165
Securities available for sale	43,670	33,103
Loans held for sale	3,803	3,291
Loans, net of allowance for loan losses of $3,028 and $2,876	242,149	222,768
Federal Home Loan Bank stock	274	220
Premises and equipment, net	5,012	4,929
Accrued interest receivable	818	798
Bank-owned life insurance	1,734	1,711
Other assets	1,016	956

Total assets	$339,265	$303,941

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$74,185	$61,856
Savings, NOW and money-market deposits	196,786	192,768
Time deposits	21,242	20,723

Total deposits	292,213	275,347
Official checks	898	632
Other liabilities	689	880

Total liabilities	293,800	276,859

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 3,098,280 and 2,004,707 issued and outstanding	31	20
Additional paid-in capital	37,733	20,732
Retained earnings	7,724	6,563
Accumulated other comprehensive loss	(23)	(233)

Total stockholders’ equity	45,465	27,082

Total liabilities and stockholders’ equity	$339,265	$303,941

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Interest Income:
Loans	$2,838	$2,447	$5,473	$4,721
Securities	248	182	457	382
Other	88	23	157	48

Total interest income	3,174	2,652	6,087	5,151
Interest expense -
Deposits	256	201	503	393

Net interest income	2,918	2,451	5,584	4,758
Provision for loan losses	120	170	155	304

Net interest income after provision for loan losses	2,798	2,281	5,429	4,454

Non-interest income:
Service charges and fees on deposit accounts	81	52	161	100
Mortgage banking revenue	417	226	668	377
Income from bank-owned life insurance	11	13	23	25
Gain (loss) on sale of securities available for sale	—	87	(1)	102
Other income	89	72	170	137

Total non-interest income	598	450	1,021	741

Non-interest expense:
Salaries and employee benefits	1,239	959	2,486	1,944
Occupancy and equipment	233	212	480	415
Professional fees	82	99	145	204
Advertising	157	108	311	267
FDIC/State assessment	42	34	88	66
Software maintenance, amortization and other	133	124	262	250
Other	333	290	656	559

Total non-interest expense	2,219	1,826	4,428	3,705

Earnings before income taxes	1,177	905	2,022	1,490
Income taxes	412	323	721	526

Net earnings	$765	$582	1,301	$964

Earnings per common share:
Basic	$0.30	$0.29	$0.57	$0.49
Diluted	0.30	0.29	0.57	0.49
Cash dividends per common share(1)	—	—	0.07	0.05

(1)	Annual cash dividends were paid during the first quarters of 2016 and 2017

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net earnings	$765	$582	$1,301	$964
Other comprehensive income:
Change in unrealized gain on securities:
Unrealized gain arising during the year	258	144	333	657
Reclassification adjustment for realized loss (gain)	—	(87)	1	(102)

Net change in unrealized gain	258	57	334	555
Deferred income taxes on above change	(96)	(21)	(124)	(205)

Total other comprehensive income	162	36	210	350

Comprehensive income	$927	$618	$1,511	$1,314

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2017 and 2016

					Accumulated
					Other
					Compre-
			Additional		hensive	Total
	Common Stock		Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
(in thousands)
Balance at December 31, 2015	1,975,329	$20	$20,415	$4,442	$56	$24,933
Net earnings for the six months ended June 30, 2016 (unaudited)	—	—	—	964	—	964
Dividend Paid (unaudited)	—	—	—	(99)	—	(99)
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	—	—	—	—	350	350
Stock options exercised (unaudited)	3,300	—	41	—	—	41
Common stock issued as compensation to directors (unaudited)	1,843	—	25	—	—	25

Balance at June 30, 2016 (unaudited)	1,980,472	$20	$20,481	$5,307	$406	$26,214

Balance at December 31, 2016	2,004,707	$20	$20,732	$6,563	$(233)	$27,082

Net earnings for the six months ended June 30, 2017 (unaudited)	—	—	—	1,301	—	1,301
Dividend Paid (unaudited)	—	—	—	(140)	—	(140)
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	—	—	—	—	210	210
Stock options exercised (unaudited)	500	—	5	—	—	5
Common stock issued as compensation to directors (unaudited)	2,165	—	35	—	—	35
Sale of common stock (unaudited) net of stock offering costs of $1,042,905	1,090,908	11	16,946	—	—	16,957
Stock-based compensation (unaudited)	—	—	15	—	—	15

Balance at June 30, 2017 (unaudited)	3,098,280	$31	$37,733	$7,724	$(23)	$45,465

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net earnings	$1,301	$964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	261	261
Provision for loan losses	155	304
Net amortization of deferred loan fees	(79)	(56)
Loss (gain) on sale of securities available for sale	1	(102)
Amortization of premiums and discounts on securities available for sale	191	216
Gain on sale of loans held for sale	(586)	(353)
Proceeds from the sale of loans held for sale	34,983	21,946
Loans originated as held for sale	(34,909)	(22,996)
Stock issued as compensation	35	25
Stock-based compensation expense	15	—
Income from bank-owned life insurance	(23)	(25)
Net increase in accrued interest receivable	(20)	(29)
Net (increase) decrease in other assets	(184)	183
Net increase (decrease) in other liabilities and official checks	75	(197)

Net cash provided by operating activities	1,216	141

Cash flows from investing activities:
Loan originations, net of principal repayments	(19,457)	(26,627)
Purchase of securities available for sale	(13,548)	(10,416)
Principal repayments of securities available for sale	2,345	4,154
Proceeds from sale of securities available for sale	750	8,248
Maturities and calls of securities available for sale	28	579
Purchase of Federal Home Loan Bank stock	(54)	(201)
Purchase of premises and equipment	(344)	(260)

Net cash used in investing activities	(30,280)	(24,523)

Cash flows from financing activities:
Net increase in deposits	16,866	22,810
Increase in Federal Home Loan Bank advances	—	4,000
Proceeds from stock options exercised	5	41
Proceeds from sale of common stock, net	16,957	—
Common stock dividends paid	(140)	(99)

Net cash provided by financing activities	33,688	26,752

Net increase in cash and cash equivalents	4,624	2,370
Cash and cash equivalents at beginning of period	36,165	8,429

Cash and cash equivalents at end of period	$40,789	$10,799

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$503	$394

Income taxes	$815	$470

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized gain on securities available for sale, net of taxes	$210	$350

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

Prime Meridian Holding Company (“PMHG”) owns 100% of the outstanding common stock of Prime Meridian Bank (the “Bank”) (collectively the “Company”). PMHG’s primary activity is the operation of the Bank. The Bank is a Florida state-chartered commercial bank, and the deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate clients through its three banking offices located in Tallahassee and Crawfordville, Florida and its online banking platform.

The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry, which include regulatory reporting instructions. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s financial position and results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally require that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income is the net change in the unrealized gain on the securities available for sale.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General, Continued

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The effect of the ASU on the Company’s consolidated financial statements was not significant.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities”, to amend the amortization period for certain purchased callable debt securities held at a premium. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update require the premium to be amortized to the earliest call date. No accounting change is required for securities held at a discount. For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
At June 30, 2017
U.S. Government agency securities	$1,338	$12	$—	$1,350
Municipal securities	12,480	157	(87)	12,550
Mortgage-backed securities	29,888	64	(182)	29,770

Total	$43,706	$233	$(269)	$43,670

At December 31, 2016
U.S. Government agency securities	$2,186	$2	$(17)	$2,171
Municipal securities	12,614	91	(282)	12,423
Mortgage-backed securities	18,673	36	(200)	18,509

Total	$33,473	$129	$(499)	$33,103

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The following table summarizes the sale of securities available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Proceeds from sale of securities	$—	$5,918	$750	$8,248
Gross gains	—	87	—	102
Gross losses	—	—	(1)	—

Net gain (loss) on sale of securities	$—	$87	$(1)	$102

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(in thousands)
At June 30, 2017
Securities Available for Sale
Municipal securities	(55)	3,002	(32)	894
Mortgage-backed securities	(174)	18,521	(8)	412

Total	$(229)	$21,523	$(40)	$1,306

At December 31, 2016
Securities Available for Sale
U.S. Government agency securities	$(17)	$1,529	$—	$—
Municipal securities	(282)	6,111	—	—
Mortgage-backed securities	(191)	12,709	(9)	501

Total	$(490)	$20,349	$(9)	$501

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at June 30, 2017 and December 31, 2016 on twenty-one and twenty-four securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
At June 30, 2017
U.S. Government agency securities	$1,350	$—	$1,350	$—
Municipal securities	12,550	—	12,550	—
Mortgage-backed securities	29,770	—	29,770	—

Total	$43,670	$—	$43,670	$—

At December 31, 2016
U.S. Government agency securities	$2,171	$—	$2,171	$—
Municipal securities	12,423	—	12,423	—
Mortgage-backed securities	18,509	—	18,509	—

Total	$33,103	$—	$33,103	$—

During the three months ended June 30, 2017 and 2016, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows:

	At June 30, 2017
	Amortized Cost	Fair Value
(in thousands)
Due in one to five years	$2,338	$2,328
Due in five to ten years	8,671	8,807
Due after 10 years	2,809	2,765
Mortgage-backed securities	29,888	29,770

Total	$43,706	$43,670

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

(in thousands)	At June 30, 2017	At December 31, 2016
Real estate mortgage loans:
Commercial	$70,708	$65,805
Residential and home equity	94,100	88,883
Construction	27,275	19,991

Total real estate mortgage loans	192,083	174,679
Commercial loans	47,698	46,340
Consumer and other loans	4,936	4,275

Total loans	244,717	225,294
Add (deduct):
Net deferred loan costs	460	350
Allowance for loan losses	(3,028)	(2,876)

Loans, net	$242,149	$222,768

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
Three-Month Period Ended June 30, 2017
Beginning balance	$767	$1,086	$293	$704	$58	$2,908
Provision for loan losses	44	22	45	6	3	120
Net (charge-offs) recoveries	—	—	—	2	(2)	—

Ending balance	$811	$1,108	$338	$712	$59	$3,028

Three-Month Period Ended June 30, 2016
Beginning balance	$701	$908	$248	$690	$58	$2,605
Provision (credit) for loan losses	63	109	(5)	(4)	7	170
Net (charge-offs) recoveries	—	—	—	—	—	—

Ending balance	$764	$1,017	$243	$686	$65	$2,775

Six-Month Period Ended June 30, 2017
Beginning balance	$775	$1,074	$258	$714	$55	$2,876
Provision (credit) for loan losses	36	34	80	(4)	9	155
Net (charge-offs) recoveries	—	—	—	2	(5)	(3)

Ending balance	$811	$1,108	$338	$712	$59	$3,028

Six-Month Period Ended June 30, 2016
Beginning balance	$707	$868	$246	$596	$56	$2,473
Provision (credit) for loan losses	57	149	(3)	90	11	304
Net (charge-offs) recoveries	—	—	—	—	(2)	(2)

Ending balance	$764	$1,017	$243	$686	$65	$2,775

At June 30, 2017
Individually evaluated for impairment:
Recorded investment	$—	$—	$74	$63	$—	$137

Balance in allowance for loan losses	$—	$—	$—	$63	$—	$63

Collectively evaluated for impairment:
Recorded investment	$70,708	$94,100	$27,201	$47,635	$4,936	$244,580

Balance in allowance for loan losses	$811	$1,108	$338	$649	$59	$2,965

At December 31, 2016
Individually evaluated for impairment:
Recorded investment	$—	$662	$73	$76	$—	$811

Balance in allowance for loan losses	$—	$—	$—	$76	$—	$76

Collectively evaluated for impairment:
Recorded investment	$65,805	$88,221	$19,918	$46,264	$4,275	$224,483

Balance in allowance for loan losses	$775	$1,074	$258	$638	$55	$2,800

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Commercial Loans. The Bank offers a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and U.S. Small Business Administration (SBA) loans. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. The Bank currently offers SBA 504 and SBA 7A loans. SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower’s creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions.

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
At June 30,, 2017
Grade:
Pass	$66,215	$90,922	$26,768	$46,084	$4,908	$234,897
Special mention	4,493	2,390	298	1,131	28	8,340
Substandard	—	788	209	483	—	1,480
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$70,708	$94,100	$27,275	$47,698	$4,936	$244,717

At December 31, 2016
Grade:
Pass	$61,734	$84,695	$19,485	$45,623	$4,227	$215,764
Special mention	4,071	3,152	333	250	46	7,852
Substandard	—	1,036	173	467	2	1,678
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$65,805	$88,883	$19,991	$46,340	$4,275	$225,294

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

At June 30, 2017, there were two nonaccrual loans, totaling $137,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past-due loans is as follows:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
(in thousands)
At June 30, 2017:
Real estate mortgage loans:
Commercial	$—	$—	$—	$—	$70,708	$—	$70,708
Residential and home equity	—	—	—	—	94,100	—	94,100
Construction	—	—	—	—	27,201	74	27,275
Commercial loans	—	—	—	—	47,635	63	47,698
Consumer and other loans	—	—	—	—	4,936	—	4,936

Total	$—	$—	$—	$—	$244,580	$137	$244,717

At December 31, 2016:
Real estate mortgage loans:
Commercial	$—	$—	$—	$—	$65,805	$—	$65,805
Residential and home equity	371	—	—	371	87,850	662	88,883
Construction	—	—	—	—	19,918	73	19,991
Commercial loans	—	—	—	—	46,264	76	46,340
Consumer and other loans	—	—	—	—	4,275	—	4,275

Total	$371	$—	$—	$371	$224,112	$811	$225,294

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related Allowance Recorded		With an Allowance Recorded			Total
(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At June 30, 2017:
Construction loans	$74	$74	$—	$—	$—	$74	$74	$—
Commercial loans	—	—	63	63	63	63	63	63

Total	$74	$74	$63	$63	$63	$137	$137	$63

At December 31, 2016:
Residential and home equity	$662	$662	$—	$—	$—	$662	$662	$—
Construction loans	73	73	—	—	—	73	73	—
Commercial loans	—	—	76	76	76	76	76	76

Total	$735	$735	$76	$76	$76	$811	$811	$76

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended June 30,
	2017			2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential and home equity	$481	$22	$27	$4	$—	$—
Construction	74	—	—	—	—	—
Commercial loans	67	—	1	111	2	2
Consumer	—	—	—	7	—	—

Total	$622	$22	$28	$122	$2	$2

	Six Months Ended June 30,
	2017			2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential and home equity	$562	$22	$28	$2	$—	$—
Construction	74	—	—	—	—	—
Commercial loans	69	—	1	128	2	3
Consumer	—	—	—	7	—	—

Total	$705	$22	$29	$137	$2	$3

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

There were no collateral dependent loans measured at fair value on a nonrecurring basis at June 30, 2017 or June 30, 2016.

The following is a summary of loans determined to be troubled debt restructurings (“TDR”) during the six months ended June 30, 2017 and June 30, 2016.

	Six Months Ended June 30,
	2017			2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings -
Residential and home equity:
Modified interest rate and amortization	1	$167	$167	$—	$—	$—

Total	1	$167	$167	$—	$—	$—

(4)	Regulatory Capital

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive income (loss) from regulatory capital. Beginning January 1, 2016, the Bank became subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2017, the Bank’s capital conservation buffer exceeds the minimum requirement designated for June 30, 2017 of 1.25%. The required buffer is to be phased in over three years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2017 that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2017, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2017
Tier 1 Leverage Capital	$31,450	9.67%	$13,004	4.00%	$16,255	$5.00
Common Equity Tier 1 Risk-based Capital	31,450	12.61	11,223	4.50	16,211	6.50
Tier 1 Risk-based Capital	31,450	12.61	14,964	6.00	19,952	8.00
Total Risk-based Capital	34,478	13.82	19,952	8.00	24,940	10.00

As of December 31, 2016
Tier 1 Leverage Capital	25,994	8.73	11,906	4.00	14,883	5.00
Common Equity Tier 1 Risk-based Capital	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Risk-based Capital	25,994	11.70	13,326	6.00	17,769	8.00
Total Risk-based Capital	28,772	12.95	17,769	8.00	22,211	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2017 and 2016, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2017			2016
(dollars in thousands, except per share amounts)	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ending June 30:
Basic EPS:
Net earnings	$765	2,589,921	$0.30	$582	1,978,907	$0.29
Effect of dilutive securities-Incremental shares from assumed conversion of options		2,977			3,519

Diluted EPS:
Net earnings	$765	2,592,898	$0.30	$582	1,982,426	$0.29

Six Months Ending June 30:
Basic EPS:
Net earnings	$1,301	2,299,508	$0.57	$964	1,977,440	$0.49
Effect of dilutive securities-Incremental shares from assumed conversion of options		6,261			6,803

Diluted EPS:
Net earnings	$1,301	2,305,769	$0.57	$964	1,984,243	$0.49

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by the Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grant the Company’s key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of June 30, 2017, 11,540 stock options have been granted under the 2015 Plan. At June 30, 2017, 453,202 options are available for grant.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	—	—
Granted	11,540	$17.03

Outstanding at June 30, 2017	11,540	$17.03	4.59 years	$4,000

Exercisable at June 30, 2017	11,540	$17.03	4.59 years	$4,000

The fair value of shares vested and recognized as compensation expense was $15,000 for the three and six months ended June 30, 2017. There was no share based compensation expense during the three and six months ended June 30, 2016. There was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan.

The fair value of each option granted during the six months ended June 30, 2017 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	1.48%
Expected dividend yield	0.40%
Expected stock volatility	8.54%
Expected life in years	3.00
Per share fair value of options issued during period	$1.26

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

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	75,500	$10.19
Options exercised	(3,300)	12.27
Options forfeited	(7,500)	10.00

Outstanding at June 30, 2016	64,700	$10.11

Outstanding at December 31, 2016	42,200	$10.16
Options exercised	(500)	10.00
Options forfeited	(200)	10.00

Outstanding at June 30, 2017	41,500	$10.16	1.91 years	$301,000

Exercisable at June 30, 2017	41,000	$10.16	1.87 years	$297,000

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended June 30, 2017 and 2016, our directors received 892 and 1,073 shares of common stock, in lieu of $16,000 and $15,000, respectively, in cash fees, under the Directors’ Plan. For the six months ended June 30, 2017 and 2016, our directors received 2,165 and 1,843 shares of common stock, in lieu of $35,000 and $25,000, respectively, in cash fees under the Directors’ Plan. At June 30, 2017, 59,849 shares remained available for grant.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $24.1 million at June 30, 2017. At June 30, 2017 and December 31, 2016, the Company had no outstanding loans under this line.

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows:

		At June 30, 2017		At December 31, 2016
(in thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$40,789	$40,789	$36,165	$36,165
Securities available for sale	2	43,670	43,670	33,103	33,103
Loans held for sale	3	3,803	3,888	3,291	3,500
Loans, net	3	242,149	239,532	222,768	221,320
Federal Home Loan Bank stock	3	274	274	220	220
Accrued interest receivable	3	818	818	798	798
Bank-owned life insurance	3	1,734	1,734	1,711	1,711

Financial liabilities-
Deposits	3	292,213	292,373	275,347	275,433
Off Balance Sheet Items	3	—	—	—	—

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $606,000 at June 30, 2017.

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

In 2016, the Company entered into an agreement with another bank. This agreement references an interest rate swap that was transacted between the other bank and its loan client (the “Counterparty”). Should the Counterparty default on its obligations under the interest rate swap agreement with the other bank, then the Company would be liable for 13.208% of all swap liabilities. The maximum potential credit exposure under this contract at June 30, 2017 is $73,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, continued

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At June 30, 2017
(in thousands)
Commitments to extend credit	$8,556

Construction loans in process	$11,717

Unused lines of credit	$37,956

Standby letters of credit	$1,676

Guaranteed accounts	$903

(10)	Public Stock Offering

During the second quarter of 2017, the Company completed a public offering of 1,090,908 shares of the Company’s common stock at a price to the public of $16.50 per share for net proceeds to the Company of approximately $17.0 million. The Company plans to use the net proceeds to fund general corporate purposes, including maintaining liquidity and continuing support of the bank. Net proceeds may also be used for branching or acquisition opportunities in the North Florida, South Georgia, and South Alabama markets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2016. Results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016
Average equity as a percentage of average assets	10.20%	9.47%	9.72%
Equity to total assets at end of period	13.40	8.91	9.64
Return on average assets(1)	0.82	0.81	0.73
Return on average equity(1)	8.07	8.51	7.56
Noninterest expense to average assets(1)	2.80	2.80	2.82
Nonperforming loans to total loans at end of period	0.06	0.36	0.20

(1)	Annualized for the six months ended June 30, 2017 and June 30, 2016

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in preparation of the Condensed Consolidated Financial Statements as of June 30, 2017, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

FINANCIAL CONDITION

Average assets totaled $325.0 million for the three months ended June 30, 2017 and $316.1 million for the six months ended June 30, 2017, an increase of $56.3 million, or 21.0%, and $53.7 million, or 20.5%, over the comparable periods in 2016. The increase in 2017 can be primarily attributed to higher average loan balances and the additional capital raised during the second quarter which was temporarily invested in federal funds sold.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At June 30, 2017, our available for sale investment portfolio included U.S. Treasury notes, municipal securities, and mortgage-backed securities and had a fair market value of $43.7 million and an amortized cost value of $43.7 million. At June 30, 2017 and December 31, 2016, our investment securities portfolio represented approximately 12.9% and 10.9% of our total assets, respectively. The average yield on the average balance of investment securities for the three and six months ended June 30, 2017 was 2.28% and 2.29%, respectively, compared to 1.99% and 2.06% for the comparable periods in 2016.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans. Our goal is to maintain a high quality portfolio of loans through sound underwriting and lending practices. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Our loans are priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

The Company’s net loan portfolio has increased $19.4 million, or 8.7% from December 31, 2016. Loan growth occurred across all categories during the first half of 2017. In total, approximately 78.5% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at June 30, 2017, compared to 77.5% at December 31, 2016.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with GAAP. Two loans totaling $137,000 were deemed to be impaired under the Bank’s policy at June 30, 2017, compared to four loans totaling $811,000 at December 31, 2016. The Bank’s nonperforming assets represented 0.04% of total assets at June 30, 2017, compared to 0.27% at December 31, 2016.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $3.0 million or 1.24% of total loans, at June 30, 2017, is adequate to cover losses inherent in the loan portfolio. One impaired loan carried a reserve of $63,000 at June 30, 2017 and $76,000 at December 31, 2016. Other impaired loans did not require specific reserves at June 30, 2017 or December 31, 2016, since collateral values less the estimated costs to sell were higher than carrying values.

Deposits. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Total deposits at June 30, 2017 were $292.2 million, an increase of $16.9 million, or 6.1%, from December 31, 2016, with the majority of growth coming from non-interest-bearing accounts. The average balance of non-interest-bearing deposits accounted for 25.0% of the average balance of total deposits for the three months ended June 30, 2017, compared to 23.5% for the three months ended June 30, 2016. The average balance of non-interest-bearing deposits accounted for 24.2% of the average balance of total deposits for the six months ended June 30, 2017, compared to 22.9 % for the six months ended June 30, 2016.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of June 30, 2017, to borrow up to $24.1 million. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $16.3 million at June 30, 2017. There were no loans outstanding under any of these lines at June 30, 2017.

RESULTS OF OPERATIONS

Net interest income constitutes the principal source of income for the Bank and results from the excess of interest income on interest earning assets over interest expense on interest bearing liabilities. The principal interest earning assets are investment securities and loans receivable. Interest bearing liabilities primarily consist of time deposits, interest bearing checking accounts, savings deposits, money-market accounts, and other borrowings. Funds attracted by these interest-bearing liabilities are invested in interest earning assets. Accordingly, net interest income depends upon the volume of average interest earning assets and average interest-bearing liabilities as well as the interest rates earned or paid on these assets and liabilities. The following tables set forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields.

As shown in the following table, a change in the interest earning asset mix led to a decrease in the average yield of interest earning assets. This, in combination with higher deposit funding costs, resulted in a decrease in the interest-rate spread and net interest margin for the three and six months ended June 30, 2017 when compared to the same periods a year ago.

	For the Three Months Ended June 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Rate	Average Balance	Interest and Dividends	Yield/ Rate
Interest earning assets:
Loans(1)	$235,661	$2,798	4.75%	$206,343	$2,409	4.67%
Mortgage loans held for sale	3,232	40	4.95	3,205	38	4.74
Securities	43,505	248	2.28	36,526	182	1.99
Other(2)	30,867	88	1.14	13,432	23	0.68

Total interest earning assets	313,265	$3,174	4.05	259,506	$2,652	4.09

Non-interest earning assets	11,729			9,183

	$324,994			$268,689

Interest bearing liabilities:
Savings, NOW and money-market deposits	$193,774	$220	0.45%	$164,354	$175	0.43%
Time deposits	20,989	36	0.69	20,688	26	0.50

Total interest bearing deposits	214,763	256	0.48	185,042	201	0.43
Other borrowings	—	—		77	—

Total interest bearing liabilities	214,763	$256	0.48	185,119	$201	0.43

Non-interest bearing deposits	71,665			56,692
Non-interest bearing liabilities	1,337			1,147
Stockholders’ equity	37,229			25,731

Total liabilities and stockholders’ equity	$324,994			$268,689

Net earning assets	$98,502			$74,387

Net interest income		$2,918			$2,451

Interest rate spread			3.57%			3.66%
Net interest margin(3)			3.73%			3.78%
Ratio of interest earning assets to average interest bearing liabilities	145.87%			140.18%

(1)	Includes nonaccrual loans
(2)	Other interest earning assets include federal funds sold, interest bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest earning assets, annualized

	For the Six Months Ended June 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Rate	Average Balance	Interest and Dividends	Yield/ Rate
Interest earning assets:
Loans(1)	$231,426	$5,406	4.67%	$199,973	$4,669	4.67%
Mortgage loans held for sale	2,752	67	4.87	2,506	52	4.15
Securities	39,847	457	2.29	37,147	382	2.06
Other(2)	30,637	157	1.02	13,613	48	0.71

Total interest earning assets	304,662	$6,087	4.00	253,239	$5,151	4.07

Non-interest earning assets	11,460			9,135

Total assets	$316,122			$262,374

Interest bearing liabilities:
Savings, NOW and money-market deposits	$194,184	$437	0.45%	$160,910	$348	0.43%
Time deposits	20,131	66	0.66	20,773	45	0.43

Deposits	214,315	503	0.47	181,683	393	0.43
Other borrowings	—	—		38	—

Total interest bearing liabilities	214,315	$503	0.47	181,721	$393	0.43

Non-interest bearing deposits	68,264			53,869
Non-interest bearing liabilities	1,283			1,285
Stockholders’ equity	32,260			25,499

Total liabilities and stockholders’ equity	$316,122			$262,374

Net earning assets	$90,347			$71,518

Net interest income		$5,584			$4,758

Interest rate spread			3.53%			3.64%
Net interest margin(3)			3.67%			3.76%
Ratio of interest earning assets to average interest bearing liabilities	142.16%			139.36%

(1)	Includes nonaccrual loans
(2)	Other interest earning assets include federal funds sold, interest bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest earning assets, annualized

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Net Earnings. For the three months ended June 30, 2017, the Company reported net earnings of $765,000, or $0.30 per basic and diluted share, compared to net earnings of $582,000, or $0.29 per basic and diluted share, for the three months ended June 30, 2016.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest earning assets such as loans and securities, and interest expense on interest bearing liabilities such as deposits. Net interest income was $2.9 million for the three months ended June 30, 2017, compared to $2.5 million for the three months ended June 30, 2016.

Interest Income. Total interest income increased to $3.2 million for the three months ended June 30, 2017, a $522,000 or 19.7%, increase over the three months ended June 30, 2016. The increase was driven by an increase in average loans. Average loan balances have grown from $206.3 million for the quarter ended June 30, 2016 to $235.7 million for the quarter ended June 30, 2017. The average yield on loans also increased from 4.67% during the second quarter of 2016 to 4.75% during the second quarter of 2017, mainly due to an increase in market interest rates. Increased income on both securities and other interest earning assets also contributed to the growth in total interest income as both average balances and yields increased. Average securities increased 19.1% year over year, while the average yield increased 29 basis points to 2.28%. The average balance of other interest earning assets also increased year over year. Funds raised during our most recent public stock offering were invested in federal funds sold and accounted for the majority of the $17.4 million increase. Additionally, the Company benefitted from an increase in the federal funds rate in mid-June.

Interest Expense. Interest expense was $256,000 for the three months ended June 30, 2017, compared to $201,000 for the three months ended June 30, 2016. The $55,000, or 27.4%, increase can be attributed to higher average balances of interest bearing deposits and higher average rates paid on deposits. Year-over-year, average interest bearing deposits have increased 16.1%, or $29.7 million, to $214.8 million.

Net Interest Margin. The net interest margin was 3.73% for the quarter ended June 30, 2017, compared to 3.78% for the same period in 2016. Despite higher yields across all categories of interest earnings assets, a change in the interest earnings assets mix led to the overall decline in yield.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended June 30, 2017 was $120,000, compared to $170,000 for the three months ended June 30, 2016. The lower provision reflects changes in the qualitative factors used by the Company in determining its provision, as both the Company and its peers have experienced improved asset quality trends in recent periods. Management believes that the allowance for loan losses, which was $3.0 million or 1.24% of total loans, at June 30, 2017, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Non-interest income. Non-interest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance and any gains on the sale of securities available for sale. Non-interest income for the three months ended June 30, 2017 totaled $598,000 an increase of $148,000, or 32.9%, from the three months ended June 30, 2016. The increase was primarily driven by an 84.5%, or $191,000, increase in mortgage banking revenue. More accounts and higher usage led to increases in service charges and fees on deposit accounts, credit card and debit card income, and ATM fees, which also contributed to the increase in non-interest income. These gains were partially offset by an absence of gain on sale of securities for the three-month period ended June 30, 2017, when compared to the same period in 2016.

Non-interest expense. Non-interest expense increased $393,000, or 21.5%, for the quarter compared to the same period a year ago. With the exception of professional fees, non-interest expenses were up across all categories. Salaries, mortgage banking commissions and employee benefits were the primary expense drivers as the Bank continues to increase its employee base. Full-time equivalent employees increased from 56 at June 30, 2016 to 68 at June 30, 2017.

Income Taxes. Income taxes are based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $412,000 for the three months ended June 30, 2017, compared to income taxes of $323,000 for the three months ended June 30, 2016. The higher provision relates to earnings before income taxes of $1.2 million for the three months ended June 30, 2017 compared to earnings before income taxes of $905,000 for the three months ended June 30, 2016.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

Net Earnings. For the six months ended June 30, 2017, the Company reported net earnings of $1.3 million, or $0.57 per basic and diluted share, compared to net earnings of $964,000, or $0.49 per basic and diluted share, for the six months ended June 30, 2016.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest earning assets such as loans and securities, and interest expense on interest bearing liabilities such as deposits and borrowings. Net interest income was $5.6 million for the six months ended June 30, 2017, compared to $4.8 million for the six months ended June 30, 2016.

Interest Income. Total interest income increased to $6.1 million for the six months ended June 30, 2017, a $936,000 or 18.2%, increase over the six months ended June 30, 2016. The increase was driven by an increase in average loans from $200.0 million for the six months ended June 30, 2016 to $231.4 million for the six months ended June 30, 2017. Higher interest income on both securities and other interest earning assets also contributed to the overall gain as both average balances and yields increased. Average securities increased 7.3% year over year, while the average yield increased 23 basis points to 2.29%. The average balance of other interest earning assets also increased year over year. Funds raised during our most recent public stock offering were invested in federal funds sold and accounted for the majority of the $17.0 million increase. Additionally, the Company benefitted from an increase in the federal funds rate in mid-June.

Interest Expense. Compared to the same period a year ago, interest expense increased 28.0%, or $110,000, for the six months ended June 30, 2017. The increase can be attributed to higher average balances of interest bearing deposits as well as higher average rates paid on deposits. For the six months ended June 30, 2017, the average balance of interest bearing deposits increased 18.0% to $214.3 million while the average rate paid on deposits increased 4 basis points to 0.47%.

Net Interest Margin. The net interest margin was 3.67% for the six months ended June 30, 2017, compared to 3.76% for the same period in 2016. Despite increased yields across all categories of interest earning assets, a change in the interest earnings assets mix led to the lower overall yield as funds raised in the second quarter capital offering were temporarily invested in lower yielding federal funds sold until future deployment.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the six months ended June 30, 2017 was $155,000, compared to $304,000 for the six months ended June 30, 2016. The lower provision reflects changes in the qualitative factors used by the Company in determining its provision, as both the Company and its peers have experienced improved asset quality trends in recent periods.

Management believes that the allowance for loan losses, which was $3.0 million or 1.24% of total loans, at June 30, 2017, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Non-interest income. Non-interest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance and any gains on the sale of securities available for sale. Non-interest income for the six months ended June 30, 2017 totaled $1.0 million, an increase of $280,000, or 37.8%, from the six months ended June 30, 2016. The increase was primarily driven by a 77.2%, or $291,000, increase in mortgage banking revenue. Increased service charges and fees on deposit accounts, credit card and debit card income, and ATM fees also contributed to growth in non-interest income for the first six months of 2017 when compared to the same period a year ago.

Non-interest expense. Non-interest expense increased $723,000 or 19.5%, to $4.4 million for the six months ended June 30, 2017 compared to the same period a year ago. The increase is mostly attributed to higher salaries, mortgage banking commissions, and employee benefits as the Bank continues to increase its employee base. Full-time equivalent employees grew from 56 at June 30, 2016 to 68 at June 30, 2017

Income Taxes. Income taxes are based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $721,000 for the six months ended June 30, 2017, compared to income taxes of $526,000 for the six months ended June 30, 2016. The higher provision relates to earnings before income taxes of $2.0 million for the six months ended June 30, 2017 compared to earnings before income taxes of $1.5 million for the six months ended June 30, 2016.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities. Our primary liquid assets accounted for 24.9% and 22.8% of total assets at June 30, 2017 and December 31, 2016, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At June 30, 2017, the Bank had access to approximately $24.1 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $16.3 million in unsecured lines of credit maintained with correspondent banks. As of June 30, 2017, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $9.3 million at June 30, 2017.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and large deposits. At June 30, 2017, total deposits were $292.2 million, of which $8.2 million was in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $45.5 million at June 30, 2017, compared to $27.1 million at December 31, 2016. During the first quarter of 2017, the Board of Directors declared and PMHG paid an annual dividend of $0.07 per share of common stock. During the second quarter of 2017, the Company completed a public stock offering which netted the Company approximately $17 million in additional capital to be used for general corporate purposes, maintaining liquidity and expansionary activities.

At June 30, 2017, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.67% Tier 1 Leverage Capital Ratio, a 12.61% Equity Tier 1 Risk-Based Capital Ratio, a 12.61% Tier I Risk-Based Capital Ratio, and a 13.82% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well-capitalized.”

The following is a summary at June 30, 2017 and December 31, 2016 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2017
Tier 1 Leverage Capital	$31,450	9.67%	$13,004	4.00%	$16,255	$5.00
Common Equity Tier 1 Risk-based Capital	31,450	12.61	11,223	4.50	16,211	6.50
Tier 1 Risk-based Capital	31,450	12.61	14,964	6.00	19,952	8.00
Total Risk-based Capital	34,478	13.82	19,952	8.00	24,940	10.00

As of December 31, 2016
Tier 1 Leverage Capital	25,994	8.73	11,906	4.00	14,883	5.00
Common Equity Tier 1 Risk-based Capital	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Risk-based Capital	25,994	11.70	13,326	6.00	17,769	8.00
Total Risk-based Capital	28,772	12.95	17,769	8.00	22,211	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $1 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending June  30, 2017 for a discussion of off-balance sheet arrangements

Item  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2017, the Company issued 892 shares to members of its Board of Directors in lieu of $15,964 in cash fees. During the second quarter, PMHG issued 300 shares to officers and directors who exercised stock options and paid $3,000 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

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

PRIME MERIDIAN HOLDING COMPANY

August 10, 2017
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

August 10, 2017
	By:	/s/ R. Randy Guemple

Date		R. Randy Guemple
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer