Form 10-Q
period 2017-09-30
Prime Meridian Holding Co
filed 2017-11-09
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2017: 3,102,127

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$8,930	$4,817
Federal funds sold	19,865	25,963
Interest bearing deposits	5,528	5,385

Total cash and cash equivalents	34,323	36,165
Securities available for sale	48,744	33,103
Loans held for sale	7,459	3,291
Loans, net of allowance for loan losses of $3,072 and $2,876	245,160	222,768
Federal Home Loan Bank stock	316	220
Premises and equipment, net	4,935	4,929
Accrued interest receivable	875	798
Bank owned life insurance	1,746	1,711
Other assets	983	956

Total assets	$344,541	$303,941

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing demand deposits	$70,704	$61,856
Savings, NOW and money-market deposits	203,131	192,768
Time deposits	22,879	20,723

Total deposits	296,714	275,347
Official checks	566	632
Other liabilities	934	880

Total liabilities	298,214	276,859

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 3,101,319 and 2,004,707 issued and outstanding	31	20
Additional paid-in capital	37,770	20,732
Retained earnings	8,546	6,563
Accumulated other comprehensive loss	(20)	(233)

Total stockholders’ equity	46,327	27,082

Total liabilities and stockholders’ equity	$344,541	$303,941

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Interest income:
Loans	$3,025	$2,573	$8,498	$7,294
Securities	252	156	709	538
Other	114	26	271	74

Total interest income	3,391	2,755	9,478	7,906

Interest expense:
Deposits	326	205	829	598
Other borrowings	—	1	—	1

Total interest expense	326	206	829	599

Net interest income	3,065	2,549	8,649	7,307
Provision for loan losses	32	108	187	412

Net interest income after provision for loan losses	3,033	2,441	8,462	6,895

Non-interest income:
Service charges and fees on deposit accounts	80	74	241	174
Mortgage banking revenue	275	260	943	637
Income from bank owned life insurance	12	12	35	37
(Loss) gain on sale of securities available for sale	—	—	(1)	102
Other income	88	69	258	206

Total non-interest income	455	415	1,476	1,156

Non-interest expense:
Salaries and employee benefits	1,248	1,062	3,734	3,006
Occupancy and equipment	247	209	727	624
Professional fees	90	81	235	285
Advertising	129	94	440	361
FDIC assessment	35	36	123	102
Software maintenance, amortization and other	132	125	394	375
Other	321	304	977	863

Total non-interest expense	2,202	1,911	6,630	5,616

Earnings before income taxes	1,286	945	3,308	2,435
Income taxes	464	335	1,185	861

Net earnings	$822	$610	$2,123	$1,574

Earnings per common share:
Basic	$0.26	$0.31	$0.83	$0.79
Diluted	0.26	0.31	0.83	0.79
Cash dividends per common share(1)	—	—	0.07	0.05

(1)	Annual cash dividends were paid during the first quarters of 2016 and 2017

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net earnings	$822	$610	$2,123	$1,574
Other comprehensive income (loss):
Change in unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	5	(64)	338	593
Reclassification adjustment for realized loss (gain)	—	—	1	(102)

Net change in unrealized (loss) gain	5	(64)	339	491
Deferred income (taxes) benefit on above change	(2)	24	(126)	(181)

Total other comprehensive income (loss)	3	(40)	213	310

Comprehensive income	$825	$570	$2,336	$1,884

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2017 and 2016

					Accumulated
					Other
					Compre-
			Additional		hensive	Total
	Common Stock		Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
(in thousands)
Balance at December 31, 2015	1,975,329	$20	$20,415	$4,442	$56	$24,933
Net earnings for the nine months ended September 30, 2016 (unaudited)	—	—	—	1,574	—	1,574
Dividends paid (unaudited)	—	—	—	(99)	—	(99)
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	—	—	—	—	310	310
Stock options exercised (unaudited)	7,500	—	82	—	—	82
Common stock issued as compensation to directors (unaudited)	2,857	—	40	—	—	40
Stock based compensation (unaudited)	—	—	1	—	—	1

Balance at September 30, 2016 (unaudited)	1,985,686	$20	$20,538	$5,917	$366	$26,841

Balance at December 31, 2016	2,004,707	$20	$20,732	$6,563	$(233)	$27,082

Net earnings for the nine months ended September 30, 2017 (unaudited)	—	—	—	2,123	—	2,123
Dividends paid (unaudited)	—	—	—	(140)	—	(140)
Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	—	—	—	—	213	213
Stock options exercised (unaudited)	2,600	—	26	—	—	26
Common stock issued as compensation to directors (unaudited)	3,104	—	51	—	—	51
Sale of common stock (unaudited) net of stock offering costs of $1,043	1,090,908	11	16,946	—	—	16,957
Stock based compensation (unaudited)	—	—	15	—	—	15

Balance at September 30, 2017 (unaudited)	3,101,319	$31	$37,770	$8,546	$(20)	$46,327

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net earnings	$2,123	$1,574
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	390	395
Provision for loan losses	187	412
Net amortization of deferred loan fees	(118)	(1)
Loss (gain) on sale of securities available for sale	1	(102)
Amortization of premiums and discounts on securities available for sale	310	332
Gain on sale of loans held for sale	(822)	(558)
Proceeds from the sale of loans held for sale	48,919	33,268
Loans originated as held for sale	(52,265)	(33,513)
Stock issued as compensation	51	40
Stock based compensation expense	15	1
Income from bank owned life insurance	(35)	(37)
Net increase in accrued interest receivable	(77)	(13)
Net (increase) decrease in other assets	(153)	205
Net (decrease) increase in other liabilities and official checks	(12)	429

Net cash (used in) provided by operating activities	(1,486)	2,432

Cash flows from investing activities:
Loan originations, net of principal repayments	(22,461)	(36,103)
Purchase of securities available for sale	(20,510)	(10,416)
Principal repayments of securities available for sale	4,099	6,488
Proceeds from sale of securities available for sale	750	8,248
Maturities and calls of securities available for sale	48	1,290
Purchase of Federal Home Loan Bank stock	(96)	(31)
Purchase of premises and equipment	(396)	(826)

Net cash used in investing activities	(38,566)	(31,350)

Cash flows from financing activities:
Net increase in deposits	21,367	43,583
Proceeds from stock options exercised	26	82
Proceeds from sale of common stock, net	16,957	—
Common stock dividends paid	(140)	(99)

Net cash provided by financing activities	38,210	43,566

Net (decrease) increase in cash and cash equivalents	(1,842)	14,648
Cash and cash equivalents at beginning of period	36,165	8,429

Cash and cash equivalents at end of period	$34,323	$23,077

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$827	$525

Income taxes	$1,223	$670

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized (loss) gain on securities available for sale, net of taxes	$213	$310

See Accompanying Notes to Condensed Consolidated Financial Statements.

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

The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s financial position and results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income (loss) is the net change in the unrealized gain (loss) on the securities available for sale.

Stock Based Compensation. The Company expenses the fair value of stock options granted. The Company recognizes stock option compensation in the condensed consolidated statement of earnings as the options vest.

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

Recent Accounting Standards Update. In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company’s other deferred tax assets. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements. Early adoption is permitted.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The effect of the ASU on the Company’s condensed consolidated financial statements was not significant.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the condensed consolidated financial statements, but it is not expected to have a material impact.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities”, to amend the amortization period for certain purchased callable debt securities held at a premium. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update require the premium to be amortized to the earliest call date. No accounting change is required for securities held at a discount. For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has adhered to this practice since its inception.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
At September 30, 2017
U.S. Government agency securities	$1,252	$5	$(1)	$1,256
Municipal securities	12,408	170	(68)	12,510
Mortgage-backed securities	35,115	52	(189)	34,978

Total	$48,775	$227	$(258)	$48,744

At December 31, 2016
U.S. Government agency securities	$2,186	$2	$(17)	$2,171
Municipal securities	12,614	91	(282)	12,423
Mortgage-backed securities	18,673	36	(200)	18,509

Total	$33,473	$129	$(499)	$33,103

The following table summarizes the sale of securities available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Proceeds from sale of securities	$—	$—	$750	$8,248
Gross gains	—	—	—	102
Gross losses	—	—	(1)	—

Net (loss) gain on sale of securities	$—	$—	$(1)	$102

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(in thousands)
At September 30, 2017
Securities Available for Sale
U.S. Government agency securities	$(1)	$701	$—	$—
Municipal securities	(42)	2,695	(26)	898
Mortgage-backed securities	(181)	21,573	(8)	374

Total	$(224)	$24,969	$(34)	$1,272

At December 31, 2016
Securities Available for Sale
U.S. Government agency securities	$(17)	$1,529	$—	$—
Municipal securities	(282)	6,111	—	—
Mortgage-backed securities	(191)	12,709	(9)	501

Total	$(490)	$20,349	$(9)	$501

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at September 30, 2017 and December 31, 2016 on twenty-three and twenty-four securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
At September 30, 2017
U.S. Government agency securities	$1,256	$—	$1,256	$—
Municipal securities	12,510	—	12,510	—
Mortgage-backed securities	34,978	—	34,978	—

Total	$48,744	$—	$48,744	$—

At December 31, 2016
U.S. Government agency securities	$2,171	$—	$2,171	$—
Municipal securities	12,423	—	12,423	—
Mortgage-backed securities	18,509	—	18,509	—

Total	$33,103	$—	$33,103	$—

During the three and nine months ended September 30, 2017 and 2016, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows:

	At September 30, 2017
	Amortized Cost	Fair Value
(in thousands)
Due in one to five years	$2,976	$2,959
Due in five to ten years	7,899	8,048
Due after ten years	2,785	2,759
Mortgage-backed securities	35,115	34,978

Total	$48,775	$48,744

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

(in thousands)	At September 30, 2017	At December 31, 2016
Real estate mortgage loans:
Commercial	$77,084	$65,805
Residential and home equity	94,145	88,883
Construction	23,366	19,991

Total real estate mortgage loans	194,595	174,679
Commercial loans	46,193	46,340
Consumer and other loans	6,976	4,275

Total loans	247,764	225,294
Add (deduct):
Net deferred loan costs	468	350
Allowance for loan losses	(3,072)	(2,876)

Loans, net	$245,160	$222,768

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
Three-Month Period Ended September 30, 2017
Beginning balance	$811	$1,108	$338	$712	$59	$3,028
Provision (credit) for loan losses	49	(18)	(51)	28	24	32
Net (charge-offs) recoveries	—	—	—	12	—	12

Ending balance	$860	$1,090	$287	$752	$83	$3,072

Three-Month Period Ended September 30, 2016
Beginning balance	$764	$1,017	$243	$686	$65	$2,775
Provision (credit) for loan losses	11	28	32	40	(3)	108
Net (charge-offs) recoveries	—	—	—	(17)	(3)	(20)

Ending balance	$775	$1,045	$275	$709	$59	$2,863

Nine-Month Period Ended September 30, 2017
Beginning balance	$775	$1,074	$258	$714	$55	$2,876
Provision (credit) for loan losses	85	16	29	24	33	187
Net (charge-offs) recoveries	—	—	—	14	(5)	9

Ending balance	$860	$1,090	$287	$752	$83	$3,072

Nine-Month Period Ended September 30, 2016
Beginning balance	$707	$868	$246	$596	$56	$2,473
Provision (credit) for loan losses	68	177	29	130	8	412
Net (charge-offs) recoveries	—	—	—	(17)	(5)	(22)

Ending balance	$775	$1,045	$275	$709	$59	$2,863

At September 30, 2017
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$137	$—	$137

Balance in allowance for loan losses	$—	$—	$—	$137	$—	$137

Collectively evaluated for impairment:
Recorded investment	$77,084	$94,145	$23,366	$46,056	$6,976	$247,627

Balance in allowance for loan losses	$860	$1,090	$287	$615	$83	$2,935

At December 31, 2016
Individually evaluated for impairment:
Recorded investment	$—	$662	$73	$76	$—	$811

Balance in allowance for loan losses	$—	$—	$—	$76	$—	$76

Collectively evaluated for impairment:
Recorded investment	$65,805	$88,221	$19,918	$46,264	$4,275	$224,483

Balance in allowance for loan losses	$775	$1,074	$258	$638	$55	$2,800

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
At September 30, 2017
Grade:
Pass	$72,027	$91,598	$22,909	$44,549	$6,948	$238,031
Special mention	5,057	2,381	298	1,069	28	8,833
Substandard	—	166	159	575	—	900
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$77,084	$94,145	$23,366	$46,193	$6,976	$247,764

At December 31, 2016
Grade:
Pass	$61,734	$84,695	$19,485	$45,623	$4,227	$215,764
Special mention	4,071	3,152	333	250	46	7,852
Substandard	—	1,036	173	467	2	1,678
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$65,805	$88,883	$19,991	$46,340	$4,275	$225,294

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

At September 30, 2017, there was one nonaccrual loan, totaling $60,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2017:
Real estate mortgage loans:
Commercial	$626	$—	$—	$626	$76,458	$—	$77,084
Residential and home equity	—	—	—	—	94,145	—	94,145
Construction	—	—	—	—	23,366	—	23,366
Commercial loans	—	—	—	—	46,133	60	46,193
Consumer and other loans	—	—	—	—	6,976	—	6,976

Total	$626	$—	$—	$626	$247,078	$60	$247,764

At December 31, 2016:
Real estate mortgage loans:
Commercial	$—	$—	$—	$—	$65,805	$—	$65,805
Residential and home equity	371	—	—	371	87,850	662	88,883
Construction	—	—	—	—	19,918	73	19,991
Commercial loans	—	—	—	—	46,264	76	46,340
Consumer and other loans	—	—	—	—	4,275	—	4,275

Total	$371	$—	$—	$371	$224,112	$811	$225,294

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related Allowance Recorded		With an Allowance Recorded			Total
(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At September 30, 2017:
Commercial loans	$—	$—	$137	$137	$137	$137	$137	$137

Total	$—	$—	$137	$137	$137	$137	$137	$137

At December 31, 2016:
Real estate mortgage loans:
Residential and home equity	$662	$662	$—	$—	$—	$662	$662	$—
Construction loans	73	73	—	—	—	73	73	—
Commercial loans	—	—	76	76	76	76	76	76

Total	$735	$735	$76	$76	$76	$811	$811	$76

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended September 30,
	2017			2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortage loans:
Residential and home equity	$—	$6	$—	$361	$—	$—
Construction	63	1	1	88	—	—
Commercial loans	22	—	—	1	—	—
Consumer	—	—	—	7	—	—

Total	$85	$7	$1	$457	$—	$—

	Nine Months Ended September 30,
	2017			2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
Residential and home equity	$375	$28	$28	$119	$—	$—
Construction	66	1	2	91	—	—
Commercial loans	56	—	—	—	—	—
Consumer	—	—	—	3	—	—

Total	$497	$29	$30	$213	$—	$—

There were no collateral dependent loans measured at fair value on a nonrecurring basis at September 30, 2017 or September 30, 2016.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation.

For the three-month periods ended September 30, 2017 and 2016 and the nine-month period ended September 30, 2016, there were no new loans determined to be TDRs. For the nine-month period ended September 30, 2017, there was one new loan determined to be a TDR.

	Nine Months Ended September 30, 2017
(in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Modification Outstanding Recorded Investment
Troubled Debt Restructurings -
Residential and home equity:
Modified principal	1	$153	$169	$165

Total	1	$153	$169	$165

At September 30, 2017, the Company had $225,000 in loans identified as TDRs.

(4)	Regulatory Capital

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive income (loss) from regulatory capital. Beginning January 1, 2016, the Bank became subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2017, the Bank’s capital conservation buffer exceeds the minimum requirement designated for September 30, 2017 of 1.25%. The required buffer is to be phased in over three years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2017 that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2017, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2017
Tier 1 Leverage Capital	$32,345	9.38%	$13,791	4.00%	$17,238	5.00%
Common Equity Tier 1 Risk-based Capital	32,345	12.76	11,407	4.50	16,477	6.50
Tier 1 Risk-based Capital	32,345	12.76	15,210	6.00	20,280	8.00
Total Risk-based Capital	35,417	13.97	20,280	8.00	25,350	10.00

As of December 31, 2016
Tier 1 Leverage Capital	25,994	8.73	11,906	4.00	14,883	5.00
Common Equity Tier 1 Risk-based Capital	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Risk-based Capital	25,994	11.70	13,326	6.00	17,769	8.00
Total Risk-based Capital	28,772	12.95	17,769	8.00	22,211	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2017 and 2016, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2017			2016
(dollars in thousands, except per share amounts)	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ending September 30:
Basic EPS:
Net earnings	$822	3,100,309	$0.26	$610	1,985,201	$0.31
Effect of dilutive securities-incremental shares from assumed conversion of options		3,235			2,965

Diluted EPS:
Net earnings	$822	3,103,544	$0.26	$610	1,988,166	$0.31

Nine Months Ending September 30:
Basic EPS:
Net earnings	$2,123	2,569,375	$0.83	$1,574	1,980,046	$0.79
Effect of dilutive securities-incremental shares from assumed conversion of options		9,218			9,376

Diluted EPS:
Net earnings	$2,123	2,578,593	$0.83	$1,574	1,989,422	$0.79

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by the Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grant the Company’s key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of September 30, 2017, 11,540 stock options have been granted under the 2015 Plan. At September 30, 2017, 453,658 options are available for grant.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	—	—
Options granted	11,540	$17.03

Outstanding at September 30, 2017	11,540	$17.03	4.34 years	$6,600

Exercisable at September 30, 2017	11,540	$17.03	4.34 years	$6,600

The fair value of shares vested and recognized as compensation expense was $15,000 for the nine months ended September 30, 2017. There was no share based compensation expense during the three months ended September 30, 2017 and the three and nine months ended September 30, 2016. At September 30, 2017, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan.

The fair value of each option granted during the nine months ended September 30, 2017 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	75,500	$10.19
Options exercised	(7,500)	11.00
Options forfeited	(7,500)	10.00

Outstanding at September 30, 2016	60,500	$10.11

Outstanding at December 31, 2016	42,200	$10.16
Options exercised	(2,600)	10.00
Options forfeited	(200)	10.00

Outstanding at September 30, 2017	39,400	$10.17	1.68 years	$293,000

Exercisable at September 30, 2017	38,900	$10.17	1.64 years	$289,000

For the nine months ended September 30, 2017, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan, compared to $1,000 for the nine months ended September 30, 2016. The fair value of shares vested and recognized as compensation expense was $1,000 for the nine months ended September 30, 2016, compared to less than $500 for the nine months ended September 30, 2017. The remaining expense is expected to be recognized by December 31, 2017.

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended September 30, 2017 and 2016, our directors received 939 and 1,014 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $16,000 and $15,000, respectively. For the nine months ended September 30, 2017 and 2016, our directors received 3,104 and 2,857 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $51,000 and $40,000, respectively. At September 30, 2017, 58,910 shares remained available for grant.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $25.2 million at September 30, 2017. At September 30, 2017 and December 31, 2016, the Company had no outstanding loans under this line.

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows:

		At September 30, 2017		At December 31, 2016
(in thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$34,323	$34,323	$36,165	$36,165
Securities available for sale	2	48,744	48,744	33,103	33,103
Loans held for sale	3	7,459	7,716	3,291	3,500
Loans, net	3	245,160	243,574	222,768	221,320
Federal Home Loan Bank stock	3	316	316	220	220
Accrued interest receivable	3	875	875	798	798
Bank-owned life insurance	3	1,746	1,746	1,711	1,711

Financial liabilities-
Deposits	3	296,714	296,883	275,347	275,433
Off Balance Sheet Items	3	—	—	—	—

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $606,000 at September 30, 2017.

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

In 2016, the Company entered into an agreement with another bank. This agreement references an interest rate swap that was transacted between the other bank and its loan client (the “Counterparty”). Should the Counterparty default on its obligations under the interest rate swap agreement with the other bank, then the Company would be liable for 13.208% of all swap liabilities. The maximum potential credit exposure under this contract at September 30, 2017 is $64,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, continued

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

(in thousands)	At September 30, 2017
Commitments to extend credit	$5,519

Construction loans in process	$9,099

Unused lines of credit	$41,231

Standby letters of credit	$1,697

Guaranteed accounts	$967

(10)	Public Stock Offering

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2016. Results of operations for the three and Nine months ended September 30, 2017, are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016
Average equity as a percentage of average assets	11.31%	9.47%	9.62%
Equity to total assets at end of period	13.45	8.91	9.26
Return on average assets(1)	0.87	0.81	0.78
Return on average equity(1)	7.68	8.51	8.13
Noninterest expense to average assets(1)	2.71	2.80	2.79
Nonperforming loans to total loans at end of period	0.02	0.36	0.51

(1)	Annualized for the Nine months ended September 30, 2017 and September 30, 2016

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in preparation of the Condensed Consolidated Financial Statements as of September 30, 2017, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

FINANCIAL CONDITION

Average assets totaled $344.6 million for the three months ended September 30, 2017 and $325.7 million for the nine months ended September 30, 2017, an increase of $63.6 million, or 22.6%, and $57.2 million, or 21.3%, over the comparable periods in 2016. The increase in 2017 can be primarily attributed to higher average loan balances and the additional capital raised during the second quarter.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At September 30, 2017, our available for sale investment portfolio included U.S. government agency securities, municipal securities, and mortgage-backed securities and had a fair market value of $48.7 million and an amortized cost value of $48.8 million. At September 30, 2017 and December 31, 2016, our investment securities portfolio represented approximately 14.1% and 10.9% of our total assets, respectively. The average yield on the average balance of investment securities for the three and nine months ended September 30, 2017 was 2.18% and 2.25%, respectively, compared to 1.82% and 1.98% for the comparable periods in 2016.

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

The Company’s net loan portfolio increased $22.4 million, or 10.1% from December 31, 2016. Loan growth occurred across all categories during the first nine months of 2017, with the exception of commercial. In total, approximately 78.5% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at September 30, 2017, compared to 77.5% at December 31, 2016.

Nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At September 30, 2017, the Company had one nonaccrual loan totaling $60,000.

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses, and identify and value impaired loans in accordance with GAAP. Two loans totaling $137,000 were deemed to be impaired under the Bank’s policy at September 30, 2017, compared to four loans totaling $811,000 at December 31, 2016. The Bank’s nonperforming assets represented 0.02% of total assets at September 30, 2017, compared to 0.27% at December 31, 2016.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $3.1 million or 1.24% of total loans, at September 30, 2017, is adequate to cover losses inherent in the loan portfolio. Two impaired loans carried a reserve of $137,000 at September 30, 2017, while one impaired loan carried a reserve of $76,000 at December 31, 2016. Other impaired loans did not require specific reserves at December 31, 2016, since collateral values less the estimated costs to sell were higher than carrying values.

Deposits. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Total deposits at September 30, 2017 were $296.7 million, an increase of $21.4 million, or 7.8%, from December 31, 2016, with growth coming from both non-interest bearing and interest bearing accounts. The average balance of non-interest bearing deposits accounted for 24.4% of the average balance of total deposits for the nine months ended September 30, 2017, compared to 23.7% for the nine months ended September 30, 2016.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of September 30, 2017, to borrow up to $25.2 million. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $16.3 million at September 30, 2017. There were no loans outstanding under any of these lines at September 30, 2017.

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

As shown in the following table, all categories of interest earning assets reported higher volumes and yields for both the three months and nine months ended September 30, 2017. However, a change in the interest earning asset mix offset these increases, resulting in only a slight increase in the overall average yield of interest earning assets for the three months ended September 30, 2017 and a decrease in the average yield of interest earning assets for the nine months ended September 30, 2017. This, in combination with higher deposit funding costs, resulted in a decrease in the interest-rate spread and net interest margin for the three and nine months ended September 30, 2017 when compared to the same periods a year ago.

	For the Three Months Ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Rate	Average Balance	Interest and Dividends	Yield/ Rate
Interest earning assets:
Loans(1)	$248,678	$2,972	4.78%	$219,665	$2,539	4.62%
Mortgage loans held for sale	4,646	53	4.56	3,141	34	4.33
Securities	46,214	252	2.18	34,280	156	1.82
Other(2)	33,202	114	1.37	14,206	26	0.73

Total interest earning assets	332,740	$3,391	4.08	271,292	$2,755	4.06

Non-interest earning assets	11,820			9,697

	$344,560			$280,989

Interest bearing liabilities:
Savings, NOW and money-market deposits	$200,581	$285	0.57%	$165,715	$177	0.43%
Time deposits	22,365	41	0.73	22,182	28	0.50

Total interest bearing deposits	222,946	326	0.58	187,897	205	0.44
Other borrowings	—	—		1,217	1	0.33

Total interest bearing liabilities	222,946	$326	0.58	189,114	$206	0.44

Non-interest bearing deposits	74,169			63,822
Non-interest bearing liabilities	1,583			1,358
Stockholders’ equity	45,862			26,695

Total liabilities and stockholders’ equity	$344,560			$280,989

Net earning assets	$109,794			$82,178

Net interest income		$3,065			$2,549

Interest rate spread			3.50%			3.62%
Net interest margin(3)			3.68%			3.76%
Ratio of interest earning assets to average interest bearing liabilities	149.25%			143.45%

(1)	Includes nonaccrual loans
(2)	Other interest earning assets include federal funds sold, interest bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest earning assets, annualized

	For the Nine Months Ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Rate	Average Balance	Interest and Dividends	Yield/ Rate
Interest earning assets:
Loans(1)	$237,240	$8,379	4.71%	$206,585	$7,211	4.65%
Mortgage loans held for sale	3,390	119	4.68	2,720	83	4.07
Securities	41,993	709	2.25	36,184	538	1.98
Other(2)	31,501	271	1.15	13,812	74	0.71

Total interest earning assets	314,124	$9,478	4.02	259,301	$7,906	4.07

Non-interest earning assets	11,581			9,235

Total assets	$325,705			$268,536

Interest bearing liabilities:
Savings, NOW and money-market deposits	$196,340	$722	0.49%	$162,524	$524	0.43%
Time deposits	20,884	107	0.68	21,246	74	0.46

Deposits	217,224	829	0.51	183,770	598	0.43
Other borrowings	—	—		434	1	0.31

Total interest bearing liabilities	217,224	$829	0.51	184,204	$599	0.43

Non-interest bearing deposits	70,254			57,211
Non-interest bearing liabilities	1,384			1,294
Stockholders’ equity	36,843			25,827

Total liabilities and stockholders’ equity	$325,705			$268,536

Net earning assets	$96,900			$75,097

Net interest income		$8,649			$7,307

Interest rate spread			3.51%			3.64%
Net interest margin(3)			3.67%			3.76%
Ratio of interest earning assets to average interest bearing liabilities	144.61%			140.77%

(1)	Includes nonaccrual loans
(2)	Other interest earning assets include federal funds sold, interest bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest earning assets, annualized

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Net Earnings. Net earnings for the three-month period ended September 30, 2017 were $822,000, compared to net earnings of $610,000 for the three-month period ended September 30, 2016. The increase in earnings is attributed to a $636,000, or 23.1%, increase in total interest income, a $76,000, or 70.4%, reduction in the provision for loan losses, and a $40,000, or 9.6% increase in noninterest income, all partially offset by a $120,000, or 58.3%, increase in interest expense, a $291,000, or 15.2%, increase in noninterest expense, and a $129,000, or 38.5%, increase in income taxes.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest earning assets such as loans and securities, and interest expense on interest bearing liabilities such as deposits. Net interest income was $3.1 million for the three months ended September 30, 2017, compared to $2.5 million for the three months ended September 30, 2016.

Interest Income. Total interest income increased to $3.4 million for the three months ended September 30, 2017, a $636,000 or 23.1%, increase over the three months ended September 30, 2016. The increase was driven by an increase in average loans and higher yields. Average loan balances have grown from $219.7 million for the quarter ended September 30, 2016 to $248.7 million for the quarter ended September 30, 2017, while the average yield on loans increased from 4.62% during the third quarter of 2016 to 4.78% during the third quarter of 2017. Increased income on both securities and other interest earning assets also contributed to the growth in total interest income as both average balances and yields increased. Average securities increased 34.8% year over year, while the average yield on securities increased 36 basis points to 2.18%. The average balance of other interest earning assets also increased year over year. Funds raised during our most recent public stock offering were invested in federal funds sold and accounted for the majority of the $19.0 million increase. Additionally, the Company has benefitted from three 25 basis point increases in the federal funds rate since September 30, 2016.

Interest Expense. Interest expense was $326,000 for the three months ended September 30, 2017, compared to $206,000 for the three months ended September 30, 2016. The $120,000, or 58.3%, increase can be primarily attributed to higher average balances of interest bearing deposits and higher average rates paid on deposits. Year-over-year, the average balance of interest bearing deposits increased 18.7%, or $35.0 million, to $222.9 million, while the average rate paid on deposits increased 14 basis points to 0.58%.

Net Interest Margin. The net interest margin was 3.68% for the three months ended September 30, 2017, compared to 3.76% for the same period in 2016. Compared to the same period last year, growth in lower yielding other interest earning assets, namely federal funds sold, contributed to a decrease in the net interest margin. The decrease in the net interest margin was also impacted by the higher cost of funds for the quarter.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the three months ended September 30, 2017 was $32,000, compared to $108,000 for the three months ended September 30, 2016. The lower provision reflects changes in the Company’s loan portfolio mix and changes in the qualitative factors used by the Company in determining its provision, as both the Company and its peers have experienced improved asset quality trends in recent periods. Management believes that the allowance for loan losses, which was $3.1 million or 1.24% of total loans, at September 30, 2017, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank owned life insurance and any gains on the sale of securities available for sale. Non-interest income for the three months ended September 30, 2017 totaled $455,000 an increase of $40,000, or 9.6%, from the three months ended September 30, 2016. Compared to the same period a year ago, non-interest income increased due to an 8.1% increase in service charges and fees on deposit accounts, a 5.8% increase in mortgage banking revenue, and a 27.5% increase in other income, primarily consisting of higher credit card and debit card income.

Non-interest Expense. Non-interest expense increased $291,000, or 15.2%, for the quarter ended September 30, 2017, compared to the same period a year ago. Salaries, mortgage banking commissions, and employee benefits were the primary expense drivers, increasing $186,000, or 17.5%. Higher occupancy and equipment costs and higher marketing costs also contributed to the growth of non-interest expense quarter over quarter.

Income Taxes. Income taxes are based on amounts reported in the statement of earnings after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $464,000 for the three months ended September 30, 2017, compared to income taxes of $335,000 for the three months ended September 30, 2016. The higher provision relates to earnings before income taxes of $1.3 million for the three months ended September 30, 2017 compared to earnings before income taxes of $945,000 for the three months ended September 30, 2016.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

Net Earnings. For the nine-month period ended September 30, 2017, the Company reported net earnings of $2.1 million, compared to $1.6 million for the same period a year ago. The increase in net earnings for the first nine months of 2017 compared to the same period a year ago is attributed to a $1.6 million, or 19.9%, increase in total interest income, a $225,000, or 54.6%, decrease in the provision for loan losses, and a $320,000, or 27.7%, increase in total non-interest income, all partially offset by a $230,000, or 38.4%, increase in total interest expense, a $1.0 million, or 18.1%, increase in total non-interest expense, and a $324,000, or 37.6%, increase in income taxes.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest earning assets such as loans and securities, and interest expense on interest bearing liabilities such as deposits and borrowings. Net interest income was $8.6 million for the nine months ended September 30, 2017, compared to $7.3 million for the nine months ended September 30, 2016.

Interest Income. Total interest income increased to $9.5 million for the nine months ended September 30, 2017, a $1.6 million, or 19.9%, increase over the nine months ended September 30, 2016. Average balances and yields increased across all categories of interest earning assets year over year, but the interest earned on higher average loan balances was the key contributor to interest income growth. For the nine months ended September 30, 2017 compared to the same period a year ago, the average balance of loans increased $30.7 million, or 14.8%, while the average yield on loans increased by 6 basis points. Higher interest income on both securities and other interest earning assets also contributed to the overall gain as both average balances and yields increased. Average securities increased 16.1% year over year, while the average yield increased 27 basis points to 2.25%. The average balance of other interest earning assets also increased year over year. Funds raised during our most recent public stock offering were invested in federal funds sold and accounted for the majority of the $17.7 million increase. Additionally, the Company has benefitted from three 25 basis point increases in the target federal funds rate since September 30, 2016.

Interest Expense. Compared to the same period a year ago, interest expense increased 38.4%, or $230,000, for the nine months ended September 30, 2017. The increase can be mostly attributed to higher average balances of interest bearing deposits as well as higher average rates paid on deposits. For the nine months ended September 30, 2017, the average balance of interest bearing deposits increased 18.2% to $217.2 million while the average rate paid on deposits increased 8 basis points to 0.51%.

Net Interest Margin. For the nine months ended September 30, 2017, the net interest margin was 3.67%, compared to 3.76% for the same period a year ago. Despite higher average balances of interest earning assets and higher yields in each category, a change in the interest earning assets mix led to a decrease in the overall yield of the interest earning assets portfolio. This in combination with higher average balances of interest bearing deposits and higher deposit funding costs led to the decrease in the Company’s net interest margin.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of the loan portfolio. The provision for loan losses for the nine months ended September 30, 2017 was $187,000, compared to $412,000 for the nine months ended September 30, 2016. The lower provision reflects changes in the loan portfolio mix as well as changes in the qualitative factors used by the Company in determining its provision, as both the Company and its peers have experienced improved asset quality trends in recent periods.

Management believes that the allowance for loan losses, which was $3.1 million or 1.24% of total loans, at September 30, 2017, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank owned life insurance and any gains on the sale of securities available for sale. For the nine-month period, noninterest income grew $320,000, or 27.7%, to $1.5 million.

A $306,000, or 48%, increase in mortgage banking revenue, a $67,000, or 38.5%, increase in service charges and fees on deposit accounts, and a $52,000, or 25.2%, increase in other income (mostly credit card and debit card income and ATM fees) were the key drivers to the overall gain in non-interest income in 2017, while the nine-month period ended September 30, 2016 benefitted from a $102,000 gain on sale of securities available for sale.

Non-interest Expense. Non-interest expense increased $1.0 million or 18.1%, to $6.6 million for the nine months ended September 30, 2017 compared to the same period a year ago. With the exception of professional fees which reported a $50,000, or 17.5% decrease, all other categories of non-interest expense increased in 2017. Salaries, mortgage banking commissions, and employee benefits were the primary expense drivers, increasing $728,000, or 24.2%, for the nine-month period, as the Company continues to add employees to serve its growing client base. For the nine months ended September 30, 2017, the Company’s full-time equivalent employees (FTEs) averaged 67 compared to 58 for the same period a year ago.

Income Taxes. Income taxes are based on amounts reported in the statement of earnings after adjustments for nontaxable income and nondeductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $1.2 million for the nine months ended September 30, 2017, compared to income taxes of $861,000 for the nine months ended September 30, 2016. The higher provision relates to earnings before income taxes of $3.3 million for the nine months ended September 30, 2017, compared to earnings before income taxes of $2.4 million for the nine months ended September 30, 2016.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At September 30, 2017, the Bank had access to approximately $25.2 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $16.3 million in unsecured lines of credit maintained with correspondent banks. As of September 30, 2017, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $9.2 million at September 30, 2017 and $9.3 million at December 31, 2016. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 21.4% and 19.7% of total assets at September 30, 2017 and December 31, 2016, respectively.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and large deposits. At

September 30, 2017, total deposits were $296.7 million, of which $10.3 million was in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $46.3 million at September 30, 2017, compared to $27.1 million at December 31, 2016. During the first quarter of 2017, the Board of Directors declared and PMHG paid an annual dividend of $0.07 per share of common stock. During the second quarter of 2017, the Company completed a public stock offering which netted the Company approximately $17 million in additional capital to be used for general corporate purposes, maintaining liquidity and expansionary activities.

At September 30, 2017, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.38% Tier 1 Leverage Capital Ratio, a 12.76% Equity Tier 1 Risk-Based Capital Ratio, a 12.76% Tier I Risk-Based Capital Ratio, and a 13.97% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well-capitalized.”

The following is a summary at September 30, 2017 and December 31, 2016 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2017
Tier 1 Leverage Capital	$32,345	9.38%	$13,791	4.00%	$17,238	5.00%
Common Equity Tier 1 Risk-based Capital	32,345	12.76	11,407	4.50	16,477	6.50
Tier 1 Risk-based Capital	32,345	12.76	15,210	6.00	20,280	8.00
Total Risk-based Capital	35,417	13.97	20,280	8.00	25,350	10.00

As of December 31, 2016
Tier 1 Leverage Capital	25,994	8.73	11,906	4.00	14,883	5.00
Common Equity Tier 1 Risk-based Capital	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Risk-based Capital	25,994	11.70	13,326	6.00	17,769	8.00
Total Risk-based Capital	28,772	12.95	17,769	8.00	22,211	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $1 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending September 30, 2017 for a discussion of off-balance sheet arrangements

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2017, the Company issued 939 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $16,000. During the third quarter, PMHG issued 2,100 shares to officers and directors who exercised stock options and paid $21,000 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 25, 2016	Exhibit 10.1 to Form 8-K filed on July 27, 2016

10.7	Amended and Restated 2015 Stock Incentive Compensation Plan	Filed herewith

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2017

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

November 9, 2017
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

November 9, 2017
	By:	/s/ R. Randy Guemple

Date		R. Randy Guemple
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer