Form 10-K
period 2017-12-31
Prime Meridian Holding Co
filed 2018-03-20
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Large accelerated filer:	☐	Accelerated filer:	☐
Nonaccelerated filer:	☐	Smaller reporting company:	☒
		Emerging growth company:	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of March 12, 2018, there were 3,120,569 issued and outstanding shares of the Registrant’s common stock. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $17.37 per share selling price of the common stock on June 30, 2017 was $43,384,841.

Prime Meridian Holding Company

2016 Form 10-K Annual Report

Part I

Item 1. Business

General Description of Business

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. In this report, the terms “Company,” “we,” “us,” or “our” mean PMHG and its subsidiary. Since opening in 2008, the Bank has conducted a general banking business and has grown to seventy-one full-time equivalent (“FTE”) employees as of December 31, 2017.

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

•

Integrity – Doing the right thing, simply because it is the right thing to do, based on a firm adherence to the Bank’s three-way test: (1) Is it right by the client? (2) Is it right by the Bank? (3) Is it legally, morally, and ethically correct?

•	Tenacity – A culture of looking at new ideas, tackling challenges, and overcoming obstacles in order to meet our clients’ needs.
•	Accountability – Accepting full and ultimate responsibility for the situation or action at hand.

These core principles and the Bank’s three-way test also serve as the foundation for our motto, “Let’s think of a few good reasons why it CAN be done!” which is an overarching concept for our Company and team. We stress the question “Why?” because, while we clearly recognize that “how” is imperative, without understanding “why” something should be done, “how it can be done” does not necessarily matter. Our mission statement is also supported by our core principles: “Building bankers to serve our clients and community in order to optimize shareholder value.” As a result of our efforts and culture, we have been able to increase our asset and deposit base exclusively through organic growth thus far.

Location and Service Area

Prime Meridian Bank is headquartered in Tallahassee, Florida and offers a broad range of banking services to the Tallahassee Metropolitan Statistical Area (“MSA”) and the surrounding North Florida and South Georgia areas. The Company is headquartered at 1897 Capital Circle NE, Second Floor, Tallahassee, Florida 32308 in the Bank’s second location, which opened on February 21, 2012. The Bank also serves clients from a branch office located at the Bank’s original main office at 1471 Timberlane Road, Suite 124, Tallahassee, Florida 32312 and from its branch office located at 2201 Crawfordville Highway, Crawfordville, Florida 32327, which opened in September, 2015.

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. Claritas, using primarily United States Census Bureau data, estimates that the 2018 population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, is 387,810 and is expected to grow to 404,858, or 4.4% by 2023. Tallahassee is the state capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. The Tallahassee MSA is furthermore home to over 70,000 college students with two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. According to the United States Census Bureau, an estimated 92.6% of persons age 25 years and older held a high school graduate degree or higher while 47.6% of the persons age 25 years and older living in Tallahassee from 2012-2016 held a Bachelor’s degree. While the region is thought to be attractive for many types of economic development, the Economic Development Council of Tallahassee/Leon County previously identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment; (2) aviation and aerospace; (3) health sciences, medical education, training and research, and sports medicine; (4) information technology; (5) research and engineering; (6) transportation and logistics; and (7) advanced manufacturing.

Like all Florida communities, we experienced the impact of the most recent economic recession, specifically the dramatic decrease in housing and real estate values. According to the Bureau of Labor Statistics, the national unemployment rate and Florida’s unemployment rate were 4.1% and 3.9%, respectively, at December 31, 2017, while Tallahassee’s unemployment rate was reported at 3.4%. Any increases in unemployment rates could result in nonperforming loans and reduced asset quality.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit, Apple Pay, Bank-to-Bank transfers and online banking, we offer basic services which include demand interest-bearing and non-interest bearing accounts, savings accounts, money-market deposit accounts, health savings accounts (HSA), NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, debit cards, direct deposits, notary services, night depository, official checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2017, the Bank did not have trust powers.

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

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, business lines of credit, and Small Business Administration (“SBA”) loans. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our commercial and mortgage client relationships. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 72.1% of the Company’s total assets at December 31, 2017.

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

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Commercial real estate loans, comprising 31.5% of the loan portfolio, and residential real estate and home equity loans, accounting for 37.4% of the loan portfolio, were the two largest categories of loans at December 31, 2017.

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

Consumer Loans. Our consumer loan portfolio is the smallest portion of our loan portfolio, representing 3.1% of our total loan portfolio at December 31, 2017. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. Therefore, both secured and unsecured consumer loans subject the Company to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed-interest and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

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

Employees

At December 31, 2017, PMHG had seventy-one full time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the annual Summary of Deposits report produced by the FDIC, total deposits (excluding non-retail) in Leon and Wakulla counties, Florida, grew to approximately $7.3 billion as of June 30, 2017. As of June 30, 2017, there were sixteen FDIC-insured financial institutions serving Leon County; only two of them, including PMHG, are headquartered in Leon County. As of June 30, 2017, according to the Summary of Deposits, the Company had a 3.83% share of the FDIC-insured deposits in Leon County. As of June 30, 2017, the Summary of Deposits reported that there were four FDIC-insured financial institutions serving Wakulla County and that PMHG ranked number three, with a 16.62% share of the FDIC-insured deposits in Wakulla County.

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

The following is a brief summary of some of the statutes, rules, and regulations that currently affect PMHG’s and the Bank’s operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Any change in applicable laws or regulations may have a material adverse effect on our business.

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

Except as authorized by the BHCA and Federal Reserve regulations or orders, a bank holding company is generally prohibited from acquiring direct or indirect control of 5% or more of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. The primary exception allows a bank holding company to own shares in any company whose activities have been determined by the Federal Reserve to be so closely related to banking or to managing or controlling banks that ownership of shares of that company is appropriate. Activities the Federal Reserve has determined by regulation to be permissible for bank holding companies include the following:

●	making or servicing loans and certain types of leases;
●	engaging in certain insurance activities;
●	performing certain data processing services;
●	acting in certain circumstances as a fiduciary or investment or financial advisor;
●	providing management consulting services;
●	owning savings associations;
●	and making investments in corporations or projects designed primarily to promote community welfare.

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

Areas regulated and monitored by the bank regulatory authorities include:

●	security devices and procedures;
●	adequacy of capitalization and loss reserves;
●	loans;
●	investments;
●	borrowings;
●	deposits;
●	mergers;
●	issuances of securities;
●	payment of dividends;
●	establishment of branches;
●	corporate reorganizations;
●	transactions with affiliates;
●	maintenance of books and records
●	and adequacy of staff training to carry out safe lending and deposit gathering practices.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act provides for significant regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters, and changes among the banking regulatory agencies. Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, require regulations to be promulgated by various federal agencies before implementation, some of which have already been proposed and enacted by the applicable federal agencies. Certain provisions do apply to banking organizations with less than $10 billion of assets; however, the provisions of the Dodd-Frank Act may have unintended effects on smaller banks.

The changes resulting from the Dodd-Frank Act impact and may further impact the profitability of our business activities, require changes to some of our business practices, or otherwise adversely affect our business. These impacts also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. It may further necessitate higher levels of regulatory capital and/or liquidity and lead to a change in our business strategy. We cannot predict the effects of this legislation and the corresponding regulations on us, our competitors, or on the financial markets and economy, although it may significantly increase costs and impede efficiency of internal business processes.

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

The Dodd-Frank Act expanded the scope of Section 23Aand includes investment funds managed by an affiliate institution as well as other hurdles. In addition, the Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions. The Dodd-Frank Act furthermore prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms. If the transaction exceeds 10% of the institution’s capital, it must be approved in advance by a majority of the disinterested directors.

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

Basel III and Sarbanes-Oxley Act

The Bank is also subject to capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with certain capital standards. Compliance with these rules impose additional costs on the Company and the Bank.

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting requirements for companies with debt or equity securities registered under the Securities Exchange Act of 1934. Compliance with this complex legislation and subsequent Securities and Exchange Commission rules is a major focus of all public corporations and will be so for the Company going forward. One of the more applicable provisions of this act is corporate responsibility for financial reports. Sarbanes-Oxley requires a public company’s principal executive officer and principal financial officer to sign quarterly and annual reports stating that they have reviewed the reports and that the reports are true.

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

Smaller banks, such as the Bank, are also subject to the following new capital level threshold requirements under the FDIC’s Prompt Corrective Action (“PCA”) regulations.

PCA Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10%	8%	6.5%	5%

Adequately Capitalized	8%	6%	4.5%	4%

Undercapitalized	< 8%	< 6%	< 4.5%	< 4%

Significantly Undercapitalized	< 6%	< 4%	< 3%	< 3%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Community banks are also subject to the following minimum capital requirements as of the dates indicated below.

Year (as of January 1)	2016	2017	2018	2019

Minimum CET1 ratio	4.5%	4.5%	4.5%	4.5%

Capital conversion buffer	0.625%	1.25%	1.875%	2.50%

Phase-in of deductions from CET1*	60.0%	80.0%	100.0%	100.0%

Minimum tier 1 capital	6.0%	6.0%	6.0%	6.0%

Minimum total capital	8.0%	8.0%	8.0%	8.0%

*Including certain threshold deduction items that are over the limits.

Federal banking regulators’ risk-based capital guidelines also take account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the capital standards explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

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

As of December 31, 2017, the Bank was considered to be “well capitalized” with an 9.48% Tier 1 Leverage ratio; a 12.80% Common Equity Tier 1 Risk-based Capital ratio, a 12.80% Tier 1 Risk-based Capital ratio, and a 14.01% Total Risk-based Capital ratio.

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

Payment of Dividends

PMHG is a legal entity separate and distinct from the Bank. The Company’s principal sources of funds to pay dividends on its common stock are capital retained from stock offerings and dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Company without regulatory approval. The Federal Reserve Board is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The rights of the Company, its shareholders, and creditors, to participate in any distribution of the assets or earnings of the Bank are also subject to the prior claims of creditors of the Bank. Additionally, the Florida Business Corporation Act provides that the Bank may only pay dividends if the dividend payment would not render the company insolvent, or unable to meet its obligations as they come due.

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

Community Reinvestment

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the “CRA”). The CRA requires the appropriate federal banking agency to assess the Bank’s record in meeting the credit needs of the communities served by the Bank, including low and moderate-income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The Bank received a “satisfactory” rating in its most recent CRA evaluation. In addition, pursuant to the Gramm-Leach-Bliley Act, federal banking regulators have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.

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

Bank Secrecy Act / Anti-Money Laundering Laws

Banking regulators intensely focus on Anti-Money Laundering and Bank Secrecy Act compliance requirements, particularly the Anti-Money Laundering provisions of the USA PATRIOT Act. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of its customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

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

At December 31, 2017, our one-year interest rate sensitivity position was slightly asset sensitive, such that a gradual increase in interest rates during the next twelve months would have a positive impact on our net interest income. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our client base with more attractive options.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or the economy in general. Factors that could negatively impact our access to liquidity sources include a decrease of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets and diminished expectations or growth in the financial services industry.

We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs.

Like many financial institutions, we rely on client deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow our deposit base. Although we have historically maintained a high deposit client retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, client perceptions of our financial health and general reputation, or a loss of confidence by clients in us or the banking sector generally. Such factors could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.

Our loan portfolio includes commercial, real estate, and consumer and other loans that may have higher risks.

Our commercial real estate, residential real estate, construction, commercial, and consumer and other loans at December 31, 2017, were $ 79.6 million, $ 94.8 million, $26.8 million, $44.0 million, and $7.7 million, respectively, or 31.5%, 37.4%, 10.6%, 17.4%, and 3.1% of total loans. Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

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

The Bank’s legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2017, our legal lending limit for loans was approximately $8.3 million to any one borrower on a secured basis and $5.0 million on an unsecured basis. Furthermore, management has an established in-house lending limit of $5.0 million for any single secured loan or loan relationship and an in-house limit of $500,000 for any single unsecured loan or loan relationship as of December 31, 2017. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2017, approximately 79.5% of our gross loan portfolio (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

We sell the majority of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans could result in our inability to sell mortgage loans, which could negatively impact our liquidity position and earnings. In addition, declines in real estate values or increases in interest rates could reduce the potential for robust mortgage originations, which could negatively impact our earnings. As we do sell mortgage loans, we also face the risk that such loans may have been made in breach of our representations and warranties to the buyers and we could be forced to repurchase such loans or pay other damages.

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

Our business is exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

The Bank relies on its computer systems and the technology of outside service providers for its daily operations. We rely on these systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity, or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business continuity plan and disaster recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyber-attacks during the past few years has further heightened our awareness of this risk. As the environment for such attacks continues to evolve, we will continue to implement additional security controls.

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause financial losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breaches. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

If our enterprise risk management framework is not effective, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing financial performance and stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

LEGAL AND REGULATORY RISKS

We are subject to government regulation and monetary policy that could constrain our growth and profitability.

We are subject to extensive federal government supervision and regulations that impose substantial limitations with respect to lending activities, purchases of investment securities, the payment of dividends, and many other aspects of the banking business. Many of these regulations are intended to protect depositors, the public, and the Federal Deposit Insurance Corporation (“FDIC”), but not our shareholders. The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain activities of the Bank. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Federal economic and monetary policy may also affect our ability to attract deposits, make loans, and achieve our planned operating results.

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

The FASB has issued an accounting standard update that may result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

The Financial Accounting Standards Board (“FASB”) has issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model. This model is commonly referred to as the Current Expected Credit Loss (“CECL”). Under CECL, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model may affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

CECL will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with an option for early adoption beginning for reporting periods after December 15, 2018. We are currently evaluating the impact the CECL model will have on our accounting. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, unless we choose early adoption. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

RISKS RELATED TO OWNERSHIP OF SHARES OF OUR COMMON STOCK

The limited trading market may make it difficult for you to sell your shares in the future.

Shares of our common stock trade on the OTCQX market under the symbol, “PMHG.”. However, there is limited trading activity in our common stock. A public market having depth and liquidity depends on having enough buyers and sellers at any given time. Without an active trading market, shareholders may find it difficult to find buyers for their shares. Investors should be aware that they may be required to bear the financial risks of this investment for an indefinite period of time.

Our Board of Directors owns a significant percentage of our shares and will be able to make decisions to which you may be opposed.

As of March 12, 2018, the Company’s directors and executive officers as a group own 621,440 shares of common stock, or 19.9% of our outstanding common stock. In addition, the directors and executive officers have stock options to acquire 43,707 shares of common stock, which, if fully exercised, would result in them owning 21.0% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

We may face statutory restrictions on our ability to pay dividends in the immediate future.

In January 2018, the Board of Directors declared an annual dividend of $0.10 per share on our common stock, payable on March 6, 2018, to shareholders of record on February 15, 2018. PMHG’s ability to pay dividends to our shareholders depends on our retention of capital from our stock offerings and our possible receipt of dividends from the Bank. The Bank is also subject to restrictions on dividends as a result of banking laws, regulations, and policies. If PMHG has not retained sufficient capital and the Bank elects not to, or is unable to, pay dividends to PMHG, it is unlikely that PMHG will be able to pay dividends to its shareholders.

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

The Company’s common stock is traded on the OTCQX, an interdealer quotation system, under the symbol “PMHG.” As of December 31, 2017, there were 351 record holders of common stock.

The following table sets forth the quarterly range of high and low bids and cash dividends declared for the common stock for each full calendar quarter indicated, as published by the OTCQX.

			Cash
	High Bid	Low Bid	Dividends
2017

First quarter	$17.45	$15.25	$0.07

Second quarter	18.00	16.25

Third quarter	18.95	17.20

Fourth quarter	22.00	18.44

2016

First quarter	$15.00	$12.11	$0.05

Second quarter	15.50	13.15

Third quarter	14.50	13.25

Fourth quarter	15.26	13.75

The above bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

In January 2018, the Board of Directors declared an annual dividend of $0.10 per share on its common stock payable on March 6, 2018 to shareholders of record on February 15, 2018. Florida law and federal regulations limit the Bank’s ability to declare and pay dividends to the Company (see Item 1 Business – “Government Supervision and Regulation – Payment of Dividends”).

Share Repurchase

We did not repurchase any shares of our common stock in 2017.

Stock Plans

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:	Selected Financial Data

The following table is a presentation of summary financials for PMHG as of December 31, 2017, 2016, and 2015 and for the years ended December 31, 2017, 2016, and 2015. The following Summary Financial Data should be read in conjunction with the other financial disclosures and discussions contained elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in future periods.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015
Balance Sheet Data:
Total assets	$347,180	$303,941	$244,044
Total loans, net	250,259	222,768	187,076
Total deposits	298,297	275,347	217,573
Total shareholders’ equity	46,973	27,082	24,933

Income Statement Data:
Net interest income	$11,770	$9,943	$8,572
Provision for loan losses	256	424	433
Noninterest income	1,973	1,630	1,070
Noninterest expense	8,935	7,712	6,661
Income taxes	1,735	1,217	844
Net earnings	2,817	2,220	1,704

Per Common Share Outstanding Data:
Basic net earnings per common share	$1.04	$1.12	$0.88
Diluted net earnings per common share	1.04	1.11	0.87
Book value per common share	15.06	13.51	12.62
Common shares outstanding	3,118,977	2,004,707	1,975,329
Average common shares outstanding:
Per basic:	2,704,382	1,982,334	1,945,980
Per diluted:	2,711,699	1,991,161	1,955,573
Performance Ratios:
Return on average assets	0.85%	0.81%	0.74%
Return on average equity	7.17	8.51	7.15
Net interest margin	3.68	3.74	3.87

Asset Quality Ratios:
Allowance to loans	1.24%	1.28%	1.31%
Allowance for loan losses to nonperforming loans	2,340.30	354.62	1,805.11
Nonperforming loans to total loans	0.05	0.36	0.07
Nonperforming assets to total assets	0.04	0.27	0.06
Net charge-offs (recoveries) to average loans	0.00	0.01	0.03
Troubled debt restructurings to loans	0.09	0.03	0.07

Capital Ratios:
Total risk-based capital ratio (Bank)	14.01%	12.95%	14.05%
Tier 1 risk-based capital ratio (Bank)	12.80	11.70	12.79
Common equity Tier 1 risked-based capital ratio (Bank)	12.80	11.70	12.79
Tier 1 leverage capital ratio (Bank)	9.48	8.73	9.48
Total equity to total assets (Bank)	13.53	8.91	9.67

Other Data:
Number of full-time employees	71	64	56
Number of full-service branch offices	3	3	3

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; therefore, our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Bank must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is the valuation of our subsidiary bank’s loan portfolio. A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, the valuation of underlying collateral, the timing of loan charge-offs, and the amount and amortization of loan fees and deferred origination costs.

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

As of December 31, 2017, 68.4% of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose little interest rate risk in a rising interest rate environment. Of these loans, $42.0 million, or 24.3% have interest rate ceilings in place which protects the borrower from rising interest rates. The majority of our loans with ceilings in place are residential mortgage loans. Also, as of December 31, 2017, 45.6% of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of a fixed-rate loan portfolio in a rising interest rate environment. If interest rates increase, however, borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable rate borrower’s ability to continue servicing debt. On the other hand, loans totaling $135.2 million, or approximately 53.5% of our total loan portfolio, have interest rate floors which will help protect our net interest margin in a decreasing rate environment.

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

Nonmaturity Deposit Assumptions

Nonmaturity Deposit Betas – The Beta of a nonmaturity deposit is a measure of the repricing behavior of the deposit. Based on the Bank’s own historical experience, the Bank determines how much the price of a deposit will change as a percentage of the change in the market rates. For example, a 50% Beta means that the deposit price will change by 50% of the market rate change.

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, the yield on the average balance of interest-earning assets stayed the same from 2016 to 2017, while the rates paid on the average balance of interest-bearing liabilities increased from 2016 to 2017, resulting in a decrease in the interest rate spread and the net interest margin in 2017.

	For the Year Ended December 31,
	2017			2016
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$240,875	$11,403	4.73%	$211,665	$9,837	4.65%
Mortgage loans held for sale	4,040	186	4.60	2,725	119	4.37
Securities	43,828	983	2.24	35,157	700	1.99
Other(2)	31,237	379	1.21	16,569	117	0.71

Total interest-earning assets	319,980	$12,951	4.05	266,116	$10,773	4.05

Noninterest-earning assets	11,702			9,459

	$331,682			$275,575

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$198,642	$1,028	0.52%	$167,095	$724	0.43%
Time deposits	21,403	153	0.71	21,643	105	0.49

Total interest-bearing deposits	220,045	1,181	0.54	188,738	829	0.44
Other borrowings	8	-		325	1	0.31

Total interest-bearing liabilities	220,053	$1,181	0.54	189,063	$830	0.44

Noninterest-bearing deposits	70,856			59,192
Noninterest-bearing liabilities	1,490			1,233
Stockholders’ equity	39,283			26,087

Total liabilities and stockholders’ equity	$331,682			$275,575

Net earning assets	$99,927			$77,053

Net interest income		$11,770			$9,943

Interest rate spread			3.51%			3.61%
Net interest margin(3)			3.68%			3.74%
Ratio of interest-earning assets to average interest-bearing liabilities	1.45			1.41

(1)     Includes nonaccrual loans

(2)     Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.

(3)     Net interest margin is net interest income divided by total average interest-earning assets, annualized

Comparison of the years ended December 31, 2017 and December 31, 2016

Net earnings for the year ended December 31, 2017, were $2.8 million or $1.04 per basic and diluted share compared to net earnings of $2.2 million, or $1.12 per basic and $1.11 per diluted share in 2016. The $597,000, or 26.9%, increase in net earnings is primarily attributed to a $2.2 million, or 20.2%, increase in total interest income and a $343,000, or 21.0%, increase in noninterest income, all partially offset by a $351,000, or 42.3%, increase in total interest expense, a $1.2 million, or 15.9%, increase in total noninterest expense, and a $518,000, or 42.6%, increase in income tax expense. A higher number of weighted average shares outstanding contributed to lower earnings per share for the year ended December 31, 2017 as a capital raise during the second quarter increased the number of shares outstanding by over one million shares.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $11.8 million for the year ended December 31, 2017, compared to $9.9 million for the year ended December 31, 2016.

Interest Income. For the year ended December 31, 2017, interest income increased 20.2% to $13.0 million compared to $10.8 million for the prior year. The increase was driven by higher average balances of interest-earning assets, namely average loan balances which increased from $211.7 million for the year ended December 31, 2016 to $240.9 million for the year ended December 31, 2017. Higher yields across all categories of interest-earning assets also contributed to the increase in interest income.

Interest Expense. Interest expense increased 42.3%, or $351,000, from the year ended December 31, 2016 to the year ended December 31, 2017. The increase was mostly due to higher average balances of interest-bearing deposits which increased 16.6% to $220.0 million for the year ended December 31, 2017, when compared to 2016. In addition, the average rate paid on deposits increased ten basis points year over year.

Our interest rate spread, defined as the yield on average interest-earning assets less the average rate paid on interest-bearing liabilities decreased ten basis points in 2017 compared to 2016 and is primarily attributable to the repricing of our deposit base and a change in the mix of interest-earning assets which resulted in a flat yield year over year.

Our net interest margin, defined as interest income less interest expense divided by average interest-earning assets, was six basis points lower than the 3.74% recorded in 2016. Despite higher yields across all categories of interest-earning assets, a change in the interest-earning assets mix resulted in the overall yield on interest-earning assets staying flat at 4.05%. This coupled with higher interest expense led to the six basis points decrease in the net interest margin year over year.

Provision for Loan Losses. The provision for loan losses was $256,000 for the year ended December 31, 2017, compared to $424,000 for the same period a year ago. The decrease in the provision year over year is primarily attributable to the following three factors. First, there was higher funded loan growth in 2016 compared to 2017. Second, the Company has observed continued declines in peer loss rates which are used to calculate qualitative adjustments to its historical loss factors. Finally, the Company itself continues to maintain a level of credit quality that has not required additional provisions to the allowance for loan losses.

Noninterest Income

Noninterest income totaled $2.0 million, a $343,000, or 21.0%, increase from 2016. Higher mortgage banking activity continues to drive the growth in noninterest income, increasing $320,000, or 34.2% year over year, due to strong residential home sales activity in our markets and our growing market share in this line of business. A $72,000, or 28.8%, increase in service charges and fees on deposit accounts and a $57,000, or 19.4%, increase in other income, namely higher ATM/debit card fee income, also contributed to the overall gain in noninterest income. Noninterest income for the year ended December 31, 2016 benefitted from a $102,000 gain on sale of securities available for sale compared to a $1,000 loss on sale of securities available for sale in 2017.

Noninterest Expense

Noninterest expense increased 15.9%, or $1.2 million, from the year ended December 31, 2016 to the year ended December 31, 2017. The primary expense drivers were higher salaries, commissions, and employee benefits, which increased $925,000, or 22.4%, year over year. These increases were partially offset by a lower level of deferred loan cost. The Bank has continued to add additional personnel as it positions itself for organic growth and possible expansionary activities. Full-time equivalent employees increased from sixty-four at December 31, 2016 to seventy-one at December 31, 2017.

Also contributing to the growth in noninterest expense were higher expenses for occupancy and equipment, advertising, software maintenance, amortization, and other, and other noninterest expense. Occupancy and equipment expense increased by $40,000, or 4.4%, primarily due to higher depreciation expense and building maintenance costs related to the first full year of depreciation for the Company’s Crawfordville location. Increases in advertising expense and software maintenance, amortization, and other expense, were necessary to meet the needs of a growing community bank. Finally, other noninterest expense grew $157,000, or 13.2%, for numerous reasons, including higher postage, check card fees, information security, contracted services, and travel and entertainment expense.

Our operating efficiency ratio, expressed as noninterest expense as a percent of net interest income plus noninterest income improved slightly from 66.6% in 2016 to 65.0% in 2017.

Income Taxes

The provision for income taxes increased $518,000 for the year ended December 31, 2017, compared to the year ended December 31, 2016. Higher earnings before income taxes in 2017 resulted in higher income taxes. Also, the Act which reduced the corporate income tax from 34% to 21%, triggered a revaluation of the deferred tax asset position, causing a one-time non-cash charge of $155,000 to income tax expense. Going forward, the reduction in the corporate income tax rate is expected to benefit the Company.

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

	Year Ended December 31, 2017 versus 2016
	Rate	Volume	Rate/Volume	Total

(in thousands)
Interest-earning assets:
Loans	$190	$1,415	$28	$1,633
Securities	89	172	22	283
Other interest-earning assets	84	104	74	262

Total	$363	$1,691	$124	$2,178

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$141	$136	$27	$304
Time deposits < $100,000	50	(1)	(1)	48
Time deposits > $100,000		-	-

Deposits	191	135	26	352
Other borrowings	4	(1)	(4)	(1)

Total	195	134	22	351

Net change in net interest income	$168	$1,557	$102	$1,827

FINANCIAL CONDITION

Average assets increased $56.1 million from $275.6 million at December 31, 2016 to $331.7 million at December 31, 2017, primarily reflecting growth in our loan portfolio. Year over year, the average balance of loans grew 13.8% to $240.9 million at December 31, 2017, due solely to organic growth.

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

At December 31, 2017, our available-for-sale investment portfolio included U.S. Treasury notes, municipal securities, and mortgage-backed securities and had a fair market value of $49.8 million. At December 31, 2017 and 2016, our investment securities portfolio represented approximately 14.3% and 10.9% of our total assets, respectively. The average balance of investment securities increased 24.7%, or $8.7 million year over year, while the average yield on investment securities increased from 1.99% for the year ended December 31, 2016 to 2.24% for the year ended December 31, 2017.

The following table sets forth the carrying amount of the investment portfolio as of the dates indicated:

	At December 31,
	2017	2016
(in thousands)
Available for Sale:
U.S. Government agency securities	$1,249	$2,171
Municipal securities	12,373	12,423
Mortgage-backed securities	36,187	18,509

Total securities available for sale	$49,809	$33,103

The carrying amount and weighted average yields for investments as of December 31, 2017 are shown below:

(dollars in thousands)	U.S. Government Agency	Municipal	Mortgage- Backed	Total	Weighted- Average Yields
Due within one year	$-	$511	$-	$511	2.25%
Due in one to five years	1,249	1,168	-	2,417	2.39
Due in five to ten years	-	7,951	-	7,951	3.27
Due after ten years	-	2,743	-	2,743	3.96
No defined maturity			36,187	36,187	2.28

Total	$1,249	$12,373	$36,187	$49,809	2.53%

    * All securities are listed at actual yield and not on a tax-equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

We maintained investments of $1.8 million and $1.7 million in Bank-Owned Life Insurance policies at December 31, 2017 and 2016, respectively, due to attractive risk-adjusted returns and for protection against the loss of key executives, including our Chief Executive Officer Sammie D. Dixon and Senior Lender and Executive Vice President Chris L. Jensen, Jr.

Loans

Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio is divided into three portfolio segments - real estate mortgage loans, commercial loans and consumer and other loans - and five portfolio classes - commercial real estate loans, residential and home equity loans, construction loans, commercial loans, and consumer and other loans.

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients and community involvement, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loan portfolio where we saw growth across all portfolio classes in 2017, with the exception of commercial loans. As of December 31, 2017, the Bank’s net loans were $250.3 million, representing 72.1% of total assets, compared to net loans of $222.8 million as of December 31, 2016, representing 73.3% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2017		2016		2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial	$79,565	31.5%	$65,805	29.2%	$57,847	30.6%
Residential and home equity	94,824	37.4	88,883	39.4	69,817	36.9
Construction	26,813	10.6	19,991	8.9	17,493	9.2

Total real estate mortgage loans	201,202	79.5	174,679	77.5	145,157	76.7

Commercial	44,027	17.4	46,340	20.6	40,229	21.3
Consumer and other loans	7,742	3.1	4,275	1.9	3,877	2.0

Total loans	252,971	100.0%	225,294	100.0%	189,263	100.0%

Less:
Net deferred loan fees	424		350		286
Allowance for loan losses	(3,136)		(2,876)		(2,473)

Loans, net	$250,259		$222,768		$187,076

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2017. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments.

(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Type of loans
Real estate mortgage loans:
Commercial	$6,501	$22,300	$50,764	$79,565
Residential and home equity	7,362	16,564	70,898	94,824
Construction	16,235	3,674	6,904	26,813

Total real estate mortgage loans	30,098	42,538	128,566	201,202
Commercial	17,193	17,875	8,959	44,027
Consumer and other loans	2,524	5,168	50	7,742

Total loans	$49,815	$65,581	$137,575	$252,971

Sensitivity. For loans due after one year or more, the following table presents the sensitivities to changes in interest rates at December 31, 2017:

	Fixed Interest Rate	Floating Interest Rate	Total
Type of loans
Real estate mortgage loans:
Commercial	$19,207	$53,857	$73,064
Residential and home equity	19,177	68,285	87,462
Construction	3,756	6,822	10,578

Total real estate mortgage loans	42,140	128,964	171,104

Commercial	16,100	10,734	26,834
Consumer and other loans	1,512	3,706	5,218

Total loans	$59,752	$143,404	$203,156

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned, (“OREO”). Nonperforming loans include loans that are on nonaccrual status which includes nonperforming loans restructured as troubled debt restructurings, where we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower, and loans past due greater than 90 days and still accruing interest. OREO consists of real property acquired through foreclosure. We account for troubled debt restructurings in accordance with ASC 310, “Receivables.”

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with guidance on these standards. Two loans totaling $134,000 were deemed to be impaired under the Bank’s policy at December 31, 2017, while four loans totaling $811,000 and two loans totaling $137,000 were deemed to be impaired under the Bank’s policy at December 31, 2016, and 2015, respectively.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2017, 2016, and, 2015, approximately 79.5%, 77.5%, and 76.7%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO also is relevant to the credit quality of a loan portfolio. As of December 31, 2017, December 31, 2016, and December 31, 2015, there were $134,000, $811,000, and $137,000, respectively, in nonperforming loans. We had no OREO at December 31, 2017, 2016, or 2015.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

	At December 31,
	2017	2016	2015
(dollars in thousands)
Total nonperforming loans	$134	$811	$137
OREO	-	-	-

Total nonperforming loans and foreclosed assets	$134	$811	$137

Total nonperforming loans as a percentage of total loans	0.05%	0.36%	0.07%
Total nonperforming assets as a percentage of total assets	0.04%	0.27%	0.06%

Loans restructured as troubled debt restructurings	$221	$76	$137

Troubled debt restructurings to loans	0.09%	0.03%	0.07%

Allowance for Loan Losses

As of December 31, 2017, our ALLL was allocated mostly to inherent loan losses using historical loss experience and qualitative risk factors, but we also had a $134,000 allocation for specific loan losses. Our ALLL was allocated as follows, as of the indicated dates.

	As of December 31,
	2017		2016		2015
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
(dollars in thousands)
Commercial real estate	$894	31.5%	$775	29.2%	$707	30.6%
Residential real estate and home equity	1,097	37.4	1,074	39.4	868	36.9
Construction	331	10.6	258	8.9	246	9.2
Commercial	724	17.4	714	20.6	596	21.3
Consumer	90	3.1	55	1.9	56	2.0

Total loans	$3,136	100.0%	$2,876	100.0%	$2,473	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the years indicated:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
ALLL at beginning of year	$2,876	$2,473	$2,098
Charge-offs:
Commercial real estate			-
Commercial	-	(17)	(52)
Construction	-	-	-
Residential and home equity	-	-	-
Consumer	(35)	(19)	(7)

Total charge-offs	(35)	(36)	(59)

Recoveries:
Commercial real estate	-	-	-
Commercial	16	-	-
Residential	-	-	-
Consumer	23	15	1

Total recoveries	39	15	1

Provision for loan losses charged to earnings	256	424	433
ALLL at end of year	$3,136	$2,876	$2,473

Ratio of net charge-offs (recoveries) during the year	-%	(0.01)%	(0.03)%
ALLL as a percentage of total loans at end of year	1.24%	1.28%	1.31%
ALLL as a percentage of nonperforming loans	2,340.3%	354.6%	1,805.1%

We believe that our ALLL at December 31, 2017, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Management believes that substantially all of our depositors are residents in our primary market area. Total deposits were $298.3 million at December 31, 2017, compared to $275.3 million at December 31, 2016, a $23.0 million, or 8.3%, increase. Noninterest-bearing deposits increased by $14.4 million, while interest-bearing deposits increased by $8.6 million.

The following table sets forth the distribution by type of our deposit accounts at the dates indicated:

	As of December 31,
	2017		2016
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
Deposit Types
Noninterest-bearing deposits	$76,216	25.5%	$61,856	22.5%
Money-market accounts	152,921	51.3	154,835	56.2
NOW	39,896	13.4	31,577	11.5
Savings	7,210	2.4	6,356	2.3

Subtotal	276,243	92.6	254,624	92.5

Time deposits:
0.00 - 0.50%	7,075	2.4	9,724	3.5
0.51 - 1.00%	7,197	2.4	7,531	2.7
1.01 - 1.50%	5,731	1.9	3,468	1.3
1.51 - 2.00%	2,051	0.7	-	-
2.01 - 2.50%	-	-	-	-

Total time deposits	22,054	7.4	20,723	7.5

Total deposits	$298,297	100.0%	$275,347	100.0%

The following table presents the maturities of our time deposits of $250,000 or more as of December 31, 2017:

(in thousands)
Time Deposits >$250,000
Due in three months or less	$-
Due from three months to six months	1,227
Due from six months to one year	6,546
Due over one year	2,953

Total	$10,726

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

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2017, to borrow up to $41.7 million. There were no advances outstanding at December 31, 2017 or 2016.

Capital Adequacy

Stockholders’ equity was $47.0 million as of December 31, 2017, compared to $27.1 million as of December 31, 2016. The Company announced on January 25, 2018, an annual dividend of $0.10 per share of common stock payable on March 6, 2018, to shareholders of record on February 15, 2018.

As of December 31, 2017, the Bank was considered to be “well capitalized” with a 9.48% Tier 1 Leverage ratio; a 12.80% Common Equity Tier 1 Risk-based Capital ratio and Tier 1 Risk-based Capital ratio, and a 14.01% Total Risk-based Capital ratio. Effective January 1, 2015, banks became subject to the following new capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2017
Tier 1 Leverage ratio to Average Assets	$33,146	9.48%	$13,983	4.00%	$17,479	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Capital to Risk-Weighted Assets	33,146	12.80	15,539	6.00	20,718	8.00
Total Capital to Risk-Weighted Assets	36,282	14.01	20,718	8.00	25,898	10.00

As of December 31, 2016:
Tier 1 Leverage ratio to Average Assets	$25,994	8.73%	$11,906	4.00%	$14,883	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Capital to Risk-Weighted Assets	25,994	11.70	13,326	6.00	17,769	8.00
Total Capital to Risk-Weighted Assets	28,772	12.95	17,769	8.00	22,211	10.00

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

The Bank’s liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities. Our primary liquid assets, excluding pledged securities, accounted for 21.1% and 19.7% of total assets at December 31, 2017 and December 31, 2016, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At December 31, 2017, the Bank had access to approximately $41.7 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $16.3 million in unsecured lines of credit maintained with correspondent banks. As of December 31, 2017, we had no borrowings under any of these lines. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $9.1 million at December 31, 2017.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At December 31, 2017, total deposits were $298.3 million, of which $10.7 million was in certificates of deposits of $250,000 or more. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

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

In 2016, the Company entered into an agreement with another bank. This agreement references an interest rate swap that was transacted between the other bank and its loan client (the “Counterparty”). Should the Counterparty default on its obligations under the interest rate swap agreement with the other bank, then the Company would be liable for 13.208% of all swap liabilities. The maximum potential credit exposure under this contract at December 31, 2017 is $45,000.

We minimize our exposure to loss under loan commitments, guaranteed accounts, and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2017:

At December 31,
2017
(in thousands)
Commitments to extend credit	$1,108
Construction loans in process	15,681
Unused lines of credit	37,959
Standby financial letters of credit	1,812
Standby performance letters of credit	104
Guaranteed accounts	1,220

Total off-balance sheet instruments	$57,884

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Prime Meridian Holding Company

Tallahassee, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2008.

Tampa, Florida

March 20, 2018

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2017	2016
(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$6,971	$4,817
Federal funds sold	20,148	25,963
Interest-bearing deposits	5,278	5,385

Total cash and cash equivalents	32,397	36,165
Securities available for sale	49,809	33,103
Loans held for sale	5,880	3,291
Loans, net of allowance for loan losses of $3,136 and $2,876	250,259	222,768
Federal Home Loan Bank stock	316	220
Premises and equipment, net	4,872	4,929
Deferred tax asset	339	533
Accrued interest receivable	978	798
Bank-owned life insurance	1,757	1,711
Other assets	573	423

Total assets	$347,180	$303,941

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$76,216	$61,856
Savings, NOW and money-market deposits	200,027	192,768
Time deposits	22,054	20,723

Total deposits	298,297	275,347

Official checks	1,146	632
Other liabilities	764	880

Total liabilities	300,207	276,859

Commitments and contingencies (notes 4, 8, and 15)

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,118,977 and 2,004,707 issued and outstanding	31	20
Additional paid-in capital	37,953	20,732
Retained earnings	9,285	6,563
Accumulated other comprehensive loss	(296)	(233)

Total stockholders’ equity	46,973	27,082

Total liabilities and stockholders’ equity	$347,180	$303,941

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016
Interest income:
Loans	$11,589	$9,956
Securities	983	700
Other	379	117

Total interest income	12,951	10,773

Interest expense:
Deposits	1,181	829
Other borrowings	-	1

Total interest expense	1,181	830

Net interest income	11,770	9,943

Provision for loan losses	256	424

Net interest income after provision for loan losses	11,514	9,519

Noninterest income:
Service charges and fees on deposit accounts	322	250
Mortgage banking revenue	1,255	935
Income from bank-owned life insurance	46	49
(Loss) gain on sale of securities available for sale	(1)	102
Other income	351	294

Total noninterest income	1,973	1,630

Noninterest expense:
Salaries and employee benefits	5,056	4,131
Occupancy and equipment	947	907
Professional fees	320	346
Advertising	574	487
FDIC assessment	158	152
Software maintenance, amortization and other	535	501
Other	1,345	1,188

Total noninterest expense	8,935	7,712

Earnings before income taxes	4,552	3,437
Income taxes	1,735	1,217

Net earnings	$2,817	$2,220

Earnings per common share:
Basic	$1.04	$1.12

Diluted	$1.04	$1.11

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2017	2016
Net earnings	$2,817	$2,220
Other comprehensive loss:
Change in unrealized loss on securities:
Unrealized loss arising during the year	(27)	(358)
Reclassification adjustment for realized loss (gain)	1	(102)

Net change in unrealized loss	(26)	(460)
Deferred income tax benefit on above change	8	171
One-time reclassification for newly enacted corporate tax rate	(45)	-

Total other comprehensive loss	(63)	(289)

Comprehensive income	$2,754	$1,931

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

					Accumulated
					Other
					Compre-
			Additional		hensive	Total
	Common Stock		Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
(dollars in thousands)
Balance at December 31, 2015	1,975,329	$20	$20,415	$4,442	$56	$24,933

Net earnings	-	-	-	2,220	-	2,220

Dividends paid	-	-	-	(99)	-	(99)

Net change in unrealized loss on securities available for sale, net of income tax benefit of $171	-	-	-	-	(289)	(289)

Stock options exercised	25,450	-	261	-	-	261

Common stock issued as compensation to directors	3,928	-	55	-	-	55

Stock-based compensation	-	-	1	-	-	1

Balance at December 31, 2016	2,004,707	$20	$20,732	$6,563	$(233)	$27,082

Net earnings	-	$-	$-	$2,817	$-	$2,817

Dividends paid	-	-	-	(140)	-	(140)

Net change in unrealized loss on securities available for sale, net of income tax benefit of $8 and one-time reclassification for newly enacted corporate tax rate	-	-	-	45	(63)	(18)

Stock options exercised	19,450	-	195	-	-	195

Common stock issued as compensation to directors	3,912	-	65	-	-	65

Sale of common stock, net of stock offering costs of $1,043	1,090,908	11	16,946	-	-	16,957

Stock-based compensation	-	-	15	-	-	15

Balance at December 31, 2017	3,118,977	$31	$37,953	$9,285	$(296)	$46,973

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net earnings	$2,817	$2,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	519	528
Provision for loan losses	256	424
Net amortization of deferred loan fees	(74)	(64)
Deferred income taxes	202	6
Loss (gain) on sale of securities available for sale	1	(102)
Amortization of premiums and discounts on securities available for sale	425	430
Gain on sale of loans held for sale	(1,101)	(813)
Proceeds from the sale of loans held for sale	65,905	49,739
Loans originated as held for sale	(67,393)	(49,495)
Stock issued as compensation	65	55
Stock-based compensation expense	15	1
Income from bank-owned life insurance	(46)	(49)
Net increase in accrued interest receivable	(180)	(106)
Net (increase) decrease in other assets	(150)	198
Net increase (decrease) in other liabilities and official checks	398	(26)

Net cash provided by operating activities	1,659	2,946

Cash flows from investing activities:
Loan originations, net of principal repayments	(27,673)	(36,052)
Purchase of securities available for sale	(23,524)	(13,425)
Principal repayments of securities available for sale	5,553	7,892
Proceeds from the sale of securities available for sale	750	8,248
Maturities and calls of securities available for sale	63	1,457
Purchase of Federal Home Loan Bank stock	(96)	(31)
Purchase of premises and equipment	(462)	(1,235)

Net cash used in investing activities	(45,389)	(33,146)

Cash flows from financing activities:
Net increase in deposits	22,950	57,774
Proceeds from stock options exercised	195	261
Proceeds from sale of common stock, net	16,957	-
Dividends paid	(140)	(99)

Net cash provided by financing activities	39,962	57,936

Net (decrease) increase in cash and cash equivalents	(3,768)	27,736
Cash and cash equivalents at beginning of year	36,165	8,429

Cash and cash equivalents at end of year	$32,397	$36,165

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,179	$830

Income taxes	$1,698	$1,030

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax benefit	$(18)	$(289)

One-time reclassification for newly enacted corporate tax rate	$(45)	$-

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2017 and 2016 and for the Years Then Ended

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

At December 31, 2017 and 2016, the Company was required by law or regulation to maintain cash reserves with the Federal Reserve Bank, in noninterest-bearing accounts with other banks or in the vault in the amounts of $2,618,000 and $1,799,000 respectively.

Securities. Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from operations and reported in accumulated other comprehensive loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity or call date, if applicable.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale includes mortgage loans and Small Business Administration (“SBA”) loans which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. For the years ended December 31, 2017 and 2016, gains on loans held for sale are reported on the Consolidated Statements of Earnings under noninterest income in mortgage banking revenue, as there were no SBA loans sold during 2017 or 2016. At December 31, 2017 loans held for sale were $5,880,000 compared to $3,291,000 at December 31, 2016. At December 31, 2017 and 2016, market values exceeded book values in the aggregate.

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

The accrual of interest on all portfolio classes is discontinued at the time the loan is ninety-days delinquent unless the loan is well collateralized and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or loans that are charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms that a loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2017 and 2016.

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

The general component covers all other loans and is based on the following factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding thirty-six months. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include any deterioration of property values, reduced consumer and business spending as a result of unemployment and reduced credit availability, and a lack of confidence in the economy. The historical experience is adjusted for the following qualitative factors: (1) changes in lending policies and procedures, risk selection and underwriting standards; (2) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (3) changes in the experience, ability and depth of lending management and other relevant staff; (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (5) quality of loan review and Board of Directors oversight; (6) changes in the nature and volume of the loan portfolio and terms of loans; (7) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (8) changes in collateral dependent loans; and (9) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for all loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral-dependent.

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

Off-Balance Sheet Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, construction loans in process, unused lines of credit, standby financial and performance letters of credit and guaranteed accounts. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2017, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Off-Balance Sheet Instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing (Level 3).

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update. In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company’s other deferred tax assets. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which will require lessees to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its consolidated financial statements. Early adoption is permitted.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update, Continued. In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

In February 2018, the FASB issued ASU No. 2018-02), Income Statement Reporting Comprehensive Income (Topic 220). The ASU requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The Company early adopted the ASU. The impact of the ASU was to increase retained earnings and other comprehensive loss by $45,000.

(2)	Securities Available for Sale

Securities have been classified according to management’s intention. The carrying amount of securities and their fair values are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At December 31, 2017
U.S. Government agency securities	$1,251	$6	$(8)	$1,249
Municipal securities	12,340	128	(95)	12,373
Mortgage-backed securities	36,614	23	(450)	36,187

Total	$50,205	$157	$(553)	$49,809

At December 31, 2016
U.S. Government agency securities	$2,186	$2	$(17)	$2,171
Municipal securities	12,614	91	(282)	12,423
Mortgage-backed securities	18,673	36	(200)	18,509

Total	$33,473	$129	$(499)	$33,103

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At December 31, 2017
U.S. Government agency securities	$1,249	$-	$1,249	$-
Municipal securities	12,373	-	12,373	-
Mortgage-backed securities	36,187	-	36,187	-

Total	$49,809	$-	$49,809	$-

At December 31, 2016
U.S. Government agency securities	$2,171	$-	$2,171	$-
Municipal securities	12,423	-	12,423	-
Mortgage-backed securities	18,509	-	18,509	-

Total	$33,103	$-	$33,103	$-

During the years ended December 31, 2017 and 2016, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows:

	Amortized	Fair
	Cost	Value
(in thousands)
At December 31, 2017
Due in less than one year	$511	$511
Due in one to five years	2,452	2,417
Due in five to ten years	7,863	7,951
Due after ten years	2,765	2,743
Mortgage-backed securities	36,614	36,187

Total	$50,205	$49,809

The following summarizes sales of securities available for sale:

	Year Ended December 31,
(in thousands)	2017	2016
Proceeds from sale of securities	$750	$8,248
Gross gains	-	102
Gross losses	(1)	-

Net (loss) gain on sale of securities	$(1)	$102

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

At December 31, 2017 and 2016, securities with a fair value of $9,090,302 and $9,279,000, respectively, were pledged as collateral for public deposits and for other borrowings with clients.

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At December 31, 2017
Securities Available for Sale
U.S. Government agency securities	$(8)	$694	$-	$-
Municipal securities	(36)	1,831	(59)	1,203
Mortgage-backed securities	(308)	29,742	(142)	5,667

Total	$(352)	$32,267	$(201)	$6,870

At December 31, 2016
Securities Available for Sale
U.S. Government agency securities	$(17)	$1,529	$-	$-
Municipal securities	(282)	6,111	-	-
Mortgage-backed securities	(191)	12,709	(9)	501

Total	$(490)	$20,349	$(9)	$501

The unrealized losses on thirty-four and twenty-four securities at December 31, 2017 and 2016, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans

The segments and classes of loans are as follows:

	At December 31,
(in thousands)	2017	2016
Real estate mortgage loans:
Commercial	$79,565	$65,805
Residential and home equity	94,824	88,883
Construction	26,813	19,991

Total real estate mortgage loans	201,202	174,679

Commercial loans	44,027	46,340
Consumer and other loans	7,742	4,275

Total loans	252,971	225,294

Add (Less):
Net deferred loan costs	424	350
Allowance for loan losses	(3,136)	(2,876)

Loans, net	$250,259	$222,768

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

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

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that are typically owner-occupied, but also includes nonowner-occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flow of the borrower. The maturity for this type of loan is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Bank typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flow and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential, and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Year Ended December 31, 2017
Beginning balance	$775	$1,074	$258	$714	$55	$2,876
Provision (credit) for loan losses	119	23	73	(6)	47	256
Net (charge-offs) recoveries	-	-	-	16	(12)	4

Ending balance	$894	$1,097	$331	$724	$90	$3,136

At December 31, 2017
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$134	$-	$134

Balance in allowance for loan losses	$-	$-	$-	$134	$-	$134

Collectively evaluated for impairment:
Recorded investment	$79,565	$94,824	$26,813	$43,893	$7,742	$252,837

Balance in allowance for loan losses	$894	$1,097	$331	$590	$90	$3,002

Year Ended December 31, 2016
Beginning balance	$707	$868	$246	$596	$56	$2,473
Provision (credit) for loan losses	68	206	12	135	3	424
Net (charge-offs) recoveries	-	-	-	(17)	(4)	(21)

Ending balance	$775	$1,074	$258	$714	$55	$2,876

At December 31, 2016
Individually evaluated for impairment:
Recorded investment	$-	$662	$73	$76	$-	$811

Balance in allowance for loan losses	$-	$-	$-	$76	$-	$76

Collectively evaluated for impairment:
Recorded investment	$65,805	$88,221	$19,918	$46,264	$4,275	$224,483

Balance in allowance for loan losses	$775	$1,074	$258	$638	$55	$2,800

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2017
Grade:
Pass	$74,560	$92,282	$26,356	$42,874	$7,715	$243,787
Special mention	4,382	2,122	298	591	27	7,420
Substandard	623	420	159	562	-	1,764
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$79,565	$94,824	$26,813	$44,027	$7,742	$252,971

At December 31, 2016
Grade:
Pass	$61,734	$84,695	$19,485	$45,623	$4,227	$215,764
Special mention	4,071	3,152	333	250	46	7,852
Substandard	-	1,036	173	467	2	1,678
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$65,805	$88,883	$19,991	$46,340	$4,275	$225,294

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

At December 31, 2017, there were two loans over sixty days past due and accruing, no loans past due ninety days or more but still accruing and two loans on nonaccrual. Age analysis of past-due loans at December 31, 2017 and 2016 is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2017:
Real estate mortgage loans:
Commercial	$-	$623	$-	$623	$78,942	$-	$79,565
Residential and home equity	-	255	-	255	94,569	-	94,824
Construction	-	-	-	-	26,813	-	26,813
Commercial loans	-	-	-	-	43,893	134	44,027
Consumer and other loans	-	-	-	-	7,742	-	7,742

Total	$-	$878	$-	$878	$251,959	$134	$252,971

At December 31, 2016:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$65,805	$-	$65,805
Residential and home equity	371	-	-	371	87,850	662	88,883
Construction	-	-	-	-	19,918	73	19,991
Commercial loans	-	-	-	-	46,264	76	46,340
Consumer and other loans	-	-	-	-	4,275	-	4,275

Total	$371	$-	$-	$371	$224,112	$811	$225,294

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2017:
Commercial loans	$-	$-	$134	$134	$134	$134	$134	$134

Total	$-	$-	$134	$134	$134	$134	$134	$134

At December 31, 2016:
Real estate mortgage loans:
Residential and home equity	$662	$662	$-	$-	$-	$662	$662	$-
Construction loans	73	73	-	-	-	73	73	-
Commercial loans	-	-	76	76	76	76	76	76

Total	$735	$735	$76	$76	$76	$811	$811	$76

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class is as follows:

	Average	Interest	Interest
	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received
Year Ended December 31, 2017
Residential & Home Equity	$277	$28	$28
Construction	42	1	4
Commercial	64	-	-

Total	$383	$29	$32

Year Ended December 31, 2016
Residential & Home Equity	$354	$-	$14
Construction	19	-	-
Commercial	107	7	6

Total	$480	$7	$20

There were no collateral dependent impaired loans measured at fair value on a nonrecurring basis at December 31, 2017 or 2016.

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

The Company entered into a new troubled debt restructured loan during the year ended December 31, 2017. The troubled debt restricting entered into in 2017 did not subsequently default during that year. The Company did not enter into any new troubled debt restructurings during the year ended December 31, 2016.

Year Ended December 31, 2017
		Pre-	Post-	Current
		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
(in thousands)
Troubled Debt Restructurings -
Residential and home equity:
Modified principal	1	$153	$169	$164

Total	1	$153	$169	$164

The Company grants the majority of its loans to borrowers throughout Leon County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy of this area. The Company does not have any significant concentrations to any one industry or client.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment

A summary of premises and equipment follows:

	At December 31,
	2017	2016
(in thousands)
Land	$690	$690
Buildings	3,736	2,461
Leasehold improvements	416	411
Furniture, fixtures and equipment	1,160	993
Computer and software	2,140	1,943
Construction in progress	-	1,181

Total, at cost	8,142	7,679

Less accumulated depreciation and amortization	(3,270)	(2,750)

Premises and equipment, net	$4,872	$4,929

Construction in progress relates to the construction of the Company’s branch office in Crawfordville, FL, which was substantially complete at December 31, 2016.

The Company leases an office facility under an operating lease which expires in 2022, but has one 5-year option to extend. This lease requires monthly lease payments and common area maintenance charges and contains escalation clauses during the term of the lease. The Company also had an operating lease that expired in November, 2017, with no options to renew. Rent expense under these operating leases during the years ended December 31, 2017 and 2016 was $155,000 and $147,000, respectively. Future minimum rental commitments, including renewal options, under the current operating lease are indicated in the following table.

(in thousands)
Year Ending December 31,	Amount
2018	$90
2019	90
2020	90
2021	90
2022	90

Total	$450

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $10.7 million and $9.0 million at December 31, 2017 and 2016, respectively.

A schedule of maturities of time deposits at December 31, 2017 follows:

(in thousands)
Year Ending December 31,	Amount
2018	$16,942
2019	2,457
2020	538
2021	21
2022	2,096

Total	$22,054

(6)	Other Borrowings

The Company has pledged collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) for future advances which will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $41.7 million as of December 31, 2017 from the FHLB. There were no advances outstanding at December 31, 2017 or 2016. The Company also has available credit of $16.3 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank.

(7)	Income Taxes

The components of the income taxes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Current:
Federal	$1,309	$1,031
State	224	180

Total current	1,533	1,211

Deferred:
Federal	193	1
State	9	5

Total deferred	202	6

Total income taxes	$1,735	$1,217

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)	Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate of 34% and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2017		2016
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
(dollars in thousands)
Income taxes at statutory rate	$1,548	34.0%	$1,169	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	154	3.4	122	3.5
Tax-exempt income	(97)	(2.1)	(82)	(2.4)
Stock-based compensation	(60)	(1.3)	-	-
Change in federal rate	155	3.4	-	-
Other nondeductible expenses	35	0.7	8	0.3

Total	$1,735	38.1%	$1,217	35.4%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	At December 31,
	2017	2016
(in thousands)
Deferred tax assets:
Allowance for loan losses	$744	$1,008
Organizational and start-up costs	49	87
Stock-based compensation	12	18
Unrealized losses on securities available for sale	100	137
Other	23	16

Deferred tax assets	928	1,266

Deferred tax liabilities:
Prepaid Expenses	(70)	(69)
Deferred loan costs	(317)	(392)
Premises and equipment	(202)	(272)

Deferred tax liabilities	(589)	(733)

Net deferred tax asset	$339	$533

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2014.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, among other provisions, reduced the corporate tax rate from 35% to 21%. As a result, the Company recorded additional tax expense of $155,000 to measure the net Deferred Tax Asset at the new enacted tax rate. An election was also made to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)	Off-Balance Sheet Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments are commitments to extend credit, construction loans in process, unused lines of credit, standby letters of credit, and guaranteed accounts and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for available lines of credit, construction loans in process and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit, construction loans in process and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those secured letters of credit totaled $413,000 at December 31, 2017.

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

In 2016, the Company entered into an agreement with another bank. This agreement references an interest rate swap that was transacted between the other bank and its loan client (the “Counterparty”). Should the Counterparty default on its obligations under the interest rate swap agreement with the other bank, then the Company would be liable for 13.208% of all swap liabilities. The maximum potential credit exposure under this contract at December 31, 2017 is $45,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)	Off-Balance Sheet Financial Instruments, Continued

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2017 is as follows:

At December 31, 2017
(in thousands)
Commitments to extend credit	$1,108

Construction loans in process	$15,681

Unused lines of credit	$37,959

Standby financial letters of credit	$1,812

Standby performance letters of credit	$104

Guaranteed accounts	$1,220

(9)	Stock Compensation Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015, and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2017, 11,540 stock options have been granted under the 2015 plan. At December 31, 2017, 456,307 options are available for grant.

A summary of the activity in the Company’s 2015 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2016	-	-
Options granted	11,540	$17.03

Outstanding at December 31, 2017	11,540	$17.03	4.1 years	$16,000

Exercisable at December 31, 2017	11,540	$17.03	4.1 years	$16,000

The fair value of shares vested and recognized as compensation expense was $15,000 for the year ended December 31, 2017. There was no share-based compensation expense during the year ended December 31, 2016. At December 31, 2017, there was no unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2015 Plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Stock Compensation Plans, Continued

The fair value of each option granted during the year ended December 31, 2017 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2015	75,500	$10.19
Options exercised	(25,450)	10.29
Options forfeited	(7,850)	10.00

Outstanding at December 31, 2016	42,200	$10.16

Options exercised	(19,450)	10.00
Options forfeited	(550)	10.00

Outstanding at December 31, 2017	22,200	$10.31	1.7 years	$180,000

Exercisable at December 31, 2017	21,700	$10.30	1.7 years	$176,000

At December 31, 2017, there was no unrecognized compensation expense related to non-vested, share-based compensation arrangements granted under the 2007 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Stock Compensation Plans, Continued

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the- Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. In 2017 and 2016, our directors received 3,912 and 3,928 shares of common stock, respectively, in lieu of cash, under the Directors’ Plan. At December 31, 2017, 58,102 shares remained available for grant.

(10)	Profit Sharing Plan

The Company sponsors a 401(k)-profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit sharing plan are discretionary and determined annually. Contributions to the plan for the years ended December 31, 2017 and 2016 were $142,000 and $128,000, respectively.

(11)	Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following table summarizes these transactions:

	Year Ended December 31,
(in thousands)	2017	2016
Loans:
Beginning balance	$5,942	$6,082
Originated during the year	634	1,216
Principal repayments	(706)	(1,356)

Ending balance	$5,870	$5,942

Deposits at year-end	$10,008	$13,947

From the Bank’s formation until February, 2016, the Company leased an office facility from a related party. In February, 2016, the building was purchased by a non-related party. Rent expense under this operating lease from the related party during the years ended December 31, 2017 and 2016 was $0 and $10,000 respectively. In addition, the Bank purchases various insurance policies through a company that employs the spouse of one of our directors and former CFO. The premiums paid totaled $740,000 in 2017 and $523,000 in 2016 and included health insurance premiums for employees.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		At December 31, 2017		At December 31, 2016
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$32,397	$32,397	$36,165	$36,165
Securities available for sale	2	49,809	49,809	33,103	33,103
Loans held for sale	3	5,880	6,039	3,291	3,500
Loans, net	3	250,259	249,628	222,768	221,320
Federal Home Loan Bank stock	3	316	316	220	220
Accrued interest receivable	3	978	978	798	798

Financial liabilities-
Deposits	3	298,297	298,403	275,347	275,433
Off-Balance Sheet financial instruments	3	-	-	-	-

(13)	Dividend Restrictions

The Holding Company is limited in the amount of cash dividends it may declare and pay by the amount of capital is has retained and the amount of dividends it can receive from the Bank. The Bank is limited in the amount of cash dividends that may be paid. The amount of cash dividends that may be paid is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Bank must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Bank could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

(14)	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations which phase in full compliance over a multi-year schedule. These regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14)	Regulatory Matters, Continued

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. In the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive income (loss) from regulatory capital. Beginning January 1, 2016, the Bank became subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2017 and 2016, the Bank’s capital conservation buffer exceeds the minimum requirement of 1.25% and 0.625%, respectively. The required conservation buffer of 2.5% is to be phased in over two years. Each January 1st, the buffer will increase by 0.625%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2017, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2017
Tier 1 Leverage ratio to Average Assets	$33,146	9.48%	$13,983	4.00%	$17,479	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Capital to Risk-Weighted Assets	33,146	12.80	15,539	6.00	20,718	8.00
Total Capital to Risk-Weighted Assets	36,282	14.01	20,718	8.00	25,898	10.00

As of December 31, 2016:
Tier 1 Leverage ratio to Average Assets	$25,994	8.73%	$11,906	4.00%	$14,883	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	25,994	11.70	9,995	4.50	14,437	6.50
Tier 1 Capital to Risk-Weighted Assets	25,994	11.70	13,326	6.00	17,769	8.00
Total Capital to Risk-Weighted Assets	28,772	12.95	17,769	8.00	22,211	10.00

(15)	Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s financial statements. As of December 31, 2017, there is no pending or threatened litigation of which management is aware.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)	Earnings Per Share

Earnings per share (“EPS”) has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method:

	2017			2016
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Year Ended December 31,
Basic EPS:
Net earnings	$2,817	2,704,382	$1.04	$2,220	1,982,334	$1.12
Effect of dilutive securities-incremental shares from assumed conversion of options		7,317			8,827

Diluted EPS:
Net earnings	$2,817	2,711,699	$1.04	$2,220	1,991,161	$1.11

(17)	Parent Company Only Financial Information

The Holding Company’s unconsolidated financial information follows:

	At December 31,
(in thousands)	2017	2016
Assets
Cash	$14,103	$1,301
Investment in subsidiary	32,850	25,761
Other assets	20	20

Total assets	$46,973	$27,082

Stockholders’ Equity
Stockholders’ equity	$46,973	$27,082

Total liabilities and stockholders’ equity	$46,973	$27,082

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(17)	Parent Company Only Financial Information, Continued

Condensed Statements of Earnings
	Year Ended December 31,
(in thousands)	2017	2016
Revenues	$-	$-
Expenses	(440)	(421)
Income tax benefit	165	159

Loss before earnings of subsidiary	(275)	(262)
Net earnings of subsidiary	3,092	2,482

Net earnings	$2,817	$2,220

Condensed Statements of Cash Flows
	Year Ended December 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net Earnings	$2,817	$2,220
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(3,092)	(2,482)
Stock issued as compensation	65	55
Net decrease in other assets	-	207

Net cash used in operating activities	(210)	-

Cash flows from financing activities:
Proceeds from sale of common stock	16,957	-
Proceeds from stock options exercised	195	261

Net cash provided by financing activities	17,152	261

Cash flows from investment activities:
Cash dividend paid	(140)	(99)
Cash infusion to subsidiary	(4,000)	-

Net cash used by investing activities	(4,140)	(99)

Net increase in cash	12,802	162
Cash at beginning of the year	1,301	1,139

Cash at end of year	$14,103	$1,301

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive loss of subsidiary, net of change in unrealized loss on securities available for sale, net of tax	$(18)	$(289)

Stock-based compensation expense of subsidiary	$15	$1

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company consulted with an external consulting firm to assist in management’s evaluation of the adequacy of the Bank’s policies and procedures in the areas of internal operational controls and safeguarding of assets, and when applicable, compliance with regulatory guidelines. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the year ended December 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Boards of Directors of PMHG and the Bank are each composed of the same fourteen members. The members of both Boards of Directors are elected each year for one-year terms. Our shareholders elect the Company’s Board of Directors, while the Company (as the sole shareholder), elects the Board of Directors of the Bank. Executive officers of the Company and of the Bank are elected annually by the respective Boards of Directors.

The following table lists the names and ages of all directors and executive officers of the Company and the Bank and indicates all positions and offices with PMHG and the Bank held by each person, as of December 31, 2017. Also included in the table is the year in which each person commenced service with Prime Meridian, and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

				Year
				Joined
		Position with the	Position with the	Prime
Name	Age	Company	Bank	Meridian	Principal Occupation

William D. Crona	69	Director	Director	2010	Financial Consultant, Investor & CPA
Sammie D. Dixon, Jr.	48	Vice Chairman, CEO, President, Director	Vice Chairman, CEO, President, Director	2010	Chief Executive Officer & President(1)
Steven L. Evans	70	Director	Director	2010	Retired IBM Executive
R. Randy Guemple	66	CFO, EVP, Director	CFO, EVP, Director	2010	Executive Vice President, Chief Financial Officer(2)
Chris L. Jensen, Jr.	61	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Kathleen C. Jones	64	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer(3)
Robert H. Kirby	51	Director	Director	2010	Businessman, Partner in Rehab Technologies
Frank L. Langston	60	Director	Director	2010	Principal of NAI TALCOR
Todd A. Patterson, D.O.	67	Director	Director	2010	Osteopathic Physician(4)
L. Collins Proctor, Sr.	48	Director	Director	2010	Partner/Chief Operating Officer Facility Solutions Management
Garrison A. Rolle, M.D.	56	Director	Director	2010	Orthopedic Surgeon
Steven D. Smith	64	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee
Marjorie R. Turnbull	76	Director	Director	2010	Consultant
Susan Payne Turner	50	N/A	EVP, Chief Risk Officer	2016	Executive Vice President, Chief Risk Officer
Richard A. Weidner	72	Chairman	Chairman	2010	CPA, Partner with Carr, Riggs & Ingram, LLC

(1)	Director Dixon was elected Vice Chairman in February, 2018.
(2)	Director Guemple became Executive Vice President and Chief Financial Officer of the Company and of the Bank on January 1, 2016.
(3)	Director Jones retired from her positions as Executive Vice President and Chief Financial Officer of the Company and the Bank on December 31, 2015.
(4)	Director Patterson is retiring from the Boards of Directors of the Company and the Bank, accordingly his service on both Boards of Directors will end on May 3, 2018.

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information.

Executive Officers

Sammie D. Dixon, Jr., age 48, was part of the management team that formed both the Bank and Prime Meridian. He was elected Vice Chairman in February, 2018 and also serves as President and Chief Executive Officer of the Bank and Prime Meridian. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. Before that, he served as Chief Executive Officer and President for Bank of Thomas County from August 2003 to June 2005. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. Mr. Dixon began his banking career with NationsBank in 1997. Mr. Dixon is an Administrative Committee Member of the American Bankers Association’s Community Bankers Council. Mr. Dixon is active in the community as a member of the Rotary Club of Tallahassee and member of the Tallahassee Memorial HealthCare Foundation Board of Trustees. He serves on the Boards of the Boys & Girls Clubs of the Big Bend and the Greater Tallahassee Chamber of Commerce. Mr. Dixon attends Saint Peter’s Anglican Church.

R. Randy Guemple, age 66, is a founding member of the Boards of the Bank and Prime Meridian. On January 1, 2016, he was appointed Prime Meridian’s and the Bank’s Chief Financial Officer and Executive Vice President. He is also a certified public accountant. Prior to assuming these offices, he was a retired bank Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida. He is a Past Chairman of the Financial Managers Society, Inc., headquartered in Chicago, Illinois. Mr. Guemple is a Past Chairman of the Board of Trustees for the Tallahassee Memorial HealthCare Foundation, Inc. and the Southern Scholarship Foundation, Inc. in Tallahassee, Florida. He is also Director Emeritus of Elder Care Services, Inc. and an active member of the Tallahassee Kiwanis Club. Mr. Guemple is a graduate of Florida State University (FSU) where he received a Bachelor of Science in Accounting and his Master of Business Administration. He played baseball while at FSU and is a member of Good Shepherd Catholic Church. The Board of Directors believes that Mr. Guemple’s banking and finance experience along with his intimate knowledge of the Bank qualify him to serve on the Company’s Board of Directors.

Chris L. Jensen, Jr., age 61, was part of the management team that formed both the Bank and Prime Meridian. He is an Executive Vice President of Prime Meridian and the Bank’s Executive Vice President and Senior Lender. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over thirty-nine years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Boards of several local groups, including the Suwannee River Area Council for the Boy Scouts of America, and the Young Actors Theatre. The Board of Directors believes that Mr. Jensen’s extensive banking experience and intimate knowledge of the Bank’s lending activities and market qualify him to serve on the Company’s Board of Directors.

Company and Bank Directors

William D. Crona, age 69, is a founding member of the Boards of the Bank and Prime Meridian. He is a certified public accountant. In 2005, he retired from a twenty-three-year career with the accounting firm of Law, Redd, Crona and Munroe, P.A., Tallahassee, Florida, where he served as a partner. He currently is a financial consultant and investor in the Tallahassee area. Mr. Crona serves on the Boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, TEC Incorporated, SAVA, the City of Tallahassee Citizen Advisory Board, Terra, and Verdicorp, Inc. The Board of Directors has determined that Mr. Crona’s financial and accounting experience, as well as his familiarity with the Tallahassee market area, qualify him to serve on the Company’s Board of Directors.

Steven L. Evans, age 70, is a founding member of the Boards of the Bank and Prime Meridian. He retired from a thirty-year career with IBM in 2003 where he served as Vice President of its North American Education business and IBM’s Senior State Executive for its Florida operations. After graduating from the University of Michigan, Mr. Evans played in the St. Louis Cardinal Baseball organization for six years before joining IBM. Mr. Evans currently serves on the Boards of the Florida Taxwatch Research Institute, Tallahassee Memorial Hospital, Ghost Controls, Inc., Vineyard Capital, Municipal Code Corporation, Fringe Benefits Management Corporation, Applied Fiber Holdings, Inc., United Way of the Big Bend, and The State of Florida – Technology Advisory Board, as well as serving as an Advisor for Elder Care Services and the FSU Marine Research Lab. The Board has concluded that Mr. Evans’ business experience and significant involvement in the community qualify him to serve on the Company’s Board of Directors.

Kathleen C. Jones, age 64, was part of the management team that formed both the Bank and Prime Meridian and has been a member of both Boards since 2011. She retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer on December 31, 2015. Prior to joining the Bank, she spent thirty-six years with SunTrust Bank and its Tallahassee predecessor institutions. Mrs. Jones retired from SunTrust Bank in 2007, at the position of North Florida Regional Senior Vice President, Senior Banking Operations Manager. She is a 1978 graduate of Florida State University where she received a Bachelor of Science in Finance. She also is a 1988 graduate of the Graduate School of Banking of the South in Baton Rouge, Louisiana. Mrs. Jones is a member of Thomasville Road Baptist Church. The Board of Directors believes that Mrs. Jones’ extensive banking experience and intimate knowledge of the Company’s financial operations qualify her to serve on the Company’s Board of Directors.

Robert H. Kirby, age 51, was elected to Prime Meridian’s and the Bank’s Board in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby currently serves as President and Chief Executive Officer of Cedar Creek Land and Timber Company, Inc. and T.R. Miller Woodlands, Inc., and as a member of the management executive committees of T.R. Miller Mill Company, Inc. and Neal Land Alabama, Inc., all located in Brewton, Alabama. Mr. Kirby received a bachelor’s degree from the University of the South, Sewanee, Tennessee and a Master of Business Administration from the University of Alabama, Tuscaloosa, Alabama. He serves on the Boards of a number of private companies and non-profit organizations, including Tall Timbers Research, Inc. The Board of Directors has determined that Mr. Kirby’s business experience and knowledge of the Tallahassee market qualify him to serve on the Company’s Board of Directors.

Frank L. Langston, age 60, is a founding member of the Boards of the Bank and Prime Meridian. He has been a principal/owner, since 2000, with the real estate services company NAI TALCOR, located in Tallahassee. From 1990 to 2000, Mr. Langston was affiliated with NAI TALCOR as an independent contractor. After attending Auburn University, Mr. Langston entered the management training program of First Florida Banks in Tampa. While assigned to the Marketing Department, Mr. Langston gained valuable first hand real estate experience in locating bank branch locations around the state. In addition, he participated in strategic planning, new product development, and market analysis. From 1981 to 1984, Mr. Langston served as Marketing Director with the responsibility of business development for the Tallahassee office. In May 1989, he entered the commercial real estate business specializing in retail and office sales and leasing, and bank-owned real estate. Mr. Langston is a Certified Commercial Investment Member, a Florida licensed broker-salesman, and an Alabama licensed broker. He is also a member of the National Association of Realtors, the Florida Association of Realtors, and the Tallahassee Association of Realtors. He currently serves on the Board of Anna’s Foundation, Advisory Board of the Master of Real Estate Development Program at Auburn University and the Community Board of the Tallahassee Campus of the Florida State University College of Medicine. The Board believes that his business experience and knowledge of the real estate market qualify him to serve on the Company’s Board of Directors.

Todd A. Patterson, D.O., age 67, is a founding member of the Boards of the Bank and Prime Meridian and will retire from both Boards of Directors on May 3, 2018. He is an osteopathic physician and owner of Magnolia Pediatrics, where he specializes in the treatment of children. He is the former Director of the Neonatal Intensive Care Unit for Tallahassee Memorial Hospital and is also one of the founders of the Tallahassee Ronald McDonald House. Dr. Patterson received his bachelor’s degree from Hobart & William Smith College, Geneva, New York and his Doctorate of Osteopathy from the College of Osteopathic Medicine & Surgery, Des Moines, Iowa. He serves on the Board of Trustees for Tallahassee Memorial HealthCare Foundation.

L. Collins Proctor, Sr., age 48, is a founding member of the Boards of the Bank and Prime Meridian. He is a co-founding partner of Facility Solutions & Management, LLC (“FSM”), a locally-based energy and facility solutions company serving government, corporate, educational, and non-profit clients throughout the United States. FSM’s core services include engineering, building controls, energy services, capital improvements, and performance-based contracting. Mr. Proctor focuses primarily within FSM’s “Energy Services” division (previously referred to as kW Control which Mr. Proctor also founded) overseeing the underwriting and financing of performance-based engineering and capital improvement projects. Mr. Proctor is also an investment partner of Red Brick Partners, LLC, a real estate and private equity investment entity started in 2006. Prior to 2006, Mr. Proctor owned and managed a North Florida real estate acquisition and construction advisory firm, an affiliate of a national firm with which he was associated for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University and his Master of Business Administration from Emory University, between which times he served five years with NationsBank (now Bank of America) in its leveraged leasing division managing over $3.5 billion in equipment financing for large corporate clients. Mr. Proctor also serves on the Board of the Tallahassee Downtown Improvement Authority. The Board has concluded that Mr. Proctor’s business and banking experience, as well as his knowledge of the Tallahassee market area qualify him to serve on the Company’s Board of Directors.

Garrison A. Rolle, M.D., age 56, is a founding member of the Boards of the Bank and Prime Meridian. He is an orthopedic surgeon who joined the Tallahassee Orthopedic Clinic in 1997. He served on AmSouth Bank’s Advisory Board of Directors in Tallahassee and was formerly a director of Regions Bank in Tallahassee. Dr. Rolle played football for the University of Florida while pursuing his Bachelor of Science degree. He received his medical degree from the University of Florida College of Medicine. The Board of Directors has concluded that Dr. Rolle’s business and banking experience and his knowledge of the Tallahassee community qualify him to serve on the Company’s Board of Directors.

Steven D. Smith, age 65, is a founding member of the Boards of the Bank and Prime Meridian. He is an owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle, including Tallahassee, Florida. Mr. Smith currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately thirty-eight million U.S. households. He also serves as a member of the Florida Highway Patrol Advisory Council. Mr. Smith is also the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama. The Board of Directors believes Mr. Smith’s business and banking experience, as well as his knowledge of the Tallahassee community, qualify him to serve on the Company’s Board of Directors.

Marjorie R. Turnbull, age 77, is a founding member of the Boards of the Bank and Prime Meridian. She currently is a consultant for non-profit organizations. Previously, she served as the Vice President for Institutional Advancement and the Executive Director of the Tallahassee Community College Foundation from 1995 until her retirement in 2006. From 1994 to 2000, Mrs. Turnbull represented Leon County, District 9, in the Florida House of Representatives. Prior to her service in the Florida House of Representatives, she was a member of the Leon County Commission from 1988 to 1994, Deputy Assistant Secretary for Health Planning for the State of Florida, and a member of the staff of the Florida House of Representatives. Mrs. Turnbull serves as Chair of the Economic Club of Florida, and as a member of the Institutional Review Board of Tallahassee Memorial HealthCare, the State Board of the Children’s Home Society, and the Big Bend Hospice Foundation Board. The Board has determined that Mrs. Turnbull’s extensive knowledge and presence in the community and her prior government activities makes her well-qualified to serve on the Company’s Board of Directors.

Richard A. Weidner, age 73, is a founding member and Chairman of the Boards of the Bank and Prime Meridian. Mr. Weidner is a certified public accountant, partner and the Partner Oversight Director of Carr, Riggs & Ingram, LLC, an accounting firm with more than 300 partners and 2,000 professionals. In 2002, this firm acquired Williams, Cox, Weidner & Cox, P.A., which Mr. Weidner helped establish in 1972. From approximately 1998 to 2001, Mr. Weidner served as an Advisory Board member for SunTrust Bank. Mr. Weidner is a past member of the Tallahassee Community College Foundation Board. He is a Past Treasurer of the Tallahassee Chamber of Commerce, Past President of the Tallahassee YMCA, and Past Treasurer of the Maclay School Board of Directors. He has also served on the Leon County Library Advisory Board and was a United Way Campaign Captain. The Board of Directors believes that Mr. Weidner’s business and accounting experience and his knowledge of the Tallahassee market area makes him qualified to serve on the Company’s Board of Directors.

Bank-only Executive Officer

Susan Payne Turner, age 51, has been with the Bank since 2013 and is presently the Bank’s Executive Vice President and Chief Risk Officer. She was formerly a Regional Retail Leader for Centennial Bank from 2010 to 2013, where she managed ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Mrs. Turner is a graduate of Florida State University and received a Master of Business Administration from Troy University in 2005. She is also a graduate from the Graduate School of Banking at Louisiana State University. Mrs. Turner is a Past Chair for the Tallahassee Community College Foundation and currently serves on the Foundation’s Board. She also serves as Past Chairman for the Tallahassee Community College Alumni and Friends Association, as a director on the Board for the Wakulla Senior Center and Director Emeritus on the Board for the Wakulla County Chamber of Commerce. Mrs. Turner is a member of the Coastal Optimist Club and serves on the board for the Community Foundation of North Florida.

Audit Committee Matters

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a) (58) (A) of the Exchange Act and which operates under a formal written charter adopted by the Board of Directors. The members of that committee are William D. Crona (Chairman), Steven L. Evans, Robert H. Kirby, Steven D. Smith, and Marjorie R. Turnbull, each of whom is considered independent under NASDAQ listing standards. The Board of Directors has determined that Mr. Crona is an Audit Committee Financial Expert, based on his experience as a Certified Public Accountant, as described above.

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

General

The cash compensation of the Vice Chairman, Chief Executive Officer and President (“Vice Chair/CEO/President”) of Prime Meridian and the Bank are paid pursuant to a Master Service Agreement, currently with 30% attributable to Prime Meridian and 70% attributable to the Bank. The cash compensation of the Chief Financial Officer and Executive Vice President (“CFO/EVP”) of Prime Meridian and the Bank are paid pursuant to a Master Service Agreement, currently with 25% attributable to Prime Meridian and 75% attributable to the Bank.

Prime Meridian’s Compensation and Nominating Committee, working in conjunction with the Vice Chair/CEO/President, looks at different compensation alternatives to attract and retain qualified management, to meet short-term financial goals, and to enhance long-term shareholder value. The objective is to pay each executive officer the base salary that would be paid on the open market for a similarly qualified officer of that position. The Compensation and Nominating Committee determines the level of base salary and any incentive bonus for the Chief Executive Officer based upon competitive norms, derived from surveys published by independent banking institutes and private companies specializing in the analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries.

In 2017, the Compensation and Nominating Committee established a performance matrix based on an increase in net income and total asset growth. To receive any bonus under this program, the Vice Chair/CEO/President must at least meet or exceed the performance objectives

In connection with the Incentive Plan for Vice Chair/CEO/President Dixon, in early 2018, the Compensation and Nominating Committee approved the grant of 15,667 incentive stock options under the 2015 Stock Option Plan at $17.21 per share, the fair market value as of the date of the grant and a $39,480 cash bonus.

Effective January 1, 2017, the Executive Management team adopted an Incentive Plan for officers and employees to be used in determining cash bonuses based upon three components: overall bank performance, individual performance, and special recognition. Pursuant to the Incentive Plan, Chief Financial Officer and Executive Vice President Guemple earned and received a cash bonus of $24,719 and Senior Lender and Executive Vice President Jensen earned and received a cash bonus of $25,000.

At December 31, 2017, the members of the Compensation and Nominating Committee were Steven D. Smith (Chairman); Steven L. Evans; Kathleen C. Jones; Robert H. Kirby; Frank L. Langston; and Richard A. Weidner. The opinion of the Board of Directors is that in 2017, each member of the Compensation and Nominating Committee was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who was employed by the Company during 2015, who received consulting fees in 2016 and 2017, and whose spouse is employed by the agency which sells insurance to Prime Meridian and the Bank.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for our fiscal years ended December 31, 2017, 2016, and 2015.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation(1) (2)	Total

Sammie D. Dixon, Jr.	2017	$296,100	$39,480	$ -	$23,407	$6,600	$365,587
CEO, President and Vice Chairman	2016	282,000	48,750		14,595	6,600	351,945
	2015	272,250	30,000	-	6,525	6,600	315,375

R. Randy Guemple	2017	185,400	24,719	-	-	-	210,119
CFO and EVP	2016	180,000	31,000	-	-	-	211,000
	2015	73,333	1,840	-	-	8,800	83,973

Chris L. Jensen, Jr.	2017	172,896	25,000	-	-	6,600	204,496
SLO and EVP	2016	167,860	24,268	-	-	6,600	198,728
	2015	162,000	19,949	-	-	6,600	188,549

(1) All Other Compensation includes car allowances for Director Dixon and Director Jensen.

(2) Director Guemple became Chief Financial Officer on January 1, 2016. In 2015, he was employed as a consultant and was paid $75,173 in salary and bonus and was paid $8,800 in directors’ fees which is included in All Other Compensation.

Outstanding Equity Awards

In 2015, the Board of Directors adopted the Prime Meridian Holding Company 2015 Stock Incentive Compensation Plan (“2015 Plan”), which was then approved by the shareholders at the Annual Meeting of Shareholders. The 2015 Plan replaced the 2007 Stock Option Plan (“2007 Plan”). The 22,200 unexercised stock options granted under the 2007 Plan remain outstanding and will expire under the terms of the individual stock grants.

Pursuant to the 2015 Plan, selected employees and/or directors of Prime Meridian and the Bank are eligible to receive awards of various forms of equity-based incentive compensation, including stock options (incentive and non-qualified, as applicable), stock appreciation rights, restricted stock awards, performance units, and phantom stock, as well as awards consisting of combinations of such incentives.

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

Prime Meridian has limited the aggregate number of shares of common stock to be awarded under the 2015 Plan to 500,000 shares, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. However, the maximum number of shares available under the 2015 Plan is subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges, or other changes in capitalization affecting the common stock. As of December 31, 2017, there were 11,540 outstanding stock options under the 2015 Plan.

The following table provides information regarding stock options held by each of our named executive officers as of December 31, 2017. The stock options shown in the table were granted under the 2015 and 2007 Plan and have a per share exercise price equal to or greater than the fair market value of our common stock on the grant date. In 2017, Mr. Guemple exercised options to acquire 1,400 shares, and Mr. Jensen exercised options to acquire 2,500 shares.

		# of Securities	# of Securities
		Underlying	Underlying
Outstanding Equity Awards		Unexercised	Unexercised	Option	Option
	Date of	Option (#)	Option (#)	Exercise	Expiration
Name and Principal Position	Grant	Exercisable	Unexercisable	Price	Date

Sammie D. Dixon, Jr.	2/1/2017	11,540	-	$17.03	2/1/2022
CEO and President	3/30/2015	2,000	-	12.50	3/30/2020

R. Randy Guemple	1/1/2009	1,400	-	10.00	1/1/2019
CFO and EVP

Chris L. Jensen, Jr.
EVP and Bank SLO	1/1/2009	2,500	-	10.00	1/1/2019

There are no Compensation and Nominating Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Director Compensation

In 2017, the Bank paid its directors $825 per Board meeting attended, $165 per Board committee meeting attended, and $247.50 to chair a Board committee meeting, all of which could be paid in cash or shares of the Company’s common stock, as described below. In addition, the Chairman of the Board was paid a $6,000 annual retainer in 2017. Additionally, Mrs. Jones was paid a $59,167 consultant fee in 2017 for her role as Senior Advisor following her retirement as Executive Vice President and Chief Financial Officer on December 31, 2015. The Bank paid a total of $214,562 in the aggregate of fees paid in cash and shares of stock to its directors in 2017.

In 2012, Prime Meridian’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (the “Directors’ Plan”). The Directors’ Plan permits Prime Meridian’s and the Bank’s directors to elect to receive any Board or committee fees to be paid to them in shares of Prime Meridian’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Compensation and Nominating Committee and approved by the Board. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on any national market or exchange, or a price set by the Compensation and Nominating Committee and approved by the Board, acting in good faith, but in no case less than fair market value. In 2017, the Board used the greater of quarter-end book value or quarter-end weighted-average market price to determine what the fair market value of Prime Meridian common stock was for purposes of the Directors’ Plan. The maximum number of remaining shares to be issued pursuant to the Directors’ Plan is limited to 58,102 shares, which is approximately 1.86% of the total shares outstanding as of the Record Date. In 2017, our directors received 3,912 shares of common stock, in lieu of cash, under the Directors’ Plan.

The following table sets forth the cash compensation or stock compensation paid, earned, or awarded during 2017 to each of our directors other than executive officers Mr. Dixon, Mr. Guemple, and Mr. Jensen, whose compensation is described in the “Summary Compensation Table” on page 80.

	Total Fees
	Awarded in Stock		Total Fees	Total Value of
	Cash Value	# of Shares	Paid in Cash	Compensation

William D. Crona	$-	-	$13,913	$13,913
Steven L Evans	-	-	17,160	17,160
Kathleen C. Jones(1)	-	-	71,362	71,362
Robert H. Kirby	13,233	793	-	13,233
Frank L. Langston	-	-	13,575	13,575
Todd A. Patterson, D.O.	14,025	854	-	14,025
L. Collins Proctor, Sr.	-	-	15,743	15,743
Garrison A. Rolle, M.D.	10,016	603	-	10,016
Steven D. Smith	14,933	890	-	14,933
Marjorie R. Turnbull	-	-	11,715	11,715
Richard A. Weidner	12,887	772	6,000	18,887

Total	$65,094	3,912	$149,468	$214,562

(1) Director Jones was paid a $59,167 consultant fee in 2017 for her role as a Senior Advisor following her retirement as Executive Vice President and Chief Financial Officer on December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of March 12, 2017, the Company knows of no beneficial owner of five percent or more of its outstanding shares of common stock, the only class of voting securities. We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of common stock that the directors and executive officers of the Company beneficially owned as of March 12, 2018.

	Number of	Right to	Beneficial
Name	Shares(1)	Acquire(2)	Ownership(3)
William D. Crona	47,200	1,400	1.56%
Sammie D. Dixon, Jr.	90,191	29,207	3.79%
Steve L. Evans	28,269	1,400	0.95%
R. Randy Guemple	30,530	1,400	1.02%
Chris L. Jensen, Sr.	50,833	2,500	1.71%
Kathleen C. Jones	17,250	-	0.55%
Robert H. Kirby(4)	78,569	-	2.52%
Frank L. Langston	31,706	1,400	1.06%
Todd a. Patterson, D.O.(5)	17,727	1,400	0.61%
L. Collins Proctor, Sr.(6)	20,400	1,400	0.70%
Garrison A. Rolle, M.D.	30,675	1,400	1.03%
Steven D. Smith(7)	64,405	1,400	2.11%
Marjorie R. Turnbull	21,900	800	0.73%
Richard A. Weidner	91,785	-	2.94%

	621,440	43,707	21.02%

(1)	Includes shares for which the named person:

 -has sole voting and investment power

 -has voting and investment power with a spouse;

 -holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes

(2)	Shares covered by stock options

(3)	Based on 3,120,569 shares issued and outstanding and only the listed individual exercising his or her stock options

(4)	Includes 1,000 shares owned by Mr. Kirby’s spouse

(5)	Includes Dr. Patterson’s ownership prior to his retirement effective on May 3, 2018

(6)	Mr. Proctor’s shares include 9,200 shares beneficially owned with Mr. Proctor’s spouse through her 401-K and IRA and as custodian of UGTMA/FL accounts.

(7)	Mr. Smith’s shares include 24,000 shares beneficially owned by his spouse.

Equity Compensation Plan Information

The following table sets forth information relating to PMHG’s equity compensation plans as of December 31, 2017.

	Number of Securities to		Number of Securities
	be issued upon exercise	Weighted-Average	Remaining Available for
	of outstanding Options,	Exercise Price of Options,	Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders

2007 Stock Option Plan	22,200	$10.31	-
2012 Directors’ Compensation Plan	-	N/A	58,102
2015 Stock Option Plan	11,540	17.03	456,307
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	33,740	$12.61	514,409

In 2017, pursuant to the Directors’ Plan, PMHG issued 3,912 shares of its common stock to members of the Board of Directors. The shares issued pursuant to the Directors’ Plan were previously authorized but unissued shares of the common stock of the Company and the per share price upon which they were awarded was based upon the greater of the book value or the weighted average market price as of the quarter-end preceding the date of grant and was not based upon a previously set exercise price.

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

At December 31, 2017 and 2016, loans to directors, executive officers, and their immediate family members and affiliates represented $5.9 million and $5.9 million, respectively, or approximately 2.3% and 2.6%, respectively, of the Bank’s total loan portfolio (excluding loans held for sale). All of these loans are current and performing according to their terms.

During 2017, the Company purchased various insurance policies through Earl Bacon Agency, Inc. that employs the spouse of Director Jones. The premiums paid totaled $733,000 in 2017 and included health insurance premiums for employees.

Director Independence

The opinion of the Board of Directors is that in 2017, each nonemployee member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who was employed by the Company during 2015, who received consulting fees in 2016 and 2017, and whose spouse is employed by the agency which sells insurance to Prime Meridian and the Bank. The same rules, the directors who served as employees during 2017, Mr. Dixon, Mr. Guemple, and Mr. Jensen, were not “independent directors” during the time of their respective employment.

Item 14.	Principal Accounting Fees and Services

During 2017 and 2016, the Company expensed the following fees for professional services to Hacker, Johnson & Smith:

	2017	2016
Audit fees(1)	$36,500	$33,000
Tax fees(2)	8,500	8,000
All other fees(3)	34,000	33,500

	$79,000	$74,500

1 Includes professional services rendered for the audit of PMHG’s annual financial statements, including out-of-pocket expenses.

2 Tax fees include the preparation of state and federal tax returns and assistance with tax questions and research.

3 Other fees include services rendered in relation to the Company’s filing of its Form 10-Qs and Form 10-K

The above fees were approved in accordance with the Audit Committee’s policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2017 or 2016 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2017 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Consolidated Balance Sheets — December 31, 2017 and 2016

Consolidated Statements of Income — For the Years Ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a) 3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2016	Exhibit 3.3 to Form 10-Q filed on August 11, 2017

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan (“2007 Plan”)	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 25, 2017	Exhibit 10.1 to form 8-K filed on July 27, 2017

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2016

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2017

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2017

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

PRIME MERIDIAN HOLDING COMPANY

Date: March 20, 2018	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ William D. Crona William D. Crona	Director	March 20, 2018

/s/ Sammie D. Dixon Sammie D. Dixon	Vice Chairman, CEO, President, Principal Executive Officer, & Director	March 20, 2018

/s/ Steve L. Evans Steven L. Evans	Director	March 20, 2018

/s/ R. Randy Guemple R. Randy Guemple	CFO, EVP, Principal Financial Officer & Director	March 20, 2018

/s/ Chris L. Jensen, Jr. Chris L. Jensen, Jr.	Director	March 20, 2018

/s/ Kathleen C. Jones Kathleen C. Jones	Director	March 20, 2018

/s/ Robert H. Kirby Robert H. Kirby	Director	March 20, 2018

/s/ Frank L. Langston Frank L. Langston	Director	March 20, 2018

/s/ Todd A. Patterson Todd A. Patterson, D.O.	Director	March 20, 2018

/s/ L. Collins Proctor L. Collins Proctor	Director	March 20, 2018

/s/ Garrison A. Rolle Garrison A. Rolle, M.D.	Director	March 20, 2018

/s/ Steven D. Smith Steven D. Smith	Director	March 20, 2018

/s/ Marjorie R. Turnbull Marjorie R. Turnbull	Director	March 20, 2018

/s/ Richard A. Weidner Richard A. Weidner	Chairman	March 20, 2018