Form 10-Q
period 2018-03-31
Prime Meridian Holding Co
filed 2018-05-14
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2018: 3,123,533

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$7,580	$6,971
Federal funds sold	9,313	20,148
Interest-bearing deposits	5,282	5,278

Total cash and cash equivalents	22,175	32,397
Securities available for sale	48,014	49,809
Loans held for sale	6,394	5,880
Loans, net of allowance for loan losses of $3,385 and $3,136	272,611	250,259
Federal Home Loan Bank stock	355	316
Premises and equipment, net	4,936	4,872
Accrued interest receivable	985	978
Bank-owned life insurance	1,768	1,757
Other assets	1,060	912

Total assets	$358,298	$347,180

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$73,736	$76,216
Savings, NOW and money-market deposits	212,153	200,027
Time deposits	23,393	22,054

Total deposits	309,282	298,297
Official checks	1,368	1,146
Other liabilities	708	764

Total liabilities	311,358	300,207

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 3,122,769 and 3,118,977 issued and outstanding	31	31
Additional paid-in capital	38,023	37,953
Retained earnings	9,727	9,285
Accumulated other comprehensive loss	(841)	(296)

Total stockholders’ equity	46,940	46,973

Total liabilities and stockholders’ equity	$358,298	$347,180

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Interest income:
Loans	$3,274	$2,635
Securities	288	209
Other	74	69

Total interest income	3,636	2,913
Interest expense-
Deposits	397	247

Net interest income	3,239	2,666
Provision for loan losses	254	35

Net interest income after provision for loan losses	2,985	2,631

Noninterest income:
Service charges and fees on deposit accounts	87	80
Mortgage banking revenue	317	251
Income from bank-owned life insurance	11	12
Loss on sale of securities available for sale	—	(1)
Other income	102	81

Total noninterest income	517	423

Noninterest expense:
Salaries and employee benefits	1,435	1,247
Occupancy and equipment	235	247
Professional fees	84	63
Marketing	207	154
FDIC/State assessment	36	46
Software maintenance, amortization and other	148	129
Other	359	323

Total noninterest expense	2,504	2,209

Earnings before income taxes	998	845
Income taxes	244	309

Net earnings	$754	$536

Earnings per common share:
Basic	$0.24	$0.27
Diluted	0.24	0.27
Cash dividends per common share	0.10	0.07

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net earnings	$754	$536
Other comprehensive (loss) income:
Change in unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	(730)	75
Reclassification adjustment for realized loss	—	1

Net change in unrealized (loss) gain	(730)	76
Deferred income tax benefit (expense) on above change	185	(28)

Total other comprehensive (loss) income	(545)	48

Comprehensive income	$209	$584

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2018 and 2017

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity
	Shares	Amount
(in thousands)
Balance at December 31, 2016	2,004,707	$20	$20,732	$6,563	$(233)	$27,082
Net earnings for the three months ended March 31, 2017 (unaudited)	—	—	—	536	—	536
Dividends paid (unaudited)	—	—	—	(140)	—	(140)
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	—	—	—	—	48	48
Stock options exercised (unaudited)	200	—	2	—	—	2
Common stock issued as compensation to directors (unaudited)	1,273	—	19	—	—	19
Stock-based compensation (unaudited)	—	—	15	—	—	15

Balance at March 31, 2017 (unaudited)	2,006,180	$20	$20,768	$6,959	$(185)	$27,562

Balance at December 31, 2017	3,118,977	$31	$37,953	$9,285	$(296)	$46,973
Net earnings for the three months ended March 31, 2018 (unaudited)	—	—	—	754	—	754
Dividends paid (unaudited)	—	—	—	(312)	—	(312)
Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	—	—	—	—	(545)	(545)
Stock options exercised (unaudited)	3,000	—	30	—	—	30
Common stock issued as compensation to directors (unaudited)	792	—	17	—	—	17
Stock-based compensation (unaudited)	—	—	23	—	—	23

Balance at March 31, 2018 (unaudited)	3,122,769	$31	$38,023	$9,727	$(841)	$46,940

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net earnings	$754	$536
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	132	137
Provision for loan losses	254	35
Net amortization of deferred loan fees	39	(30)
Loss on sale of securities available for sale	—	1
Amortization of premiums and discounts on securities available for sale	106	86
Gain on sale of loans held for sale	(297)	(244)
Proceeds from the sale of loans held for sale	18,879	15,217
Loans originated as held for sale	(19,096)	(14,377)
Stock issued as compensation	17	19
Stock-based compensation expense	23	15
Income from bank-owned life insurance	(11)	(12)
Net (increase) decrease in accrued interest receivable	(7)	16
Net decrease (increase) in other assets	37	(144)
Net increase in other liabilities and official checks	166	206

Net cash provided by operating activities	996	1,461

Cash flows from investing activities:
Loan originations, net of principal repayments	(22,645)	(2,979)
Purchase of securities available for sale	(1,003)	(11,537)
Principal repayments of securities available for sale	1,944	915
Proceeds from sale of securities available for sale	—	750
Maturities and calls of securities available for sale	18	14
Purchase of Federal Home Loan Bank stock	(39)	(54)
Purchase of premises and equipment	(196)	(299)

Net cash used in investing activities	(21,921)	(13,190)

Cash flows from financing activities:
Net increase in deposits	10,985	10,902
Proceeds from stock options exercised	30	2
Common stock dividends paid	(312)	(140)

Net cash provided by financing activities	10,703	10,764

Net decrease in cash and cash equivalents	(10,222)	(965)
Cash and cash equivalents at beginning of period	32,397	36,165

Cash and cash equivalents at end of period	$22,175	$35,200

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$395	$247

Income taxes	$—	$—

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized (loss) gain on securities available for sale, net of taxes	$(545)	$48

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s financial position and results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 20, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive (loss) income is the net change in the unrealized loss on securities available for sale.

Stock-Based Compensation. The Company expenses the fair value of stock options granted. The Company recognizes stock option compensation expense in the condensed consolidated statements of earnings as the options vest.

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

Recent Accounting Standards Update. In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company’s other deferred tax assets. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements. Early adoption is permitted.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02), Income Statement Reporting Comprehensive Income (Topic 220). The ASU requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The Company adopted this ASU as of December 31, 2017.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
At March 31, 2018
U.S. Government agency securities	$1,076	$—	$(22)	$1,054
Municipal securities	12,268	55	(242)	12,081
Mortgage-backed securities	35,796	20	(937)	34,879

Total	$49,140	$75	$(1,201)	$48,014

At December 31, 2017
U.S. Government agency securities	$1,251	$6	$(8)	$1,249
Municipal securities	12,340	128	(95)	12,373
Mortgage-backed securities	36,614	23	(450)	36,187

Total	$50,205	$157	$(553)	$49,809

The following table summarizes the sale of securities available for sale.

	Three Months Ended March 31,
(in thousands)	2018	2017
Proceeds from sale of securities	$—	$750
Gross gains	—	—
Gross losses	—	(1)

Net loss on sale of securities	$—	$(1)

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(in thousands)
At March 31, 2018
Securities Available for Sale
U.S. Government agency securities	$(22)	$1,054	$—	$—
Municipal securities	(187)	6,222	(55)	1,202
Mortgage-backed securities	(717)	28,884	(220)	5,290

Total	$(926)	$36,160	$(275)	$6,492

At December 31, 2017
Securities Available for Sale
U.S. Government agency securities	$(8)	$694	$—	$—
Municipal securities	(36)	1,831	(59)	1,203
Mortgage-backed securities	(308)	29,742	(142)	5,667

Total	$(352)	$32,267	$(201)	$6,870

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at March 31, 2018 and December 31, 2017 on forty-one and thirty-four securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
At March 31, 2018
U.S. Government agency securities	$1,054	$—	$1,054	$—
Municipal securities	12,081	—	12,081	—
Mortgage-backed securities	34,879	—	34,879	—

Total	$48,014	$—	$48,014	$—

At December 31, 2017
U.S. Government agency securities	$1,249	$—	$1,249	$—
Municipal securities	12,373	—	12,373	—
Mortgage-backed securities	36,187	—	36,187	—

Total	$49,809	$—	$49,809	$—

During the three months ended March 31, 2018 and 2017, no securities were transferred in or out of Levels 1, 2 or 3.

The scheduled maturities of securities are as follows:

	At March 31, 2018
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$507	$508
Due in one to five years	2,475	2,447
Due in five to ten year	7,620	7,621
Due after ten years	2,742	2,559
Mortgage-backed securities	35,796	34,879

Total	$49,140	$48,014

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

(in thousands)	At March 31, 2018	At December 31, 2017
Real estate mortgage loans:
Commercial	$87,388	$79,565
Residential and home equity	104,835	94,824
Construction	30,210	26,813

Total real estate mortgage loans	222,433	201,202
Commercial loans	46,022	44,027
Consumer and other loans	7,156	7,742

Total loans	275,611	252,971
Add (deduct):
Net deferred loan costs	385	424
Allowance for loan losses	(3,385)	(3,136)

Loans, net	$272,611	$250,259

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
Three-Month Period Ended March 31, 2018
Beginning balance	$894	$1,097	$331	$724	$90	$3,136
Provision (credit) for loan losses	83	111	41	20	(1)	254
Net (charge-offs) recoveries	—	—	—	1	(6)	(5)

Ending balance	$977	$1,208	$372	$745	$83	$3,385

Three-Month Period Ended March 31, 2017
Beginning balance	$775	$1,074	$258	$714	$55	$2,876
Provision (credit) for loan losses	(8)	12	35	(10)	6	35
Net (charge-offs) recoveries	—	—	—	—	(3)	(3)

Ending balance	$767	$1,086	$293	$704	$58	$2,908

At March 31, 2018
Individually evaluated for impairment:
Recorded investment	$611	$243	$—	$126	$—	$980

Balance in allowance for loan losses	$—	$—	$—	$126	$—	$126

Collectively evaluated for impairment:
Recorded investment	$86,777	$104,592	$30,210	$45,896	$7,156	$274,631

Balance in allowance for loan losses	$977	$1,208	$372	$619	$83	$3,259

At December 31, 2017
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$134	$—	$134

Balance in allowance for loan losses	$—	$—	$—	$134	$—	$134

Collectively evaluated for impairment:
Recorded investment	$79,565	$94,824	$26,813	$43,893	$7,742	$252,837

Balance in allowance for loan losses	$894	$1,097	$331	$590	$90	$3,002

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
At March 31, 2018
Grade:
Pass	$82,453	$102,130	$30,051	$44,768	$7,129	$266,531
Special mention	4,324	2,298	—	704	27	7,353
Substandard	611	407	159	550	—	1,727
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$87,388	$104,835	$30,210	$46,022	$7,156	$275,611

At December 31, 2017
Grade:
Pass	$74,560	$92,282	$26,356	$42,874	$7,715	$243,787
Special mention	4,382	2,122	298	591	27	7,420
Substandard	623	420	159	562	—	1,764
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$79,565	$94,824	$26,813	$44,027	$7,742	$252,971

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Furthermore, construction loans, nonowner-occupied commercial real estate loans, and commercial loan relationships in excess of $500,000 are reviewed at least annually. The Company determines the appropriate loan grade during the renewal process and reevaluates the loan grade in situations when a loan becomes past due.

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

At March 31, 2018, there were three nonaccrual loans, totaling $369,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2018:
Real estate mortgage loans:
Commercial	$—	$—	$—	$—	$87,388	$—	$87,388
Residential and home equity	—	—	—	—	104,592	243	104,835
Construction	—	—	—	—	30,210	—	30,210
Commercial loans	—	—	—	—	45,896	126	46,022
Consumer and other loans	—	—	—	—	7,156	—	7,156

Total	$—	$—	$—	$—	$275,242	$369	$275,611

At December 31, 2017:
Real estate mortgage loans:
Commercial	$—	$623	$—	$623	$78,942	$—	$79,565
Residential and home equity	—	255	—	255	94,569	—	94,824
Construction	—	—	—	—	26,813	—	26,813
Commercial loans	—	—	—	—	43,893	134	44,027
Consumer and other loans	—	—	—	—	7,742	—	7,742

Total	$—	$878	$—	$878	$251,959	$134	$252,971

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related Allowance Recorded		With an Allowance Recorded			Total
(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At March 31, 2018:
Real estate mortgage loans:
Commercial	$611	$611	$—	$—	$—	$611	$611	$—
Residential & home equity	243	243	—	—	—	243	243	—
Commercial loans	—	—	126	126	126	126	126	126

Total	$854	$854	$126	$126	$126	$980	$980	$126

At December 31, 2017:
Commercial loans	$—	$—	$134	$134	$134	$134	$134	$134

Total	$—	$—	$134	$134	$134	$134	$134	$134

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended March 31,
	2018			2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
Commercial	$41	$—	$—	$—	$—	$—
Residential and home equity	173	—	—	650	—	—
Commercial loans	146	—	2	73	—	1
Construction	—	—	—	74	—	—

Total	$360	$—	$2	$797	$—	$1

There were no collateral dependent loans measured at fair value on a nonrecurring basis at March 31, 2018 or 2017.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. The Company entered into one new TDR during the quarter ended March 31, 2018 and no new TDRs during the quarter ended March 31, 2017 as detailed in the following table.

	Three Months Ended March 31,
	2018				2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Modification Outstanding Recorded Investment
(in thousands)
Troubled Debt Restructurings –
Residential and home equity:
Modified principal	1	$619	$611	$611	—	$—	$—	$—

Total	1	$619	$611	$611	—	$—	$—	$—

At March 31, 2018, the Company had $663,000 in loans identified as TDRs. The TDR entered into during the quarter ended March 31, 2018 did not subsequently default during the period.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning January 1, 2016, the Bank became subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2018, the Bank’s capital conservation buffer exceeds the minimum requirement designated for March 31, 2018 of 1.875%. The required buffer of 2.5% will be effective January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2018 that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2018, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2018
Tier 1 Leverage Capital	$34,038	9.69%	$14,050	4.00%	$17,562	5.00%
Common Equity Tier 1 Risk-based Capital	34,038	12.38	12,373	4.50	17,872	6.50
Tier 1 Risk-based Capital	34,038	12.38	16,497	6.00	21,997	8.00
Total Risk-based Capital	37,423	13.61	21,997	8.00	27,496	10.00

As of December 31, 2017
Tier 1 Leverage Capital	33,146	9.48	13,983	4.00	17,479	5.00
Common Equity Tier 1 Risk-based Capital	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Risk-based Capital	33,146	12.80	15,539	6.00	20,718	8.00
Total Risk-based Capital	36,282	14.01	20,718	8.00	25,898	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2018 and 2017, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2018			2017
(dollars in thousands, except per share amounts)	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ending March 31:
Basic EPS:
Net earnings	$754	3,120,613	$0.24	$536	2,005,868	$0.27
Effect of dilutive securities-incremental shares from assumed conversion of options		2,892			3,288

Diluted EPS:
Net earnings	$754	3,123,505	$0.24	$536	2,009,156	$0.27

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by the Shareholders at the Company’s annual meeting of shareholders on May 20, 2015 and permits the Company to grant the Company’s key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of March 31, 2018, 27,207 stock options have been granted under the 2015 Plan. At March 31, 2018, 441,208 options are available for grant.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	—	$—
Options granted	11,540	17.03

Outstanding at March 31, 2017	11,540	$17.03

Outstanding at December 31, 2017	11,540	$17.03

Options granted	15,667	17.21

Outstanding at March 31, 2018	27,207	$17.13	4.46 years	$137,000

Exercisable at March 31, 2018	27,207	$17.13	4.46 years	$137,000

The fair value of shares vested and recognized as compensation expense was $23,000 and $15,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and 2017, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan.

The fair value of each option granted during the three months ended March 31, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Period Ended March 31,
	2018	2017
Weighted average risk-free interest rate	1.47%	1.48%
Expected dividend yield	0.41%	—%
Expected stock volatility	11.90%	8.54%
Expected life in years	2.50	3.00
Per share fair value of options issued during period	$1.49	$1.26

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

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	42,200	$10.16
Options exercised	(200)	10.00
Options forfeited	(200)	10.00

Outstanding at March 31, 2017	41,800	$10.16

Outstanding at December 31, 2017	22,200	$10.31

Options exercised	(3,000)	10.00
Outstanding at March 31, 2018	19,200	$10.35	1.48 years	$227,000

Exercisable at March 31, 2018	19,200	$10.35	1.48 years	$227,000

For the three months ended March 31, 2018 and 2017, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan.

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended March 31, 2018 and 2017, our directors received 792 and 1,273 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $17,000 and $19,000, respectively. At March 31, 2018, 57,310 shares remained available for grant.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $38.0 million at March 31, 2018. At March 31, 2018 and December 31, 2017, the Company had no outstanding loans under this line.

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows:

		At March 31, 2018		At December 31, 2017
(in thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1	$22,175	$22,175	$32,397	$32,397
Securities available for sale	2	48,014	48,014	49,809	49,809
Loans held for sale	3	6,394	6,563	5,880	6,039
Loans, net	3	272,611	270,950	250,259	249,628
Federal Home Loan Bank stock	3	355	355	316	316
Accrued interest receivable	3	985	985	978	978
Financial liabilities-
Deposits	3	309,282	309,369	298,297	298,403
Off-Balance Sheet Items	3	—	—	—	—

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $457,000 at March 31, 2018.

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

In 2016, the Company entered into an agreement with another bank. This agreement references an interest rate swap that was transacted between the other bank and its loan client (the “Counterparty”). Should the Counterparty default on its obligations under the interest rate swap agreement with the other bank, then the Company would be liable for 13.208% of all swap liabilities. The maximum potential credit exposure under this contract at March 31, 2018 is $21,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At March 31, 2018
(in thousands)
Commitments to extend credit	$9,942

Construction loans in process	$15,112

Unused lines of credit	$36,194

Standby letters of credit	$1,883

Standby performance letters of credit	$214

Guaranteed accounts	$1,220

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2017. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

GENERAL

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for, and sole shareholder of, Prime Meridian Bank (the “Bank”) (collectively, the “Company”). The Bank opened for business on February 4, 2008 and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. The Bank offers a broad array of commercial and retail banking services through three full-service offices located in Tallahassee and Crawfordville, Florida and through its online banking platform.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017
Average equity as a percentage of average assets	13.32%	11.84%	8.87%
Equity to total assets at end of period	13.10	13.53	8.74
Return on average assets(1)	0.86	0.85	0.70
Return on average equity(1)	6.45	7.17	7.88
Noninterest expense to average assets(1)	2.85	2.69	2.88
Nonperforming loans to total loans at end of period	0.13	0.05	0.35

(1)	Annualized for the three months ended March 31, 2018 and 2017

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of March 31, 2018, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

FINANCIAL CONDITION

Average assets totaled $350.9 million for the three months ended March 31, 2018, an increase of $43.8 million, or 14.3%, over the comparable period in 2017. The increase in 2018 can be primarily attributed to higher average loan balances.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At March 31, 2018, our available for sale investment portfolio included U.S. government agency securities, municipal securities, and mortgage-backed securities and had a fair market value of $48.0 million and an amortized cost value of $49.1 million. At March 31, 2018 and December 31, 2017, our investment securities portfolio represented approximately 13.4% and 14.3% of our total assets, respectively. The average yield on the average balance of investment securities for the three months ended March 31, 2018 was 2.33%, compared to 2.31% for the comparable period in 2017.

Loans. Our primary earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans. Our goal is to maintain a high-quality portfolio of loans through sound underwriting and lending practices. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Our loans are priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

The Company’s net loan portfolio increased $22.4 million, or 8.9% from December 31, 2017. Loan growth occurred across all categories during the first three months of 2018, with the exception of consumer. In total, approximately 80.7% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at March 31, 2018, compared to 79.5% at December 31, 2017.

Nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At March 31, 2018, the Company had three nonaccrual loans totaling $369,000.

Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP. Four loans totaling $980,000 were deemed to be impaired under the Company’s policy at March 31, 2018, compared to two loans totaling $134,000 at December 31, 2017. The Company’s nonperforming assets represented 0.10% of total assets at March 31, 2018, compared to 0.04% at December 31, 2017.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $3.4 million or 1.23% of total loans, at March 31, 2018, is adequate to cover losses inherent in the loan portfolio. Two of the four impaired loans carried a reserve of $126,000 at March 31, 2018, and $134,000 at December 31, 2017.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at March 31, 2018 were $309.3 million, an increase of $11.0 million, or 3.7%, from December 31, 2017, with growth coming from interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 23.8% of the average balance of total deposits for the three months ended March 31, 2018, compared to 23.2% for the three months ended March 31, 2017.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of March 31, 2018, to borrow up to $38.0 million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $18.8 million at March 31, 2018. There were no loans outstanding under any of these lines at March 31, 2018.

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

As shown in the following table, The Bank reported higher volumes and yields for loans, mortgage loans held for sale, and securities for the three months ended March 31, 2018, as compared to the same period a year ago. This in conjunction with a decrease in other interest-earning assets (which have lower yields) resulted in a higher overall yield on total interest-earning assets. Despite higher funding costs, the Bank’s net interest margin improved 23 basis points to 3.83%.

	For the Three Months Ended March 31,
	2018			2017
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Rate	Average Balance	Interest and Dividends	Yield/ Rate
Interest-earning assets:
Loans(1)	$266,280	$3,216	4.83%	$227,144	$2,608	4.59%
Mortgage loans held for sale	5,250	58	4.42	2,268	27	4.76
Securities	49,483	288	2.33	36,148	209	2.31
Other(2)	17,417	74	1.70	30,404	69	0.91

Total interest-earning assets	338,430	$3,636	4.30	295,964	$2,913	3.94

Noninterest-earning assets	12,516			11,188

Total assets	$350,946			$307,152

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$208,107	$347	0.67%	$194,599	$217	0.45%
Time deposits	22,458	50	0.89	19,264	30	0.62

Total interest-bearing deposits	230,565	397	0.69	213,863	247	0.46

Total interest-bearing liabilities	230,565	$397	0.69	213,863	$247	0.46

Noninterest-bearing deposits	72,030			64,515
Noninterest-bearing liabilities	1,591			1,539
Stockholders’ equity	46,760			27,235

Total liabilities and stockholders’ equity	$350,946			$307,152

Net earning assets	$107,865			$82,101

Net interest income		$3,239			$2,666

Interest rate spread			3.61%			3.48%
Net interest margin(3)			3.83%			3.60%
Ratio of interest-earning assets to average interest-bearing liabilities	146.78%			138.39%

(1)	Includes nonaccrual loans
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

Net Earnings. Net earnings for the three-month period ended March 31, 2018 were $754,000, compared to net earnings of $536,000 for the three-month period ended March 31, 2017. The $218,000 increase in net earnings is attributed to a 24.8%, or $723,000, increase in total interest income, a 22.2%, or $94,000, increase in total noninterest income, and a 21.0%, or $65,000, decrease in income taxes, all partially offset by a 60.7%, or $150,000, increase in total interest expense, a 625.7%, or $219,000, increase in the provision for loan losses, and a 13.4%, or $295,000, increase in total noninterest expense. There were two macro factors impacting results favorably in the first quarter of 2018—the enactment of the Tax Cuts and Job Act on December 22, 2017 which has resulted in a lower corporate income tax rate and continued rising interest rates as the overnight funds rate increased in March, 2018 for the sixth time since December, 2015. The Bank’s strong first quarter 2018 loan production at higher yields than prior quarters outweighed its increased cost of funds.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits. Net interest income for the 2018 first quarter increased $573,000, or 21.5%, from the 2017 first quarter. This reflected the benefit from the $42.5 million increase in average earning assets coupled with a 23-basis-point improvement in the net interest margin to 3.83%.

Interest Income. Total interest income increased to $3.6 million for the three months ended March 31, 2018, a $723,000 or 24.8%, increase over the three months ended March 31, 2017. The increase was driven by an increase in average loans and higher yields and a change in the overall earning assets mix. Average loan balances have grown $39.1 million, or 17.2%, from $227.1 million for the quarter ended March 31, 2017 to $266.3 million for the quarter ended March 31, 2018, while the average yield on loans increased from 4.59% during the first quarter of 2017 to 4.83% during the first quarter of 2018.    Increased income on both mortgage loans held for sale and securities also contributed to the growth in total interest income. The average balance of mortgage loans held for sale more than doubled from $2.3 million in the first quarter of 2017 to $5.3 million in the first quarter of 2018, while average securities increased 36.9% year over year to $49.5 million. Additionally, a shift in the earning assets mix from lower-yielding overnight funds to higher-yielding loans boosted profitability in the first quarter of 2018.

Interest Expense. Interest expense was $397,000 for the three months ended March 31, 2018, compared to $247,000 for the three months ended March 31, 2017. The $150,000, or 60.7%, increase can be primarily attributed to higher average balances of interest-bearing deposits and higher average rates paid on deposits. Year-over-year, the average balance of interest-bearing deposits increased 7.8%, or $16.7 million, to $230.6 million, while the average rate paid on deposits increased 23 basis points to 0.69%.

Net Interest Margin. The net interest margin was 3.83% for the three months ended March 31, 2018, compared to 3.60% for the same period in 2017. The net interest margin expansion reflected a 36-basis-point increase in the average yield on earning assets, partially offset by a 23-basis-point increase in the average cost of interest-bearing deposits.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to our historic loss experience and the collectability of the loan portfolio. The provision for loan losses for the three months ended March 31, 2018 was $254,000, compared to $35,000 for the three months ended March 31, 2017. The higher provision reflects strong loan growth for the first quarter of 2018, with loans increasing $46.9 million since March 31, 2017. Management believes that the allowance for loan losses, which was $3.4 million or 1.23% of total loans, at March 31, 2018, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue and income from bank-owned life insurance. Noninterest income for the three months ended March 31, 2018 totaled $517,000 an increase of $94,000, or 22.2%, from the three months ended March 31, 2017. Compared to the same period a year ago, noninterest income increased due to an 8.8%, or $7,000, increase in service charges and fees on deposit accounts, a 26.3%, or $66,000, increase in mortgage banking revenue, and a 25.9%, or $21,000, increase in other income, primarily consisting of higher debit card and credit card fee income.

Noninterest Expense. Noninterest expense increased $295,000, or 13.4%, for the quarter ended March 31, 2018, compared to the same period a year ago. Salaries and employee benefits were the primary expense drivers, increasing $188,000, or 15.1%. The other primary contributor was marketing expense, which grew 34.4%, or $53,000 year over year. This increase represents the Bank’s deliberate decision to elevate its marketing activities in the community.

Income Taxes. Income taxes are based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $244,000 for the three months ended March 31, 2018, compared to income taxes of $309,000 for the three months ended March 31, 2017. The enactment of the Tax Cuts and Job Act in December, 2017 has resulted in a lower corporate income tax rate which should continue to benefit the Company for the remainder of 2018.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At March 31, 2018, the Bank had access to approximately $38.0 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $18.8 million in unsecured lines of credit maintained with correspondent banks. As of March 31, 2018, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $9.0 million at March 31, 2018 and $9.1 million at December 31, 2017. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 17.1% and 21.1% of total assets at March 31, 2018 and December 31, 2017, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and large deposits. At March 31, 2018, total deposits were $309.3 million, of which $11.1 million was in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $46.9 million at March 31, 2018, compared to $47.0 million at December 31, 2017. The slight decrease in equity was caused by an increase in the Company’s accumulated other comprehensive loss from $296,000 at December 31, 2017 to $841,000 at March 31, 2018. During the first quarter of 2018, the Board of Directors declared and PMHG paid an annual dividend of $0.10 per share of common stock.

At March 31, 2018, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.69% Tier 1 Leverage Capital Ratio, a 12.38% Equity Tier 1 Risk-Based Capital Ratio, a 12.38% Tier 1 Risk-Based Capital Ratio, and a 13.61% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at March 31, 2018 and December 31, 2017 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2018
Tier 1 Leverage Capital	$34,038	9.69%	$14,050	4.00%	$17,562	5.00%
Common Equity Tier 1 Risk-based Capital	34,038	12.38	12,373	4.50	17,872	6.50
Tier 1 Risk-based Capital	34,038	12.38	16,497	6.00	21,997	8.00
Total Risk-based Capital	37,423	13.61	21,997	8.00	27,496	10.00

As of December 31, 2017
Tier 1 Leverage Capital	33,146	9.48	13,983	4.00	17,479	5.00
Common Equity Tier 1 Risk-based Capital	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Risk-based Capital	33,146	12.80	15,539	6.00	20,718	8.00
Total Risk-based Capital	36,282	14.01	20,718	8.00	25,898	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $1 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending March  31, 2018 for a discussion of off-balance sheet arrangements

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December  31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2018, the Company issued 792 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $17,000. During the first quarter, PMHG issued 3,000 shares to employees and directors who exercised stock options and paid $30,000 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.5 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 25, 2016	Exhibit 10.1 to Form 8-K filed on July 27, 2016

10.7	Amended and Restated 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2017

101.INS	XBRL Instance Document	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

May 14, 2018	By:	/s/ Sammie D. Dixon
Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

May 14, 2018	By:	/s/ R. Randy Guemple
Date		R. Randy Guemple
Chief Financial Officer, Executive Vice President,
and Principal Financial Officer