Form 10-Q
period 2018-06-30
Prime Meridian Holding Co
filed 2018-08-09
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2018: 3,127,271

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$8,118	$6,971
Federal funds sold	18,479	20,148
Interest-bearing deposits	5,832	5,278

Total cash and cash equivalents	32,429	32,397
Securities available for sale	46,657	49,809
Loans held for sale	7,321	5,880
Loans, net of allowance for loan losses of $3,541 and $3,136	285,473	250,259
Federal Home Loan Bank stock	355	316
Premises and equipment, net	4,828	4,872
Accrued interest receivable	1,027	978
Bank-owned life insurance	1,778	1,757
Other assets	1,137	912

Total assets	$381,005	$347,180

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$76,564	$76,216
Savings, NOW and money-market deposits	220,363	200,027
Time deposits	34,896	22,054

Total deposits	331,823	298,297
Official checks	602	1,146
Other liabilities	644	764

Total liabilities	333,069	300,207

Stockholders’ equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 3,125,233 and 3,118,977 issued and outstanding	31	31
Additional paid-in capital	38,098	37,953
Retained earnings	10,729	9,285
Accumulated other comprehensive loss	(922)	(296)

Total stockholders’ equity	47,936	46,973

Total liabilities and stockholders’ equity	$381,005	$347,180

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Interest income:
Loans	$3,543	$2,838	$6,817	$5,473
Securities	287	248	575	457
Other	82	88	156	157

Total interest income	3,912	3,174	7,548	6,087
Interest expense-
Deposits	500	256	897	503

Net interest income	3,412	2,918	6,651	5,584
Provision for loan losses	155	120	409	155

Net interest income after provision for loan losses	3,257	2,798	6,242	5,429

Noninterest income:
Service charges and fees on deposit accounts	89	81	176	161
Mortgage banking revenue	105	160	215	236
Income from bank-owned life insurance	10	11	21	23
Loss on sale of securities available for sale	—	—	—	(1)
Other income	110	89	212	170

Total noninterest income	314	341	624	589

Noninterest expense:
Salaries and employee benefits	1,218	982	2,446	2,054
Occupancy and equipment	226	233	461	480
Professional fees	97	82	181	145
Marketing	133	157	340	311
FDIC/State assessment	38	42	74	88
Software maintenance, amortization and other	159	133	307	262
Other	370	333	729	656

Total noninterest expense	2,241	1,962	4,538	3,996

Earnings before income taxes	1,330	1,177	2,328	2,022
Income taxes	328	412	572	721

Net earnings	$1,002	$765	$1,756	$1,301

Earnings per common share:
Basic	$0.32	$0.30	$0.56	$0.57
Diluted	0.32	0.30	0.56	0.57
Cash dividends per common share(1)	—	—	0.10	0.07

(1)	Annual cash dividends were paid during the first quarters of 2017 and 2018

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net earnings	$1,002	$765	$1,756	$1,301
Other comprehensive (loss) income:
Change in unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	(108)	258	(838)	333
Reclassification adjustment for realized loss	—	—	—	1

Net change in unrealized (loss) gain	(108)	258	(838)	334
Deferred income tax benefit (expense) on above change	27	(96)	212	(124)

Total other comprehensive (loss) income	(81)	162	(626)	210

Comprehensive income	$921	$927	$1,130	$1,511

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2018 and 2017

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-in	Retained	hensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
(in thousands)
Balance at December 31, 2016	2,004,707	$20	$20,732	$6,563	$(233)	$27,082
Net earnings for the six months ended June 30, 2017 (unaudited)	—	—	—	1,301	—	1,301
Dividends paid (unaudited)	—	—	—	(140)	—	(140)
Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	—	—	—	—	210	210
Stock options exercised (unaudited)	500	—	5	—	—	5
Common stock issued as compensation to directors (unaudited)	2,165	—	35	—	—	35
Sale of common stock (unaudited) net of stock offering costs $1,042,905	1,090,908	11	16,946	—	—	16,957
Stock-based compensation (unaudited)	—	—	15	—	—	15

Balance at June 30, 2017 (unaudited)	3,098,280	$31	$37,733	$7,724	$(23)	$45,465

Balance at December 31, 2017	3,118,977	$31	$37,953	$9,285	$(296)	$46,973
Net earnings for the six months ended June 30, 2018 (unaudited)	—	—	—	1,756	—	1,756
Dividends paid (unaudited)	—	—	—	(312)	—	(312)
Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	—	—	—	—	(626)	(626)
Stock options exercised (unaudited)	4,700	—	47	—	—	47
Common stock issued as compensation to directors (unaudited)	1,556	—	34	—	—	34
Stock-based compensation (unaudited)	—	—	64	—	—	64

Balance at June 30, 2018 (unaudited)	3,125,233	$31	$38,098	$10,729	$(922)	$47,936

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net earnings	$1,756	$1,301
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	265	261
Provision for loan losses	409	155
Net amortization of deferred loan fees	(15)	(79)
Loss on sale of securities available for sale	—	1
Amortization of premiums and discounts on securities available for sale	205	191
Gain on sale of loans held for sale	(168)	(154)
Proceeds from the sale of loans held for sale	37,011	34,551
Loans originated as held for sale	(38,284)	(34,909)
Stock issued as compensation	34	35
Stock-based compensation expense	64	15
Income from bank-owned life insurance	(21)	(23)
Net increase in accrued interest receivable	(49)	(20)
Net increase in other assets	(13)	(184)
Net (decrease) increase in other liabilities and official checks	(664)	75

Net cash provided by operating activities	530	1,216

Cash flows from investing activities:
Loan originations, net of principal repayments	(35,608)	(19,457)
Purchase of securities available for sale	(1,003)	(13,548)
Principal repayments of securities available for sale	3,083	2,345
Proceeds from sale of securities available for sale	—	750
Maturities and calls of securities available for sale	29	28
Purchase of Federal Home Loan Bank stock	(39)	(54)
Purchase of premises and equipment	(221)	(344)

Net cash used in investing activities	(33,759)	(30,280)

Cash flows from financing activities:
Net increase in deposits	33,526	16,866
Proceeds from stock options exercised	47	5
Proceeds from sale of common stock, net	—	16,957
Common stock dividends paid	(312)	(140)

Net cash provided by financing activities	33,261	33,688

Net increase in cash and cash equivalents	32	4,624
Cash and cash equivalents at beginning of period	32,397	36,165

Cash and cash equivalents at end of period	$32,429	$40,789

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$875	$503

Income taxes	$610	$815

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized (loss) gain on securities available for sale, net of taxes	$(626)	$210

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s financial position and results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 20, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Mortgage Banking Revenue. Mortgage banking revenue includes gains and losses on the sale of mortgage loans originated for sale and wholesale brokerage fees, net of commissions and deferred loan costs. The Company recognizes mortgage banking revenue from mortgage loans originated in the condensed consolidated statements of earnings upon sale of the loans.

Reclassifications. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718. Compensation Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

Recent Accounting Standards Update, Continued.

Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the impact of the ASU, if any, on its condensed consolidated financial statements.

(2)	Securities Available for Sale

Securities are classified according to management’s intent. The carrying amount of securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At June 30, 2018
U.S. Government agency securities	$1,075	$—	$(24)	$1,051
Municipal securities	12,204	58	(161)	12,101
Mortgage-backed securities	34,612	18	(1,125)	33,505

Total	$47,891	$76	$(1,310)	$46,657

At December 31, 2017
U.S. Government agency securities	$1,251	$6	$(8)	$1,249
Municipal securities	12,340	128	(95)	12,373
Mortgage-backed securities	36,614	23	(450)	36,187

Total	$50,205	$157	$(553)	$49,809

The following table summarizes the sale of securities available for sale.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Proceeds from sale of securities	$—	$—	$—	$750
Gross gains	—	—	—	—
Gross losses	—	—	—	(1)

Net loss on sale of securities	$—	$—	$—	$(1)

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At June 30, 2018
Securities Available for Sale
U.S. Government agency securities	$(24)	$1,051	$—	$—
Municipal securities	(93)	4,421	(68)	2,369
Mortgage-backed securities	(753)	24,431	(372)	8,430

Total	$ (870)	$29,903	$(440)	$10,799

At December 31, 2017
Securities Available for Sale
U.S. Government agency securities	$(8)	$694	$—	$—
Municipal securities	(36)	1,831	(59)	1,203
Mortgage-backed securities	(308)	29,742	(142)	5,667

Total	$(352)	$32,267	$(201)	$6,870

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at June 30, 2018 and December 31, 2017 on forty and thirty-four securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
At June 30, 2018
U.S. Government agency securities	$1,051	$—	$1,051	$—
Municipal securities	12,101	—	12,101	—
Mortgage-backed securities	33,505	—	33,505	—

Total	$46,657	$—	$46,657	$—

At December 31, 2017
U.S. Government agency securities	$1,249	$—	$1,249	$—
Municipal securities	12,373	—	12,373	—
Mortgage-backed securities	36,187	—	36,187	—

Total	$49,809	$—	$49,809	$—

During the three and six months ended June 30, 2018 and 2017, no securities were transferred in or out of Levels 1, 2 or 3.

The scheduled maturities of securities are as follows:

	At June 30, 2018
	Amortized Cost	Fair Value
(in thousands)
Due in less than one year	$502	$503
Due in one to five years	3,672	3,638
Due in five to ten years	6,378	6,388
Due after ten years	2,727	2,623
Mortgage-backed securities	34,612	33,505

Total	$47,891	$46,657

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

(in thousands)	At June 30, 2018	At December 31, 2017
Real estate mortgage loans:
Commercial	$89,482	$79,565
Residential and home equity	113,715	94,824
Construction	32,266	26,813

Total real estate mortgage loans	235,463	201,202
Commercial loans	46,006	44,027
Consumer and other loans	7,136	7,742

Total loans	288,605	252,971
Add (deduct):
Net deferred loan costs	409	424
Allowance for loan losses	(3,541)	(3,136)

Loans, net	$285,473	$250,259

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
Three-Month Period Ended June 30, 2018
Beginning balance	$977	$1,208	$372	$745	$83	$3,385
Provision for loan losses	24	101	28	2	—	155
Net (charge-offs) recoveries	—	—	—	2	(1)	1

Ending balance	$1,001	$1,309	$400	$749	$82	$3,541

Three-Month Period Ended June 30, 2017
Beginning balance	$767	$1,086	$293	$704	$58	$2,908
Provision for loan losses	44	22	45	6	3	120
Net (charge-offs) recoveries	—	—	—	2	(2)	—

Ending balance	$811	$1,108	$338	$712	$59	$3,028

Six-Month Period Ended June 30, 2018
Beginning balance	$894	$1,097	$331	$724	$90	$3,136
Provision (credit) for loan losses	107	212	69	22	(1)	409
Net (charge-offs) recoveries	—	—	—	3	(7)	(4)

Ending balance	$1,001	$1,309	$400	$749	$82	$3,541

Six-Month Period Ended June 30, 2017
Beginning balance	$775	$1,074	$258	$714	$55	$2,876
Provision (credit) for loan losses	36	34	80	(4)	9	155
Net (charge-offs) recoveries	—	—	—	2	(5)	(3)

Ending balance	$811	$1,108	$338	$712	$59	$3,028

At June 30, 2018
Individually evaluated for impairment:
Recorded investment	$611	$240	$—	$133	$—	$984

Balance in allowance for loan losses	$—	$—	$—	$133	$—	$133

Collectively evaluated for impairment:
Recorded investment	$88,871	$113,475	$32,266	$45,873	$7,136	$287,621

Balance in allowance for loan losses	$1,001	$1,309	$400	$616	$82	$3,408

At December 31, 2017
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$134	$—	$134

Balance in allowance for loan losses	$—	$—	$—	$134	$—	$134

Collectively evaluated for impairment:
Recorded investment	$79,565	$94,824	$26,813	$43,893	$7,742	$252,837

Balance in allowance for loan losses	$894	$1,097	$331	$590	$90	$3,002

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
At June 30, 2018
Grade:
Pass	$84,019	$110,717	$32,101	$43,994	$7,041	$277,872
Special mention	4,852	2,835	—	1,235	95	9,017
Substandard	611	163	165	777	—	1,716
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$89,482	$113,715	$32,266	$46,006	$7,136	$288,605

At December 31, 2017
Grade:
Pass	$74,560	$92,282	$26,356	$42,874	$7,715	$243,787
Special mention	4,382	2,122	298	591	27	7,420
Substandard	623	420	159	562	—	1,764
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$79,565	$94,824	$26,813	$44,027	$7,742	$252,971

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

At June 30, 2018, there were two nonaccrual loans, totaling $90,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2018:
Real estate mortgage loans:
Commercial	$42	$300	$—	$342	$89,140	$—	$89,482
Residential and home equity	215	—	—	215	113,500	—	113,715
Construction	—	—	—	—	32,266	—	32,266
Commercial loans	—	—	—	—	45,916	90	46,006
Consumer and other loans	—	—	—	—	7,136	—	7,136

Total	$257	$300	$—	$557	$287,958	$90	$288,605

At December 31, 2017:
Real estate mortgage loans:
Commercial	$—	$623	$—	$623	$78,942	$—	$79,565
Residential and home equity	—	255	—	255	94,569	—	94,824
Construction	—	—	—	—	26,813	—	26,813
Commercial loans	—	—	—	—	43,893	134	44,027
Consumer and other loans	—	—	—	—	7,742	—	7,742

Total	$—	$878	$—	$878	$251,959	$134	$252,971

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related Allowance Recorded		With an Allowance Recorded			Total
(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
At June 30, 2018:
Real estate mortgage loans:
Commercial	$611	$611	$—	$—	$—	$611	$611	$—
Residential & home equity	240	240	—	—	—	240	240	—
Commercial loans	—	—	133	133	133	133	133	133

Total	$851	$851	$133	$133	$133	$984	$984	$133

At December 31, 2017:
Commercial loans	$—	$—	$134	$134	$134	$134	$134	$134

Total	$—	$—	$134	$134	$134	$134	$134	$134

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended June 30,
	2018			2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
Commercial	$611	$—	$—	$—	$—	$—
Residential & home equity	251	1	—	481	22	27
Construction	—	—	—	74	—	—
Commercial loans	156	—	—	67	—	1

Total	$1,018	$1	$—	$622	$22	$28

	Six Months Ended June 30,
	2018			2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
Commercial	$328	$—	$—	$—	$—	$—
Residential & home equity	212	1	—	562	22	28
Construction	—	—	2	74	—	—
Commercial loans	152	—	—	69	—	1

Total	$692	$1	$2	$705	$22	$29

There were no collateral dependent loans measured at fair value on a nonrecurring basis at June 30, 2018 or 2017.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. The Company entered into one new TDR during the quarter ended June 30, 2018 and during the six months ended June 30, 2018 and 2017. The Company had no new TDRs during the quarter ended June 30, 2017.

	Three Months Ended June 30,
	2018				2017
( dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Modification Outstanding Recorded Investment
Troubled Debt Restructurings -
Commercial real estate:
Modified principal	1	$619	$611	$611	—	$—	$—	$—

Total	1	$619	$611	$611	—	$—	$—	$—

	Six Months Ended June 30,
	2018				2017
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Current Modification Outstanding Recorded Investment
Troubled Debt Restructurings -
Commercial real estate:
Modified principal	1	$619	$611	$611	$1	$153	$169	$167

Total	1	$619	$611	$611	$1	$153	$169	$167

At June 30, 2018, the Company had $655,000 in loans identified as TDRs. The TDR entered into during the quarter ended June 30, 2018 did not subsequently default during that period.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning January 1, 2016, the Bank became subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2018, the Bank’s capital conservation buffer exceeds the minimum requirement designated for June 30, 2018 of 1.875%. The required buffer of 2.5% will be effective January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2018 that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2018, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2018
Tier 1 Leverage Capital	$35,213	9.68%	$14,554	4.00%	$18,192	5.00%
Common Equity Tier 1 Risk-based Capital	35,213	12.28	12,905	4.50	18,641	6.50
Tier 1 Risk-based Capital	35,213	12.28	17,207	6.00	22,942	8.00
Total Risk-based Capital	38,754	13.51	22,942	8.00	28,678	10.00

As of December 31, 2017
Tier 1 Leverage Capital	$33,146	9.48%	$13,983	4.00%	$17,479	5.00%
Common Equity Tier 1 Risk-based Capital	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Risk-based Capital	33,146	12.80	15,539	6.00	20,718	8.00
Total Risk-based Capital	36,282	14.01	20,718	8.00	25,898	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2018 and 2017, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2018			2017
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending June 30:
Basic EPS:
Net earnings	$1,002	3,123,594	$0.32	$765	2,589,921	$0.30
Effect of dilutive securities-incremental shares from assumed conversion of options		2,428			2,977

Diluted EPS:
Net earnings	$1,002	3,126,022	$0.32	$765	2,592,898	$0.30

Six Months Ending June 30:
Basic EPS:
Net earnings	$1,756	3,122,112	$0.56	$1,301	2,299,508	$0.57
Effect of dilutive securities-incremental shares from assumed conversion of options		5,375			6,261

Diluted EPS:
Net earnings	$1,756	3,127,487	$0.56	$1,301	2,305,769	$0.57

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

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

During the second quarter of 2018, the Company issued 120,000 Non-Qualified Stock Options (“NSO”) to its Board of Directors. These NSOs vest over 5 years and expire in increments beginning April 1, 2024 and concluding April 1, 2028.

During the second quarter of 2018, the Company issued Incentive Stock Options (“ISO”) to its employees. The Company issued 25,000 ISOs to its CEO and 92,250 ISOs to its remaining employees. These ISOs vest over 5 years and expire in increments beginning April 1, 2024 and concluding April 1, 2028.

As of June 30, 2018, 252,917 stock options have been granted under the 2015 Plan and 204,328 options are available for grant.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	—	$—
Options granted	11,540	17.03

Outstanding at June 30, 2017	11,540	$17.03

Outstanding at December 31, 2017	11,540	$17.03

Options granted	252,917	19.79

Outstanding at June 30, 2018	264,457	$19.79	8.85 years	$311,000

Exercisable at June 30, 2018	37,207	$17.93	3.31 years	$113,000

The fair value of shares vested and recognized as compensation expense was $64,000 and $15,000 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was $732,000 in unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 56 months. At June 30, 2017, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

The fair value of each option granted during the six months ended June 30, 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Weighted average risk-free interest rate	1.47 - 2.63%
Expected dividend yield	0.41 - 0.50%
Expected stock volatility	10.70 - 11.90%
Expected life in years	2.5 - 6.5
Per share fair value of options issued during period	$1.49 - $3.35

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

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2016	42,200	$10.16
Options exercised	(500)	10.00
Options forfeited	(200)	10.00

Outstanding at June 30, 2017	41,500	$10.16

Options exercised	(18,950)	$10.00

Options forfeited	(350)	$10.00

Outstanding at December 31, 2017	22,200	$10.31

Options exercised	(4,700)	10.00
Outstanding at June 30, 2018	17,500	$10.39	1.26 years	$185,000

Exercisable at June 30, 2018	17,500	$10.39	1.26 years	$185,000

At June 30, 2018, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the six months ended June 30, 2018 and 2017, our directors received 1,556 and 2,165 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $34,000 and $35,000, respectively. At June 30, 2018, 56,546 shares remained available for grant.

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $37.1 million at June 30, 2018. At June 30, 2018 and December 31, 2017, the Company had no outstanding loans under this line.

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows:

		At June 30, 2018		At December 31, 2017
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$32,429	$32,429	$32,397	$32,397
Securities available for sale	2	46,657	46,657	49,809	49,809
Loans held for sale	3	7,321	7,354	5,880	6,039
Loans, net	3	285,473	283,741	250,259	249,628
Federal Home Loan Bank stock	3	355	355	316	316
Accrued interest receivable	3	1,027	1,027	978	978

Financial liabilities-
Deposits	3	331,823	332,010	298,297	298,403
Off-Balance Sheet Items	3	—	—	—	—

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $565,000 at June 30, 2018.

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

(in thousands)	At June 30, 2018
Commitments to extend credit	$3,007

Construction loans in process	$16,459

Unused lines of credit	$39,585

Standby letters of credit	$1,894

Standby performance letters of credit	$378

Guaranteed accounts	$1,328

(10)	Premises and Equipment

Effective August 6, 2018, Prime Meridian Holding Company’s (the “Company”) wholly-owned subsidiary, Prime Meridian Bank (the “Bank”), entered into a Retail Lease (the “Lease”) at its Timberlane location with the new owner of the property, LG Tallahassee Market Square, LLC (the “Landlord”). The Lease allows for the operation of a full-service banking office at 1471 Timberlane Road, Tallahassee, Florida 32312. The term of the Lease is 15 years, with four options to renew for five years each. The Lease requires the Landlord to seek approval from the City of Tallahassee for a lot line adjustment. Once this approval is received, the Landlord has six months from the approval date to deliver notice and proof of a Certificate of Completion (the “Delivery Date”), certifying that the Landlord’s improvement obligations are complete. The new rent obligations will commence 120 days after the Delivery Date (the “Rent Commencement Date”) and are as follows:

Years	Annual Rent Amount
1-5	$294,000
6-10	$323,400
11-15	$355,740

Prior to the Rent Commencement Date, the Bank will pay rent in accordance with its prior lease as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

The Lease is a fully net lease, with the Bank separately paying real and personal property taxes, all special and third party assessments, common area maintenance charges, maintenance costs, and insurance expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2017. Results of operations for the three months ended June 30, 2018 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our and our subsidiary’s operations include, but are not limited to, changes in:

•	local, regional, and national economic and business conditions;

•	banking laws, compliance, and the regulatory environment;

•	U.S. and global securities markets, public debt markets, and other capital markets;

•	monetary and fiscal policies of the U.S. Government;

•	litigation, tax, and other regulatory matters;

•	demand for banking services, both loan and deposit products in our market area;

•	quality and composition of our loan or investment portfolios;

•	risks inherent in making loans such as repayment risk and fluctuating collateral values;

•	competition;

•	attraction and retention of key personnel, including our management team and directors;

•	technology, product delivery channels, and end user demands and acceptance of new products;

•	consumer spending, borrowing and savings habits;

•	any failure or breach of our operational systems, information systems or infrastructure, or

•	those of our third-party vendors and other service providers; including cyber-attacks;

•	natural disasters, public unrest, adverse weather, public health, and other conditions impacting our or our clients’ operations;

•	other economic, competitive, governmental, regulatory, or technological factors affecting us; and

•	application and interpretation of accounting principles and guidelines.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017
Average equity as a percentage of average assets	13.15%	11.84%	10.20%
Equity to total assets at end of period	12.58	13.53	13.40
Return on average assets(1)	0.98	0.85	0.82
Return on average equity(1)	7.48	7.17	8.07
Noninterest expense to average assets(1)	2.54	2.45	2.53
Nonperforming loans to total loans at end of period	0.03	0.05	0.06

(1)	Annualized for the six months ended June 30, 2018 and 2017

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of June 30, 2018, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

FINANCIAL CONDITION

Average assets totaled $363.5 million for the three months ended June 30, 2018, an increase of $38.6 million, or 11.9%, over the comparable period in 2017. The increase in 2018 can be primarily attributed to higher average loan balances.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At June 30, 2018, our available for sale investment portfolio included U.S. government agency securities, municipal securities, and mortgage-backed securities and had a fair market value of $46.7 million and an amortized cost value of $47.9 million. At June 30, 2018 and December 31, 2017, our investment securities portfolio represented approximately 12.2% and 14.3% of our total assets, respectively. The average yield on the average balance of investment securities for the three months ended June 30, 2018 was 2.43%, compared to 2.28% for the comparable period in 2017.

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

The Company’s net loan portfolio increased $35.2 million, or 14.1%, from December 31, 2017. Loan growth occurred across all categories, except consumer, during the first six months of 2018. In total, approximately 81.6% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at June 30, 2018, compared to 79.5% at December 31, 2017.

Nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At June 30, 2018, the Company had two nonaccrual loans totaling $90,000.

Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP. Five loans totaling $984,000 were deemed to be impaired under the Company’s policy at June 30, 2018, compared to two loans totaling $134,000 at December 31, 2017. The Company’s nonperforming assets represented 0.02% of total assets at June 30, 2018, compared to 0.04% at December 31, 2017.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $3.5 million or 1.23% of total loans, at June 30, 2018, is adequate to cover losses inherent in the loan portfolio. Three of the five impaired loans carried a reserve of $133,000 at June 30, 2018.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at June 30, 2018 were $331.8 million, an increase of $33.5 million, or 11.2%, from December 31, 2017, with growth coming from interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 24.1% of the average balance of total deposits for the three months ended June 30, 2018, compared to 25.0% for the three months ended June 30, 2017.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of June 30, 2018, to borrow up to $37.1 million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $18.8 million at June 30, 2018. There were no loans outstanding under any of these lines at June 30, 2018.

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

As shown in the following table, The Bank reported higher volumes and yields for loans, mortgage loans held for sale, and securities for the three months ended June 30, 2018, as compared to the same period a year ago. This in conjunction with a decrease in other interest-earning assets (which have lower yields) resulted in a higher overall yield on total interest-earning assets. Despite higher funding costs, the Bank’s net interest margin improved 16 basis points to 3.89%.

	For the Three Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$281,636	$3,484	4.95%	$235,661	$2,798	4.75%
Mortgage loans held for sale	5,120	59	4.61	3,232	40	4.95
Securities	47,336	287	2.43	43,505	248	2.28
Other(2)	16,972	82	1.93	30,867	88	1.14

Total interest-earning assets	351,064	$3,912	4.46	313,265	$3,174	4.05

Noninterest-earning assets	12,480			11,729

Total assets	$363,544			$324,994

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$211,513	$415	0.78%	$193,774	$220	0.45%
Time deposits	27,592	85	1.23	20,989	36	0.69

Total interest-bearing deposits	239,105	500	0.84	214,763	256	0.48

Total interest-bearing liabilities	239,105	$500	0.84	214,763	$256	0.48

Noninterest-bearing deposits	75,932			71,665
Noninterest-bearing liabilities	1,311			1,337
Stockholders’ equity	47,196			37,229

Total liabilities and stockholders’ equity	$363,544			$324,994

Net earning assets	$111,959			$98,502

Net interest income		$3,412			$2,918

Interest rate spread			3.62%			3.57%
Net interest margin(3)			3.89%			3.73%
Ratio of interest-earning assets to average interest-bearing liabilities	146.82%			145.87%

(1)	Includes nonaccrual loans
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized

As shown in the following 6-month table, increased loan volume and higher loan yields drove the improvement in the company’s net interest margin. Despite higher funding costs, the Bank’s net interest margin improved 19 basis points to 3.86%.

	For the Six Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$274,000	$6,700	4.89%	$231,426	$5,406	4.67%
Mortgage loans held for sale	5,185	117	4.51	2,752	67	4.87
Securities	48,404	575	2.38	39,847	457	2.29
Other(2)	17,193	156	1.81	30,637	157	1.02

Total interest-earning assets	344,782	$7,548	4.38	304,662	$6,087	4.00

Noninterest-earning assets	12,498			11,460

Total assets	$357,280			$316,122

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$209,820	$762	0.73%	$194,184	$437	0.45%
Time deposits	25,039	135	1.08	20,131	66	0.66

Deposits	234,859	897	0.76	214,315	503	0.47
Other borrowings	—	—		—	—	—

Total interest-bearing liabilities	234,859	$897	0.76	214,315	$503	0.47

Noninterest-bearing deposits	74,070			68,264
Noninterest-bearing liabilities	1,372			1,283
Stockholders’ equity	46,979			32,260

Total liabilities and stockholders’ equity	$357,280			$316,122

Net earning assets	$109,923			$90,347

Net interest income		$6,651			$5,584

Interest rate spread			3.62%			3.53%
Net interest margin(3)			3.86%			3.67%
Ratio of interest-earning assets to average interest-bearing liabilities	146.80%			142.16%

(1)	Includes nonaccrual loans
(2)	Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3)	Net interest margin is net interest income divided by total average interest-earning assets, annualized

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Net Earnings. Net earnings for the three-month period ended June 30, 2018 were $1,002,000, compared to net earnings of $765,000 for the three-month period ended June 30, 2017. The $237,000 increase in net earnings is attributed to a 16.9%, or $494,000, increase in net interest income, partially offset by a 29.2%, or $35,000, increase in the provision for loan losses, a 7.9%, or $27,000, decrease in noninterest income, and a 14.2%, or $279,000, increase in noninterest expense. Additionally, income tax expense decreased $84,000, or 20.4%, year-over-year due to a lower corporate income tax rate. There were two macro factors impacting results favorably in the first half of 2018 - the enactment of the Tax Cuts and Job Act on December 22, 2017 which has resulted in a lower corporate income tax rate and continued rising interest rates as the overnight funds rate increased in June, 2018 for the seventh time since December, 2015. The Bank’s strong loan production at higher yields during the first half of the year has outpaced its increased cost of funds.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits. Net interest income for the 2018 second quarter increased $494,000, or 16.9%, from the 2017 second quarter. Strong loan production in the second quarter, coupled with higher loan yields, drove the improvement in the Company’s net interest margin.

Interest Income. Total interest income increased to $3.9 million for the three months ended June 30, 2018, a $738,000 or 23.3%, increase over the three months ended June 30, 2017. The increase was driven by an increase in average loans and higher yields and a change in the overall earning assets mix. Average loan balances have grown $46.0 million, or 19.5%, from $235.7 million for the quarter ended June 30, 2017 to $281.6 million for the quarter ended June 30, 2018, while the average yield on loans increased from 4.75% during the second quarter of 2017 to 4.95% during the second quarter of 2018. Increased income on both mortgage loans held for sale and securities also contributed to the growth in total interest income

Interest Expense. Interest expense was $500,000 for the three months ended June 30, 2018, compared to $256,000 for the three months ended June 30, 2017. The $244,000, or 95.3%, increase can be primarily attributed to higher average balances of interest-bearing deposits and higher average rates paid on deposits. Year-over-year, the average balance of interest-bearing deposits increased 11.3%, or $24.3 million, to $239.1 million, while the average rate paid on deposits increased 36 basis points to 0.84%.

Net Interest Margin. The net interest margin was 3.89% for the three months ended June 30, 2018, compared to 3.73% for the same period in 2017. The net interest margin expansion reflected a 41-basis-point increase in the average yield on earning assets and a $37.8 million increase in the average balance of interest-earning assets, partially offset by a 36-basis-point increase in the average cost of interest-bearing deposits and the $24.3 million increase in the average balance of interest-bearing deposits.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to our historic loss experience and the collectability of the loan portfolio. The provision for loan losses for the three months ended June 30, 2018 was $155,000, compared to $120,000 for the three months ended June 30, 2017. The higher provision reflects strong loan growth for the second quarter of 2018, with loans increasing $35.2 million in the first half of 2018. Management believes that the allowance for loan losses, which was $3.5 million or 1.23% of total loans, at June 30, 2018, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue and income from bank-owned life insurance. Noninterest income for the three months ended June 30, 2018 totaled $314,000, a decrease of $27,000, or 7.9%, from the three months ended June 30, 2017. Slight increases in service charges and fees on deposit accounts and other income (namely ATM and debit card fees) were offset by a $55,000, or 34.4%, decline in mortgage banking revenue.

Noninterest Expense. Noninterest expense increased $279,000, or 14.2%, for the quarter ended June 30, 2018, compared to the same period a year ago. Salaries and employee benefits were the primary expense drivers, increasing $236,000, or 24.0%. The Bank continues to add personnel as it grows, ending the second quarter of 2018 with 71 full-time equivalents (FTEs).

Income Taxes. Income taxes are based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $328,000 for the three months ended June 30, 2018, compared to income taxes of $412,000 for the three months ended June 30, 2017. The enactment of the Tax Cuts and Job Act in December, 2017 has resulted in a lower corporate income tax rate which should continue to benefit the Company for the remainder of 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

Net Earnings. Net earnings for the six-month period ended June 30, 2018 were $1.8 million compared to net earnings of $1.3 million for the six-month period ended June 30, 2017. The $455,000 increase in net earnings is attributed to a $1.1 million, or 19.1%, increase in net interest income and a $35,000, or 5.9%, increase in noninterest income, partially offset by a $254,000, or 163.9%, increase in the provision for loan losses and a $542,000, or 13.6%, increase in noninterest expense. Additionally, the new tax rate environment benefitted the Company’s results.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits. Net interest income for the first six months of 2018 increased $1.1 million, or 19.1%, from the comparable period in 2017. A $40.1 million increase in average earning assets coupled with a 38-basis-point improvement in the average yield on these assets helped drive these results.

Interest Income. Total interest income increased to $7.5 million for the six months ended June 30, 2018, a $1.5 million, or 24.0%, increase over the six months ended June 30, 2017. The increase was driven by an increase in average loans and higher yields and a change in the overall earning assets mix. Average loan balances have grown $42.6 million, or 18.4%, from $231.4 million for the six months ended June 30, 2017 to $274.0 million for the six months ended June 30, 2018, while the average yield on loans increased from 4.67% during the first six months of 2017 to 4.89% during the first six months of 2018.    Increased income on both mortgage loans held for sale and securities also contributed to the growth in total interest income. The average balance of mortgage loans held for sale grew from $2.8 million in the first six months of 2017 to $5.2 million in the first six months of 2018, while average securities increased 21.5% year over year to $48.4 million. Additionally, a shift in the earning assets mix from lower-yielding overnight funds to higher-yielding loans boosted profitability in the first half of 2018.

Interest Expense. Interest expense was $897,000 for the six months ended June 30, 2018, compared to $503,000 for the six months ended June 30, 2017. The $394,000, or 78.3%, increase can be primarily attributed to higher average balances of interest-bearing deposits and higher average rates paid on deposits. Year-over-year, the average balance of interest-bearing deposits increased 9.6%, or $20.5 million, to $234.9 million, while the average rate paid on deposits increased 29 basis points to 0.76%.

Net Interest Margin. The net interest margin was 3.86% for the six months ended June 30, 2018, compared to 3.67% for the same period in 2017. The net interest margin expansion reflected a 38-basis-point increase in the average yield on earning assets, partially offset by a 29-basis-point increase in the average cost of interest-bearing deposits. Furthermore, the average balance of interest-earning assets grew $40.1 million compared to $20.5 million for the average balance of interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to our historic loss experience and the collectability of the loan portfolio. The provision for loan losses for the six months ended June 30, 2018 was $409,000, compared to $155,000 for the six months ended June 30, 2017. The higher provision reflects strong loan growth for the first half of 2018, with loans increasing $43.3 million since June 30, 2017. Management believes that the allowance for loan losses, which was $3.5 million or 1.23% of total loans, at June 30, 2018, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue and income from bank-owned life insurance. Noninterest income for the six months ended June 30, 2018 totaled $624,000 an increase of $35,000, or 5.9%, from the six months ended June 30, 2017. Compared to the same period a year ago, noninterest income increased primarily due to a 9.3%, or $15,000, increase in service charges and fees on deposit accounts and a 24.7%, or $42,000, increase in other income, partially offset by an 8.9%, or $21,000, decrease in mortgage banking revenue.

Noninterest Expense. Noninterest expense increased $542,000, or 13.6%, for the first half of 2018, compared to the same period a year ago. Salaries and employee benefits were the primary expense drivers, increasing $392,000, or 19.1%, due to increased personnel.

Income Taxes. Income taxes are based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $572,000 for the six months ended June 30, 2018, compared to income taxes of $721,000 for the six months ended June 30, 2017. The enactment of the Tax Cuts and Job Act in December, 2017 has resulted in a lower corporate income tax rate which should continue to benefit the Company for the remainder of 2018.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At June 30, 2018, the Bank had access to approximately $37.1 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $18.8 million in unsecured lines of credit maintained with correspondent banks. As of June 30, 2018, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $9.0 million at June 30, 2018 and $9.1 million at December 31, 2017. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 18.4% and 21.1% of total assets at June 30, 2018 and December 31, 2017, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and large deposits. At June 30, 2018, total deposits were $331.8 million, of which $17.3 million was in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $47.9 million at June 30, 2018, compared to $47.0 million at December 31, 2017.

At June 30, 2018, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.68% Tier 1 Leverage Capital Ratio, a 12.28% Equity Tier 1 Risk-Based Capital Ratio, a 12.28% Tier 1 Risk-Based Capital Ratio, and a 13.51% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at June 30, 2018 and December 31, 2017 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2018
Tier 1 Leverage Capital	$35,213	9.68%	$14,554	4.00%	$18,192	5.00%
Common Equity Tier 1 Risk-based Capital	35,213	12.28	12,905	4.50	18,641	6.50
Tier 1 Risk-based Capital	35,213	12.28	17,207	6.00	22,942	8.00
Total Risk-based Capital	38,754	13.51	22,942	8.00	28,678	10.00

As of December 31, 2017
Tier 1 Leverage Capital	$33,146	9.48%	$13,983	4.00%	$17,479	5.00%
Common Equity Tier 1 Risk-based Capital	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Risk-based Capital	33,146	12.80	15,539	6.00	20,718	8.00
Total Risk-based Capital	36,282	14.01	20,718	8.00	25,898	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $1 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending June 30, 2018 for a discussion of off-balance sheet arrangements

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2018, the Company issued 764 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $17,000. During the second quarter, PMHG issued 1,700 shares to employees and directors who exercised stock options and paid $17,000 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 25, 2016	Exhibit 10.1 to Form 8-K filed on July 27, 2016

10.7	Amended and Restated 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2017

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

August 9, 2018
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Chief Executive Officer, President
and Principal Executive Officer

August 9, 2018
	By:	/s/ R. Randy Guemple

Date		R. Randy Guemple
Chief Financial Officer, Executive Vice President, and Principal Financial Officer