Form 10-Q
period 2018-09-30
Prime Meridian Holding Co
filed 2018-11-08
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1897 Capital Circle NE, Second Floor, Tallahassee, Florida	32308
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2018: 3,130,695

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$9,086	$6,971
Federal funds sold	42,152	20,148
Interest-bearing deposits	5,537	5,278
Total cash and cash equivalents	56,775	32,397
Securities available for sale	44,359	49,809
Loans held for sale	6,782	5,880
Loans, net of allowance for loan losses of $3,674 and $3,136	289,022	250,259
Federal Home Loan Bank stock	355	316
Premises and equipment, net	4,699	4,872
Accrued interest receivable	1,028	978
Bank-owned life insurance	1,789	1,757
Other assets	1,149	912
Total assets	$405,958	$347,180

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$83,296	$76,216
Savings, NOW and money-market deposits	230,817	200,027
Time deposits	41,133	22,054
Total deposits	355,246	298,297
Official checks	865	1,146
Other liabilities	984	764
Total liabilities	357,095	300,207
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,128,671 and 3,118,977 issued and outstanding	31	31
Additional paid-in capital	38,179	37,953
Retained earnings	11,747	9,285
Accumulated other comprehensive loss	(1,094)	(296)
Total stockholders' equity	48,863	46,973
Total liabilities and stockholders' equity	$405,958	$347,180

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Interest income:
Loans	$3,798	$3,025	$10,615	$8,498
Securities	276	252	851	709
Other	198	114	354	271
Total interest income	4,272	3,391	11,820	9,478
Interest expense-
Deposits	662	326	1,559	829
Net interest income	3,610	3,065	10,261	8,649
Provision for loan losses	135	32	544	187
Net interest income after provision for loan losses	3,475	3,033	9,717	8,462
Noninterest income:
Service charges and fees on deposit accounts	83	80	259	241
Mortgage banking revenue	124	80	339	316
Income from bank-owned life insurance	11	12	32	35
Loss on sale of securities available for sale	-	-	-	(1)
Other income	120	88	332	258
Total noninterest income	338	260	962	849
Noninterest expense:
Salaries and employee benefits	1,341	1,053	3,787	3,107
Occupancy and equipment	237	247	698	727
Professional fees	86	90	267	235
Marketing	193	129	533	440
FDIC/State assessment	38	35	112	123
Software maintenance, amortization and other	167	132	474	394
Other	396	321	1,125	977
Total noninterest expense	2,458	2,007	6,996	6,003
Earnings before income taxes	1,355	1,286	3,683	3,308
Income taxes	337	464	909	1,185
Net earnings	$1,018	$822	$2,774	$2,123

Earnings per common share:
Basic	$0.33	$0.26	$0.89	$0.83
Diluted	$0.33	$0.26	$0.89	$0.83
Cash dividends per common share(1)	$-	$-	$0.10	$0.07

(1) Annual cash dividends were paid during the first quarters of 2017 and 2018

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net earnings	$1,018	$822	$2,774	$2,123
Other comprehensive (loss) income:
Change in unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	(231)	5	(1,069)	338
Reclassification adjustment for realized loss	-	-	-	1
Net change in unrealized (loss) gain	(231)	5	(1,069)	339
Deferred income tax benefit (expense) on above change	59	(2)	271	(126)
Total other comprehensive (loss) income	(172)	3	(798)	213
Comprehensive income	$846	$825	$1,976	$2,336

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2018 and 2017

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-in	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
(in thousands)
Balance at December 31, 2016	2,004,707	$20	$20,732	$6,563	$(233)	$27,082

Net earnings for the nine months ended September 30, 2017 (unaudited)	-	-	-	2,123	-	2,123

Dividends paid (unaudited)	-	-	-	(140)	-	(140)

Net change in unrealized gain on securities available for sale, net of income taxes (unaudited)	-	-	-	-	213	213

Stock options exercised (unaudited)	2,600	-	26	-	-	26

Common stock issued as compensation to directors (unaudited)	3,104	-	51	-	-	51

Sale of common stock net of stock offering costs $1,043 (unaudited)	1,090,908	11	16,946	-	-	16,957

Stock-based compensation (unaudited)	-	-	15	-	-	15

Balance at September 30, 2017 (unaudited)	3,101,319	$31	$37,770	$8,546	$(20)	$46,327

Balance at December 31, 2017	3,118,977	$31	$37,953	$9,285	$(296)	$46,973

Net earnings for the nine months ended September 30, 2018 (unaudited)	-	-	-	2,774	-	2,774

Dividends paid (unaudited)	-	-	-	(312)	-	(312)

Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(798)	(798)

Stock options exercised (unaudited)	7,500	-	75	-	-	75

Common stock issued as compensation to directors (unaudited)	2,194	-	46	-	-	46

Stock-based compensation (unaudited)	-	-	105	-	-	105

Balance at September 30, 2018 (unaudited)	3,128,671	$31	$38,179	$11,747	$(1,094)	$48,863

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net earnings	$2,774	$2,123
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	397	390
Provision for loan losses	544	187
Net amortization of deferred loan fees	23	(118)
Loss on sale of securities available for sale	-	1
Amortization of premiums and discounts on securities available for sale	303	310
Gain on sale of loans held for sale	(339)	(316)
Proceeds from the sale of loans held for sale	58,532	48,413
Loans originated as held for sale	(59,095)	(52,265)
Stock issued as compensation	46	51
Stock-based compensation expense	105	15
Income from bank-owned life insurance	(32)	(35)
Net increase in accrued interest receivable	(50)	(77)
Net decrease (increase) in other assets	34	(153)
Net decrease in other liabilities and official checks	(61)	(12)
Net cash provided by (used in) operating activities	3,181	(1,486)
Cash flows from investing activities:
Loan originations, net of principal repayments	(39,330)	(22,461)
Purchase of securities available for sale	(1,003)	(20,510)
Principal repayments of securities available for sale	4,542	4,099
Proceeds from sale of securities available for sale	-	750
Maturities and calls of securities available for sale	539	48
Purchase of Federal Home Loan Bank stock	(39)	(96)
Purchase of premises and equipment	(224)	(396)
Net cash used in investing activities	(35,515)	(38,566)
Cash flows from financing activities:
Net increase in deposits	56,949	21,367
Proceeds from stock options exercised	75	26
Proceeds from sale of common stock, net	-	16,957
Common stock dividends paid	(312)	(140)
Net cash provided by financing activities	56,712	38,210
Net increase (decrease) in cash and cash equivalents	24,378	(1,842)
Cash and cash equivalents at beginning of period	32,397	36,165
Cash and cash equivalents at end of period	$56,775	$34,323
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$1,529	$827
Income taxes	$882	$1,223
Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized (loss) gain on securities available for sale, net of taxes	$(798)	$213

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)    General

Prime Meridian Holding Company (“PMHG”) owns 100% of the outstanding common stock of Prime Meridian Bank (the "Bank") (collectively the "Company"). PMHG’s primary activity is the operation of the Bank. The Bank is a Florida state-chartered commercial bank, and the deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of community banking services to individual and corporate clients through its three banking offices located in Tallahassee and Crawfordville, Florida and its online banking platform.

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s financial position and results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 20, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive (loss) income is the net change in the unrealized (loss) gain on securities available for sale.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)    General, Continued

Recent Accounting Standards Update. In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for its circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

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

(2)    Securities Available for Sale

Securities are classified according to management's intent. The amortized cost of securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At September 30, 2018
U.S. Government agency securities	$815	$-	$(24)	$791
Municipal securities	11,640	31	(209)	11,462
Mortgage-backed securities	33,369	16	(1,279)	32,106
Total	$45,824	$47	$(1,512)	$44,359

At December 31, 2017
U.S. Government agency securities	$1,251	$6	$(8)	$1,249
Municipal securities	12,340	128	(95)	12,373
Mortgage-backed securities	36,614	23	(450)	36,187
Total	$50,205	$157	$(553)	$49,809

The following table summarizes the sale of securities available for sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Proceeds from sale of securities	$-	$-	$-	$750
Gross gains	-	-	-	-
Gross losses	-	-	-	(1)
Net loss on sale of securities	$-	$-	$-	$(1)

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)    Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At September 30, 2018
Securities Available for Sale
U.S. Government agency securities	$(4)	$240	$(20)	$551
Municipal securities	(116)	4,807	(93)	2,568
Mortgage-backed securities	(185)	5,368	(1,094)	26,162
Total	$(305)	$10,415	$(1,207)	$29,281

At December 31, 2017
Securities Available for Sale
U.S. Government agency securities	$(8)	$694	$-	$-
Municipal securities	(36)	1,831	(59)	1,203
Mortgage-backed securities	(308)	29,742	(142)	5,667
Total	$(352)	$32,267	$(201)	$6,870

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)    Securities Available for Sale, Continued

The unrealized losses at September 30, 2018 and December 31, 2017 on forty-one and thirty-four securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At September 30, 2018
U.S. Government agency securities	$791	$-	$791	$-
Municipal securities	11,462	-	11,462	-
Mortgage-backed securities	32,106	-	32,106	-
Total	$44,359	$-	$44,359	$-

At December 31, 2017
U.S. Government agency securities	$1,249	$-	$1,249	$-
Municipal securities	12,373	-	12,373	-
Mortgage-backed securities	36,187	-	36,187	-
Total	$49,809	$-	$49,809	$-

During the three and nine months ended September 30, 2018 and 2017, no securities were transferred in or out of Levels 1, 2 or 3.

The scheduled maturities of securities are as follows:

	At September 30, 2018
	Amortized	Fair
	Cost	Value
(in thousands)
Due in one to five years	$3,871	$3,829
Due in five to ten years	5,873	5,859
Due after ten years	2,711	2,565
Mortgage-backed securities	33,369	32,106
Total	$45,824	$44,359

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)    Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

	At September 30,	At December 31,
(in thousands)	2018	2017
Real estate mortgage loans:
Commercial	$84,161	$79,565
Residential and home equity	120,545	94,824
Construction	31,001	26,813
Total real estate mortgage loans	235,707	201,202

Commercial loans	49,563	44,027
Consumer and other loans	6,980	7,742
Total loans	292,250	252,971

Add (deduct):
Net deferred loan costs	446	424
Allowance for loan losses	(3,674)	(3,136)
Loans, net	$289,022	$250,259

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)    Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Three-Month Period Ended September 30, 2018
Beginning balance	$1,001	$1,309	$400	$749	$82	$3,541
Provision (credit) for loan losses	(61)	79	(12)	126	3	135
Net (charge-offs) recoveries	-	-	(3)	1	-	(2)
Ending balance	$940	$1,388	$385	$876	$85	$3,674

Three-Month Period Ended September 30, 2017
Beginning balance	$811	$1,108	$338	$712	$59	$3,028
Provision (credit) for loan losses	49	(18)	(51)	28	24	32
Net (charge-offs) recoveries	-	-	-	12	-	12
Ending balance	$860	$1,090	$287	$752	$83	$3,072

Nine-Month Period Ended September 30, 2018
Beginning balance	$894	$1,097	$331	$724	$90	$3,136
Provision (credit) for loan losses	46	291	57	148	2	544
Net (charge-offs) recoveries	-	-	(3)	4	(7)	(6)
Ending balance	$940	$1,388	$385	$876	$85	$3,674

Nine-Month Period Ended September 30, 2017
Beginning balance	$775	$1,074	$258	$714	$55	$2,876
Provision (credit) for loan losses	85	16	29	24	33	187
Net (charge-offs) recoveries	-	-	-	14	(5)	9
Ending balance	$860	$1,090	$287	$752	$83	$3,072

At September 30, 2018
Individually evaluated for impairment:
Recorded investment	$611	$247	$-	$208	$8	$1,074
Balance in allowance for loan losses	$-	$-	$-	$208	$8	$216

Collectively evaluated for impairment:
Recorded investment	$83,550	$120,298	$31,001	$49,355	$6,972	$291,176
Balance in allowance for loan losses	$940	$1,388	$385	$668	$77	$3,458

At December 31, 2017
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$134	$-	$134
Balance in allowance for loan losses	$-	$-	$-	$134	$-	$134

Collectively evaluated for impairment:
Recorded investment	$79,565	$94,824	$26,813	$43,893	$7,742	$252,837
Balance in allowance for loan losses	$894	$1,097	$331	$590	$90	$3,002

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

        Residential and Home Equity. The Company offers first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally the clients' owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers' financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Bank offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year, 5-year, or 7-year adjustable rate mortgage; while 15-year or 30-year fixed-rate loans are generally sold in the secondary market.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)    Loans, Continued

Construction. Typically, these loans have a construction period of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans convert to a term loan with a maturity of one to ten years. This portion of our loan portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and residential developments. This type of loan is also made to individual clients for construction of single-family homes in our market area. An independent appraisal is used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed policies of the Bank. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction and funding is only disbursed after the project has been inspected by a third-party inspector or experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, and changes in market trends. The ability of the construction loan borrower to finance the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends since the initial funding of the loan.

       Commercial Loans. The Bank offers a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and U.S. Small Business Administration (SBA) loans. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower's ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by "all business assets," or a "blanket lien" are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third-party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. The Bank currently offers SBA 504 and SBA 7A loans. SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower's creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business' markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

 Notes to Condensed Consolidated Financial Statements (unaudited), Continued

 (3)    Loans, Continued

Other factors of risk could include changes in the borrower's management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt, unless secured by liquid collateral or as otherwise justified.

Consumer and Other Loans. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; the collateral may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower's financial condition. In many cases, these are unsecured credits that subject us to risk when the borrower's financial condition declines or deteriorates. Based upon our current trend in consumer loans, management does not anticipate consumer loans will become a substantial component of our loan portfolio at any time in the foreseeable future. Consumer loans are made at fixed and variable interest rates and are based on the appropriate amortization for the asset and purpose.

      The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At September 30, 2018
Grade:
Pass	$78,766	$117,523	$31,001	$45,524	$6,886	$279,700
Special mention	4,784	2,861	-	3,042	86	10,773
Substandard	611	161	-	997	8	1,777
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$84,161	$120,545	$31,001	$49,563	$6,980	$292,250

At December 31, 2017
Grade:
Pass	$74,560	$92,282	$26,356	$42,874	$7,715	$243,787
Special mention	4,382	2,122	298	591	27	7,420
Substandard	623	420	159	562	-	1,764
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$79,565	$94,824	$26,813	$44,027	$7,742	$252,971

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

Pass – A Pass loan's primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary.

Special Mention – A Special Mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company's credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

At September 30, 2018, there were four nonaccrual loans, totaling $179,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

 (3)    Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2018:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$84,161	$-	$84,161
Residential and home equity	135	-	-	135	120,410	-	120,545
Construction	-	-	-	-	31,001	-	31,001
Commercial loans	16	-	-	16	49,376	171	49,563
Consumer and other loans	-	-	-	-	6,972	8	6,980
Total	$151	$-	$-	$151	$291,920	$179	$292,250

At December 31, 2017:
Real estate mortgage loans:
Commercial	$-	$623	$-	$623	$78,942	$-	$79,565
Residential and home equity	-	255	-	255	94,569	-	94,824
Construction	-	-	-	-	26,813	-	26,813
Commercial loans	-	-	-	-	43,893	134	44,027
Consumer and other loans	-	-	-	-	7,742	-	7,742
Total	$-	$878	$-	$878	$251,959	$134	$252,971

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)    Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At September 30, 2018:
Real estate mortgage loans:
Commercial	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	247	247	-	-	-	247	247	-
Commercial loans	-	-	208	208	208	208	208	208
Consumer and other loans	-	-	8	8	8	8	8	8
	$858	$858	$216	$216	$216	$1,074	$1,074	$216

At December 31, 2017:
Commercial loans	$-	$-	$134	$134	$134	$134	$134	$134
Total	$-	$-	$134	$134	$134	$134	$134	$134

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended September 30,
	2018			2017
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$611	$8	$8	$-	$-	$-
Residential and home equity	255	4	3		6	-
Construction	1	-	-	63	1	1
Commercial loans	159	1	2	22	-	-
Total	$1,026	$13	$13	$85	$7	$1

	Nine Months Ended September 30,
	2018			2017
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$423	$8	$8	$-	$-	$-
Residential and home equity	141	5	3	375	28	28
Construction	-	-	-	66	1	2
Commercial loans	154	1	4	56	-	-
Total	$718	$14	$15	$497	$29	$30

There were no collateral dependent loans measured at fair value on a nonrecurring basis at September 30, 2018 or 2017.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)    Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. The Company entered into one new TDR during the nine months ended September 30, 2018 and 2017. The Company had no new TDRs during the quarter ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018				2017
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
(dollars in thousands)
Troubled Debt Restructurings -
Commercial real estate:
Modified principal	1	$619	$611	$611	$1	$153	$169	$165
Total	1	$619	$611	$611	$1	$153	$169	$165

At September 30, 2018, the Company had $648,000 in loans identified as TDRs. The TDR entered into during the nine months ended September 30, 2018 did not subsequently default during that period.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)    Regulatory Capital, Continued

Effective January 1, 2015, the Bank, became subject to the new Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance with all of the final rule's requirements phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning January 1, 2016, the Bank became subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2018, the Bank’s capital conservation buffer exceeds the minimum requirement designated for September 30, 2018 of 1.875%. The required buffer of 2.5% will be effective January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2018 that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2018, the Bank is well capitalized under the regulatory framework for prompt      corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2018
Tier 1 Leverage Capital	$36,388	9.21%	$15,805	4.00%	$19,757	5.00%
Common Equity Tier 1 Risk-based Capital	36,388	12.40	13,203	4.50	19,072	6.50
Tier 1 Risk-based Capital	36,388	12.40	17,605	6.00	23,473	8.00
Total Risk-based Capital	40,055	13.65	23,473	8.00	29,341	10.00

As of December 31, 2017
Tier 1 Leverage Capital	$33,146	9.48%	$13,983	4.00%	$17,479	5.00%
Common Equity Tier 1 Risk-based Capital	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Risk-based Capital	33,146	12.80	15,539	6.00	20,718	8.00
Total Risk-based Capital	36,282	14.01	20,718	8.00	25,898	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)    Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2018 and 2017, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2018			2017
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending September 30:
Basic EPS:
Net earnings	$1,018	3,127,038	$0.33	$822	3,100,309	$0.26
Effect of dilutive securities-incremental shares from assumed conversion of options		3,133			3,235
Diluted EPS:
Net earnings	$1,018	3,130,171	$0.33	$822	3,103,544	$0.26

Nine Months Ending September 30:
Basic EPS:
Net earnings	$2,774	3,123,772	$0.89	$2,123	2,569,375	$0.83
Effect of dilutive securities-incremental shares from assumed conversion of options		7,882			9,218
Diluted EPS:
Net earnings	$2,774	3,131,654	$0.89	$2,123	2,578,593	$0.83

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

During the first quarter of 2018, the Company issued 15,667 Incentive Stock Options (“ISO”) to its CEO as part of his compensation for the year ended December 31, 2017. These options vest 100% at the date of issuance, and therefore, are expensed immediately.

During the second quarter of 2018, the Company issued 120,000 Non-Qualified Stock Options (“NSO”) to its Board of Directors. These NSOs vest over 5 years and expire in increments beginning April 1, 2024 and concluding April 1, 2028.

During the second quarter of 2018, the Company issued Incentive Stock Options (“ISO”) to its employees. The Company issued 25,000 ISOs to its CEO and 92,250 ISOs to its remaining employees. These ISOs vest over 5 years and expire in increments beginning April 1, 2024 and concluding April 1, 2028. The NSOs and the ISOs issued during the second quarter of 2018 were issued in recognition of the Company’s 10-year anniversary.

As of September 30, 2018, 264,457 stock options have been granted under the 2015 Plan and 204,844 options are available for grant.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2016	-	$-
Options granted	11,540	17.03
Outstanding at September 30, 2017	11,540	$17.03
Outstanding at December 31, 2017	11,540	$17.03
Options granted	252,917	19.79
Outstanding at September 30, 2018 (in years)	264,457	$19.79	8.60	$430,000
Exercisable at September 30, 2018 (in years)	37,207	$17.93	3.05	$130,000

The fair value of shares vested and recognized as compensation expense was $105,000 and $15,000 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $690,000 in unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 54 months.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

 (6)    Stock Option Plans, Continued

The fair value of each option granted during the nine months ended September 30, 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Weighted average risk-free interest rate	1.47	-	2.63%
Expected dividend yield	0.41	-	0.50%
Expected stock volatility	10.07	-	11.90%
Expected life in years	2.5	-	6.5
Per share fair value of options issued during period	$1.49	-	$3.35

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

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2016	42,200	$10.16
Options exercised	(2,600)	10.00
Options forfeited	(200)	10.00
Outstanding at September 30, 2017	39,400	$10.17
Options exercised	(16,850)	$10.00
Options forfeited	(350)	$10.00
Outstanding at December 31, 2017	22,200	$10.31
Options exercised	(7,500)	10.00
Outstanding at September 30, 2018 (in years)	14,700	$10.46	1.20	$161,000
Exercisable at September 30, 2018 (in years)	14,700	$10.46	1.20	$161,000

At September 30, 2018, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)    Stock Option Plans, Continued

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the nine months ended September 30, 2018 and 2017, our directors received 2,194 and 3,104 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $46,000 and $51,000, respectively. At September 30, 2018, 55,908 shares remained available for grant.

(7)    Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $37.9 million at September 30, 2018. At September 30, 2018 and December 31, 2017, the Company had no outstanding loans under this line.

(8)    Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At September 30, 2018		At December 31, 2017
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$56,775	$56,775	$32,397	$32,397
Securities available for sale	2	44,359	44,359	49,809	49,809
Loans held for sale	3	6,782	6,822	5,880	6,039
Loans, net	3	289,022	285,506	250,259	249,628
Federal Home Loan Bank stock	3	355	355	316	316
Accrued interest receivable	3	1,028	1,028	978	978

Financial liabilities-
Deposits	3	355,246	355,553	298,297	298,403
Off-Balance Sheet Items	3	-	-	-	-

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $565,000 at September 30, 2018.

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

At September 30, 2018
(in thousands)
Commitments to extend credit	$5,670
Construction loans in process	$16,280
Unused lines of credit	$41,954
Standby letters of credit	$2,312
Guaranteed accounts	$1,329

(10)  Premises and Equipment

Effective August 6, 2018, Prime Meridian Holding Company’s (the “Company”) wholly-owned subsidiary, Prime Meridian Bank, (the “Bank”) entered into a Retail Lease (the “Lease”) at its Timberlane location with the new owner of the property, LG Tallahassee Market Square, LLC (the “Landlord”). The Lease allows for the operation of a full-service banking office at 1471 Timberlane Road, Tallahassee, Florida 32312. The term of the Lease is 15 years, with four options to renew for five years each. The Lease requires the Landlord to seek approval from the City of Tallahassee for a lot line adjustment which was received on September 28, 2018. Once this approval is received, the Landlord has six months from this approval date to deliver notice and proof of a Certificate of Completion (the “Delivery Date”), certifying that the Landlord’s improvement obligations are complete. The Delivery Date is expected to be on or before March 28, 2019. The new rent obligations will commence 120 days after the Delivery Date (the “Rent Commencement Date”) and are as follows:

Years			Annual Rent Amount
1	-	5	$294,000
6	-	10	$323,400
11	-	15	$355,740

Prior to the Rent Commencement Date, the Bank will pay rent in accordance with its prior lease as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

The Lease is a fully net lease, with the Bank separately paying real and personal property taxes, all special and third-party assessments, common area maintenance charges, maintenance costs and insurance expenses.

(11) Subsequent Event

On October 10, 2018, Hurricane Michael, a Category 4 hurricane, made landfall in the Florida Panhandle. None of the Company’s premises or equipment sustained damage in the storm; however, some of the Company’s loan clients were impacted. After a review of the Company’s loan portfolio, management does not anticipate any material impact to the Company’s financial condition or results of operations at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2017. Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months	Year Ended	Nine Months
	Ended	December 31,	Ended
	September 30, 2018	December 31, 2017	September 30, 2017

Average equity as a percentage of average assets	12.83%	11.84%	11.31%
Equity to total assets at end of period	12.04	13.53	13.45
Return on average assets(1)	1.00	0.85	0.87
Return on average equity(1)	7.80	7.17	7.68
Noninterest expense to average assets(1)	2.52	2.45	2.46
Nonperforming loans to total loans at end of period	0.06	0.05	0.02

(1)Annualized for the Nine months ended September 30, 2018 and 2017

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of September 30, 2018, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

FINANCIAL CONDITION

Average assets totaled $394.9 million for the three months ended September 30, 2018, an increase of $50.3 million, or 14.6%, over the comparable period in 2017. The increase in 2018 can be primarily attributed to higher average loan balances.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At September 30, 2018, our available for sale investment portfolio included U.S. government agency securities, municipal securities, and mortgage-backed securities and had a fair market value of $44.4 million and an amortized cost value of $45.8. At September 30, 2018 and December 31, 2017, our investment securities portfolio represented approximately 10.9% and 14.3% of our total assets, respectively. The average yield on the average balance of investment securities for the three months ended September 30, 2018 was 2.41%, compared to 2.18% for the comparable period in 2017.

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

The Company’s net loan portfolio increased $38.8 million, or 15.5%, from December 31, 2017. Loan growth occurred across all categories, except consumer, during the first nine months of 2018. In total, approximately 80.7% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at September 30, 2018, compared to 79.5% at December 31, 2017.

Nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At September 30, 2018, the Company had four nonaccrual loans totaling $179,000.

Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP. Seven loans totaling $1.1 million were deemed to be impaired under the Company’s policy at September 30, 2018, compared to two loans totaling $134,000 at December 31, 2017. The Company’s nonperforming assets represented 0.04% of total assets at September 30, 2018 and at December 31, 2017.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $3.7 million or 1.26% of total loans, at September 30, 2018, is adequate to cover losses inherent in the loan portfolio. Five of the seven impaired loans carried a reserve of $216,000 at September 30, 2018.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at September 30, 2018 were $355.2 million, an increase of $56.9 million, or 19.1%, from December 31, 2017, with growth coming primarily from interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 23.5% of the average balance of total deposits for the three months ended September 30, 2018, compared to 25.0% for the three months ended September 30, 2017.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of September 30, 2018, to borrow up to $37.9 million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $18.8 million at September 30, 2018. There were no loans outstanding under any of these lines at September 30, 2018.

Subsequent Event. On October 10, 2018, Hurricane Michael, a Category 4 hurricane, made landfall in the Florida Panhandle. None of the Company’s premises or equipment sustained damage in the storm; however, some of the Company’s loan clients were impacted. After a review of the Company’s loan portfolio, management does not anticipate any material impact to the Company’s financial condition or results of operations at this time.

RESULTS OF OPERATIONS

               Net interest income constitutes the principal source of income for the Bank and results from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts, savings deposits, money-market accounts, and other borrowings. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities as well as the interest rates earned or paid on these assets and liabilities. The following tables set forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields.

As shown in the following table, the Bank reported a higher volume of interest-earning assets and a higher overall yield for the three months ended September 30, 2018, as compared to the same period a year ago. Despite higher funding costs, the Bank’s net interest margin improved 10 basis points to 3.78%.

	For the Three Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$292,026	$3,722	5.10%	$248,678	$2,972	4.78%
Mortgage loans held for sale	6,315	76	4.81	4,646	53	4.56
Securities	45,836	276	2.41	46,214	252	2.18
Other(2)	38,081	198	2.08	33,202	114	1.37
Total interest-earning assets	382,258	$4,272	4.47	332,740	$3,391	4.08
Noninterest-earning assets	12,626			11,820
Total assets	$394,884			$344,560

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$224,448	$499	0.89%	$200,581	$285	0.57%
Time deposits	39,389	163	1.66	22,365	41	0.73
Total interest-bearing deposits	263,837	662	1.00	222,946	326	0.58
Total interest-bearing liabilities	263,837	$662	1.00	222,946	$326	0.58
Noninterest-bearing deposits	80,943			74,169
Noninterest-bearing liabilities	1,738			1,583
Stockholders' equity	48,366			45,862
Total liabilities and stockholders' equity	$394,884			$344,560

Net earning assets	$118,421			$109,794
Net interest income		$3,610			$3,065
Interest rate spread			3.47%			3.50%
Net interest margin(3)			3.78%			3.68%

Ratio of interest-earning assets to average interest-bearing liabilities	144.88%			149.25%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets, annualized

As shown in the following 9-month table, increased loan volume and higher loan yields drove the improvement in the company’s net interest margin. Despite higher funding costs, the Bank’s net interest margin improved 16 basis points to 3.83%.

	For the Nine Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$280,075	$10,422	4.96%	$237,240	$8,379	4.71
Mortgage loans held for sale	5,565	193	4.62	3,390	119	4.68
Securities	47,539	851	2.39	41,993	709	2.25
Other(2)	24,232	354	1.95	31,501	271	1.15
Total interest-earning assets	357,411	$11,820	4.41	314,124	$9,478	4.02
Noninterest-earning assets	12,541			11,581
Total assets	$369,952			$325,705

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$214,749	$1,261	0.78%	$196,340	$722	0.49
Time deposits	29,875	298	1.33	20,884	107	0.68
Deposits	244,624	1,559	0.85	217,224	829	0.51
Other borrowings	-	-		-	-
Total interest-bearing liabilities	244,624	$1,559	0.85	217,224	$829	0.51
Noninterest-bearing deposits	76,387			70,254
Noninterest-bearing liabilities	1,494			1,384
Stockholders' equity	47,447			36,843
Total liabilities and stockholders' equity	$369,952			$325,705

Net earning assets	$112,787			$96,900
Net interest income		$10,261			$8,649
Interest rate spread			3.56%			3.51
Net interest margin(3)			3.83%			3.67

Ratio of interest-earning assets to average interest-bearing liabilities	146.11%			144.61%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets, annualized

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Net Earnings. Net earnings for the three-month period ended September 30, 2018 were $1,018,000, compared to net earnings of $822,000 for the three-month period ended September 30, 2017. The $196,000, or 23.8%, increase in net earnings is attributed to a 17.8%, or $545,000, increase in net interest income and a $78,000, or 30.0%, increase in noninterest income, partially offset by a 321.9%, or $103,000, increase in the provision for loan losses and a 22.5%, or $451,000, increase in noninterest expense. Additionally, income tax expense decreased $127,000, or 27.4%, year-over-year due to a lower corporate income tax rate. There were two macro factors impacting results favorably in 2018. The first was the enactment of the Tax Cuts and Job Act on December 22, 2017 which has resulted in a lower corporate income tax rate. The other is continued rising interest rates as the overnight funds rate increased in September, 2018 for the eighth time since December, 2015. The Bank’s strong loan production at higher yields during the first nine months of the year has outpaced its increased cost of funds.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits. Net interest income for the 2018 third quarter increased $545,000, or 17.8%, from the 2017 third quarter. Strong loan production in 2018 coupled with higher loan yields led the improvement in the Company’s net interest margin.

                Interest Income. Total interest income increased to $4.3 million for the three months ended September 30, 2018, an $881,000 or 26.0%, increase over the three months ended September 30, 2017. The increase was driven by an increase in average loans and higher yields, as average loan balances grew $43.3 million, or 17.4%, from $248.7 million for the quarter ended September 30, 2017 to $292.0 million for the quarter ended September 30, 2018, while the average yield on loans increased from 4.78% during the third quarter of 2017 to 5.10% during the third quarter of 2018.

Interest Expense. Interest expense was $662,000 for the three months ended September 30, 2018, compared to $326,000 for the three months ended September 30, 2017. The $336,000, or 103.1%, increase is attributed to higher average balances of interest-bearing deposits and higher average rates paid on deposits. Year-over-year, the average balance of interest-bearing deposits increased 18.3%, or $40.9 million, to $263.8 million, while the average rate paid on deposits increased 42 basis points to 1.00%.

Net Interest Margin. The net interest margin was 3.78% for the three months ended September 30, 2018, compared to 3.68% for the same period in 2017. The net interest margin expansion reflected a 39-basis-point increase in the average yield on earning assets and a $49.5 million increase in the average balance of interest-earning assets, partially offset by a 42-basis-point increase in the average cost of interest-bearing deposits and the $40.9 million increase in the average balance of interest-bearing deposits.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to our historic loss experience and the collectability of the loan portfolio. The provision for loan losses for the three months ended September 30, 2018 was $135,000, compared to $32,000 for the three months ended September 30, 2017. The lower provision in the third quarter of 2017 resulted from a change in the Company’s loan portfolio mix and changes in the Company’s qualitative factors used by the Company in determining its provision. The provision recorded in the third quarter of 2018 reflects a more normalized number. Management believes that the allowance for loan losses, which was $3.7 million or 1.26% of total loans, at September 30, 2018, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

              Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue and income from bank-owned life insurance. Noninterest income for the three months ended September 30, 2018 totaled $338,000, an increase of $78,000, or 30.0%, from the three months ended September 30, 2017. A $44,000, or 55.0%, increase in mortgage banking revenue and a $32,000, or 36.4%, increase in other income, namely ATM and debit card fee income, were the primary drivers of the increase in noninterest income.

              Noninterest Expense. Noninterest expense increased $451,000, or 22.5%, for the quarter ended September 30, 2018, compared to the same period a year ago. Salaries and employee benefits were the primary expense drivers, increasing $288,000, or 27.4%. The Bank continues to add personnel as it grows, ending the third quarter of 2018 with 76 full-time equivalents (FTEs) compared to 67 FTEs at September 30, 2017. A $64,000, or 49.6%, increase in marketing expense, a $35,000, or 26.5% increase in software maintenance, amortization and other expense, and a $75,000, or 23.4%, increase in other noninterest expense also contributed to the increase in noninterest expense and are largely reflective of a growing bank.

Income Taxes. Income taxes are based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $337,000 for the three months ended September 30, 2018, compared to income taxes of $464,000 for the three months ended September 30, 2017. The enactment of the Tax Cuts and Job Act in December, 2017 has resulted in a lower corporate income tax rate which should continue to benefit the Company for the remainder of 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

Net Earnings. Net earnings for the nine-month period ended September 30, 2018 were $2.8 million compared to net earnings of $2.1 million for the nine-month period ended September 30, 2017. The $651,000, or 30.7%, increase in net earnings is attributed to a $1.6 million, or 18.6%, increase in net interest income and a $113,000, or 13.3%, increase in noninterest income, partially offset by a $357,000, or 190.9%, increase in the provision for loan losses and a $993,000, or 16.5%, increase in noninterest expense. Additionally, the new tax rate environment benefitted the Company’s results, with income tax expense decreasing $276,000, or 23.3%.

Net Interest Income. Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits. Net interest income for the first nine months of 2018 increased $1.6 million, or 18.6%, from the comparable period in 2017. A $43.3 million increase in average earning assets coupled with a 39-basis-point improvement in the average yield on these assets helped drive these results.

Interest Income. Total interest income increased to $11.8 million for the nine months ended September 30, 2018, a $2.3 million, or 24.7%, increase over the nine months ended September 30, 2017. The increase was driven by an increase in average loans and higher yields, as average loan balances have grown $42.8 million, or 18.1%, from $237.2 million for the nine months ended September 30, 2017 to $280.0 million for the nine months ended September 30, 2018, while the average yield on loans increased from 4.71% during the first nine months of 2017 to 4.96% during the first nine months of 2018.

Interest Expense. Interest expense was $1.6 million for the nine months ended September 30, 2018, compared to $829,000 for the nine months ended September 30, 2017. The $730,000, or 88.1%, increase can be primarily attributed to higher average balances of interest-bearing deposits and higher average rates paid on deposits. Year-over-year, the average balance of interest-bearing deposits increased 12.6%, or $27.4 million, to $244.6 million, while the average rate paid on deposits increased 34 basis points to 0.85%.

Net Interest Margin. The net interest margin was 3.83% for the nine months ended September 30, 2018, compared to 3.67% for the same period in 2017. The net interest margin expansion reflected a 39-basis-point increase in the average yield on earning assets, partially offset by a 34-basis-point increase in the average cost of interest-bearing deposits. Furthermore, the average balance of interest-earning assets grew $43.3 million compared to $27.4 million for the average balance of interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to our historic loss experience and the collectability of the loan portfolio. The provision for loan losses for the nine months ended September 30, 2018 was $544,000, compared to $187,000 for the nine months ended September 30, 2017. The higher provision reflects strong loan growth for the first nine months of 2018, with loans increasing $43.9 million since September 30, 2017. Management believes that the allowance for loan losses, which was $3.7 million or 1.26% of total loans, at September 30, 2018, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

              Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue and income from bank-owned life insurance. Noninterest income for the nine months ended September 30, 2018 totaled $962,000 an increase of $113,000, or 13.3%, from the nine months ended September 30, 2017. Compared to the same period a year ago, noninterest income increased primarily due to a 28.7%, or $74,000, increase in other income, largely due to ATM and debit card fee income. An $18,000, or 7.5%, increase in service charges and fees on deposit accounts and a $23,000, or 7.3%, increase in mortgage banking revenue also contributed to higher noninterest income for the period.

              Noninterest Expense. Noninterest expense increased $993,000, or 16.5%, for the first nine months of 2018, compared to the same period a year ago. Salaries and employee benefits were the primary expense drivers, increasing $680,000, or 21.9%, due to increased personnel. A $93,000, or 21.1%, increase in marketing expense and an $80,000, or 20.3%, increase in software, maintenance, and other expense, also contributed to the growth in noninterest expense, and like the growth in personnel, are largely reflective of a growing bank. Lastly, a $148,000, or 15.1%, increase in other noninterest expense also added to the increase in noninterest expense and can be mostly attributed to increases in the ATM network expense and options expense for Board members.

Income Taxes. Income taxes are based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $909,000 for the nine months ended September 30, 2018, compared to income taxes of $1.2 million for the nine months ended September 30, 2017. The enactment of the Tax Cuts and Job Act in December, 2017 has resulted in a lower corporate income tax rate which should continue to benefit the Company for the remainder of 2018.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At September 30, 2018, the Bank had access to approximately $37.9 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $18.8 million in unsecured lines of credit maintained with correspondent banks. As of September 30, 2018, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $8.3 million at September 30, 2018 and $9.1 million at December 31, 2017. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 22.9% and 21.1% of total assets at September 30, 2018 and December 31, 2017, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and large deposits. At September 30, 2018, total deposits were $355.2 million, of which $20.8 million was in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $48.9 million at September 30, 2018, compared to $47.0 million at December 31, 2017.

               At September 30, 2018, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.21% Tier 1 Leverage Capital Ratio, a 12.40% Equity Tier 1 Risk-Based Capital Ratio, a 12.40% Tier 1 Risk-Based Capital Ratio, and a 13.65% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at September 30, 2018 and December 31, 2017 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2018
Tier 1 Leverage Capital	$36,388	9.21%	$15,805	4.00%	$19,757	5.00%
Common Equity Tier 1 Risk-based Capital	36,388	12.40	13,203	4.50	19,072	6.50
Tier 1 Risk-based Capital	36,388	12.40	17,605	6.00	23,473	8.00
Total Risk-based Capital	40,055	13.65	23,473	8.00	29,341	10.00

As of December 31, 2017
Tier 1 Leverage Capital	$33,146	9.48%	$13,983	4.00%	$17,479	5.00%
Common Equity Tier 1 Risk-based Capital	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Risk-based Capital	33,146	12.80	15,539	6.00	20,718	8.00
Total Risk-based Capital	36,282	14.01	20,718	8.00	25,898	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $1 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending September 30, 2018 for a discussion of off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2018, the Company issued 638 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $13,000. During the third quarter, PMHG issued 2,800 shares to employees and directors who exercised stock options and paid $28,000 upon such exercises. The shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19, 2018	Exhibit 10.1 to Form 8-K filed on July 27, 2016

10.7	Amended and Restated 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2017

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY
November 8, 2018
	By:	/s/ Sammie D. Dixon
Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
November 8, 2018
	By:	/s/ R. Randy Guemple
Date		R. Randy Guemple
Chief Financial Officer, Executive Vice President, and Principal Financial Officer