Form 10-K
period 2018-12-31
Prime Meridian Holding Co
filed 2019-03-21
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

YES ☒ NO ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer:	☐	Accelerated filer:	☐
Nonaccelerated filer:	☐	Smaller reporting company:	☒
		Emerging growth company:	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $20.30 per share selling price of the common stock on June 30, 2018 was $50,960,085. As of March 8, 2019, there were 3,143,140 issued and outstanding shares of the Registrant’s common stock.

Prime Meridian Holding Company

2018 Form 10-K Annual Report

Part I

Item 1.	Business

General Description of Business

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. In this report, the terms “Company,” “we,” “us,” or “our” mean PMHG and its subsidiary. Since opening in 2008, the Bank has conducted a general banking business and has grown to seventy-nine full-time equivalent (“FTE”) employees as of December 31, 2018.

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

●

Passion – A level of intense excellence and commitment that goes over and above merely meeting the commercial considerations and legal requirements - Never give up. Never settle for mediocrity. Never let fear hamper us from taking calculated risks. Above all, Never let a cynic stand in our way.

●

Grace - Providing a high level of service, with courtesy and compassion. Having an awareness of how our actions, body language, and words affect others. Learning to master a mindful, calm response to any situation.

●

Integrity – Doing the right thing, simply because it is the right thing to do, based on a firm adherence to the Bank’s three-way test: (1) Is it right by the client? (2) Is it right by the Bank? (3) Is it legally, morally, and ethically correct?

●	Tenacity – A culture of looking at new ideas, tackling challenges, and overcoming obstacles in order to meet our clients’ needs.
●	Accountability – Accepting full and ultimate responsibility for the situation or action at hand.

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

Location and Service Area

Prime Meridian Bank is headquartered in Tallahassee, Florida and offers a broad range of banking services to the Tallahassee Metropolitan Statistical Area (“MSA”) and the surrounding North Florida and South Georgia areas. The Company is headquartered at 1897 Capital Circle NE, Second Floor, Tallahassee, Florida 32308 in the Bank’s second location, which opened on February 21, 2012. The Bank also serves clients from a branch office located at the Bank’s original main office at 1471 Timberlane Road, Suite 124, Tallahassee, Florida 32312 and from its branch office located at 2201 Crawfordville Highway, Crawfordville, Florida 32327, which opened in September, 2015. On November 20, 2018, the Company filed application with, and subsequently received approval from, the Federal Deposit Insurance Corporation (“FDIC”) to establish a full-service branch office at 3340 South Florida Avenue, Lakeland, Florida 33830. The Company expects to open this office during the second quarter of 2019.

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. Claritas, using primarily United States Census Bureau data, estimates that the 2019 population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, is 390,489 and is expected to grow to 408,083 or 4.51% by 2024. Tallahassee is the state capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. The Tallahassee MSA is furthermore home to over 70,000 college students with two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. The region is thought to be attractive for many types of economic development. The Economic Development Council of Tallahassee/Leon County previously identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment; (2) aviation and aerospace; (3) health sciences, medical education, training and research, and sports medicine; (4) information technology; (5) research and engineering; (6) transportation and logistics; and (7) advanced manufacturing.

According to the Bureau of Labor Statistics, the national unemployment rate and Florida’s unemployment rate were 3.9% and 3.3%, respectively, at December 31, 2018, while Tallahassee’s unemployment rate was reported at 3.3%. Any increases in unemployment rates could result in nonperforming loans and reduced asset quality.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit, Apple Pay, Bank-to-Bank transfers and online banking, we offer basic services which include demand interest-bearing and non-interest bearing accounts, savings accounts, money-market deposit accounts, health savings accounts (HSA), NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, debit cards, direct deposits, notary services, night depository, official checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, equipment loans, Small Business Administration (“SBA”) loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2018, the Bank did not have trust powers.

Our organizational structure focuses on a strong risk management culture. We stay abreast of our market by having our Board and management team highly involved in our communities. We believe our team's banking experience and high-quality client service distinguishes us from other banks. We believe this foundation will enable us to expand our products and services to new and existing clients, resulting in steady, long-term growth. Our culture focuses on servicing our clients and proactively exceeding their expectations, which in turn supports client retention and loyalty, increased referrals, and enhanced profitability.

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

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, business lines of credit, and SBA loans. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our commercial and mortgage client relationships. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 72.2% of the Company's total assets at December 31, 2018.

Our lenders have the authority to extend credit under guidelines established and approved by the Board of Directors. With the exception of secured consumer loans, joint approval signatures are required for all loans. Officers may not combine their lending authority to approve a loan in an amount in excess of the lending authority of the officer with the greater authority, unless otherwise provided through the approved lending authority table. However, a loan officer may obtain the approval of another officer with a higher lending authority to grant a loan. The Loan Committee approves all loans with an aggregate indebtedness that exceeds an officer’s or co-approving officer’s lending authority, staying within the Company’s in-house and legal lending limits. The voting members of the Bank’s Loan Committee consist of at least five directors, with at least two of those five being nonemployee Board members. Alternates or designates may be appointed by the Board of Directors when needed. Loan Committee generally meets at least bi-weekly to consider any loan requests which are in excess of the lending limits of individual lending officers and require approval before the disbursement of proceeds and to review all other loans for compliance with our loan policy. Liquidity and stability in the Bank’s portfolio are given the highest priority; therefore, the Board of Directors reviews the portfolio mix of loans at its monthly meetings. Actions of the Loan Committee are also reported to the Board of Directors at these monthly meetings.

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Residential real estate and home equity loans, accounting for 41.4% of the loan portfolio, and commercial real estate loans, comprising 28.1% of the loan portfolio, were the two largest categories of loans at December 31, 2018.

Commercial Real Estate Loans. Secured by mortgages on commercial property, these loans are typically more complex and present a higher risk profile than our consumer real estate loans. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower whereas nonowner-occupied commercial real estate loans are generally dependent on rental income. The typical amortization period is twenty years or less. Interest rates on our commercial real estate loans are generally fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, we normally require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements, personal tax returns, and where applicable, business tax returns. As part of our enterprise risk management process, we understand that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we evaluate collateral value and analyze the borrower’s, and if applicable the guarantor’s, global cash flow position. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities, multifamily properties, hotels, mixed-use residential and commercial properties.

Residential Real Estate and Home Equity Loans. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans includes both owner-occupied residences and nonowner-occupied investment properties. The owner-occupied primary residence loans generally present lower levels of risk than commercial real estate loans; however, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers' financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 3-year, 5-year, or 7-year adjustable rate mortgages; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market. The longer-term, fixed-rate loans are sometimes retained in the Company’s loan portfolio and are evaluated on a case by case basis.

Construction Loans. Typically, these loans have a term of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans will convert to a term loan carried in the Bank’s loan portfolio with an amortization period of twenty years or less, in general. This portion of our loan portfolio includes loans to small-to-medium sized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and loans to residential developers. This type of loan is also made to individual clients for construction of single-family homes in our market area. An independent appraisal is generally used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed the Bank’s policies. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction, and funding is only disbursed after the project has been inspected by a third-party inspector or an experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, changes in market trends, and the interest rate environment. The ability of the construction loan borrower to move to permanent financing of the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends after the initial funding of the loan.

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

Consumer and Other Loans. Our consumer portfolio is the smallest portion of our loan portfolio, representing 2.3% of our total loan portfolio at December 31, 2018. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. Therefore, both secured and unsecured consumer loans subject the Company to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed-interest and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are gathered principally from within our primary market area through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts (including “jumbo” certificates in denominations of $250,000 or more), and retirement savings plans. We consider the majority of our regular savings, demand, NOW, and money-market deposit accounts to be core deposits. The majority of our deposits are generated within the Leon County, Florida area. Our deposits are insured up to the maximum amount allowed by law by the FDIC and we operate under the supervision and regulations of the FDIC and the State of Florida Office of Financial Regulation (“OFR”). The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted on May 24, 2018 amended Section 29 of the Federal Deposit Insurance Act to except a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions. With this change in regulation, the Company set up and began testing Certificate of Deposit Account Registry Service Insured Cash Sweep accounts in the fourth quarter of 2018 with plans to begin offering these products in 2019. The Bank had no brokered deposits at December 31, 2018 or 2017.

Maturity terms, service fees, and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, market rate competition, growth goals, and federal regulations.

We offer certificates of deposit, including time deposits of $250,000 or more, public fund deposits and other large deposit accounts. More than half our time deposits are short-term in nature and are more sensitive to changes in interest rates than other types of deposits; therefore, they may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect our liquidity. In a rising interest rate market, short-term deposits may prove to be a costly source of funds because their short-term nature requires renewal at increasingly higher interest rates, which may adversely affect the Bank’s earnings. The opposite is true in a falling interest rate market where such short-term deposits are more favorable to the Bank.

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

Employees

At December 31, 2018, PMHG had seventy-nine full time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The market for banking is highly competitive. Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the annual Summary of Deposits report produced by the FDIC, total deposits (excluding non-retail) in Leon and Wakulla counties, Florida, grew to approximately $7.4 billion as of June 30, 2018. As of June 30, 2018, there were fourteen FDIC-insured financial institutions serving Leon County; only two of them, including PMHG, are headquartered in Leon County. As of June 30, 2018, according to the Summary of Deposits, the Company had a 4.28% share of the FDIC-insured deposits in Leon County. As of June 30, 2018, the Summary of Deposits reported that there were four FDIC-insured financial institutions serving Wakulla County and that PMHG ranked number three, with a 11.58% share of the FDIC-insured deposits in Wakulla County.

Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies, resulting in lower cost structures. By emphasizing our exceptional client service, knowledge of local trends and conditions, and local decision-making process, we believe the Bank has developed an effective competitive advantage in its market, thus maintaining a strong level of growth. We also are actively engaged in Small Business Administration guaranteed financing to support local borrowers who might not otherwise qualify for conventional financing, which helps mitigate our credit risk and results in fee income if we sell the guaranteed portion.

Some of our competitors are much larger financial institutions with greater financial resources. It is not our goal to compete on all products and services, but rather to remain client-service focused and to adhere to our core principles. This strategy has yielded solid growth for the Bank thus far.

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

Prime Meridian Holding Company

As a bank holding company, PMHG is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As such, the Company is required to file semi-annual reports and other information with the Federal Reserve regarding its business operations and those of its subsidiary. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank without prior approval of the Federal Reserve. The Company is further prohibited from merging or consolidating with another bank holding company without prior approval.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in July, 2010 and provides for significant regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters, and changes among the banking regulatory agencies. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While many have been issued, some remain to be issued and may have unintended effects on smaller banks.

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

The Dodd-Frank Act expanded the scope of Section 23A and includes investment funds managed by an affiliate institution as well as other hurdles. In addition, the Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions. The Dodd-Frank Act furthermore prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms. If the transaction exceeds 10% of the institution’s capital, it must be approved in advance by a majority of the disinterested directors.

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

Capital

Developed by an international body known as the Basel Committee on Banking Supervision, regulatory capital rules were released in July 2013 to implement capital standards (referred to as Basel III) and impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations, regardless of size, and bank holding companies and savings and loan holding companies with more than $3 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime.

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company’s assets reach $3 billion, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead a bank holding company with less than $3 billion generally applies the risk-based capital and leverage capital guidelines on a bank only basis and must only meet a debt-to-equity ratio at the holding company level. The FDIC risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights (from 0% to 150%) are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10%	8%	6.5%	5%
Adequately Capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly Undercapitalized	< 6%	< 4%	< 3%	< 3%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Community banks are also subject to the following minimum capital requirements:

Minimum CET1 ratio	4.5%
Capital conversion buffer	2.50%
Minimum tier 1 capital	6.0%
Minimum total capital	8.0%

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

As of December 31, 2018, the Bank was considered to be “well capitalized” with a 9.28% Tier 1 Leverage ratio; a 12.90% Common Equity Tier 1 Risk-based Capital ratio, a 12.90% Tier 1 Risk-based Capital ratio, and a 14.15% Total Risk-based Capital ratio.

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

Community Reinvestment

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the “CRA”). The CRA requires the appropriate federal banking agency to assess the Bank's record in meeting the credit needs of the communities served by the Bank, including low and moderate-income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The Bank received a “satisfactory” rating in its most recent CRA evaluation. In addition, pursuant to the Gramm-Leach-Bliley Act, federal banking regulators have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB has focused its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, and the Fair Debt Collection Practices Act. Since 2013, the CFPB has accomplished several big changes including requiring lenders to verify borrowers’ income and ability to repay loans and simplifying the disclosures borrowers receive when taking out a loan.

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

At December 31, 2018, our one-year interest rate sensitivity position was slightly asset sensitive, such that a gradual increase in interest rates during the next twelve months would have a positive impact on our net interest income. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our client base with more attractive options.

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

Our commercial real estate, residential real estate and home equity, construction, commercial, and consumer and other loans at December 31, 2018, were $ 82.5 million, $ 121.5 million, $31.6 million, $51.0 million, and $6.7 million, respectively, or 28.1%, 41.4%, 10.8%, 17.4%, and 2.3% of total loans. Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

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

There are a number of national and regional financial institutions that compete with us in our primary service area, both within Tallahassee and Leon County in general, and Crawfordville, Florida. There are also numerous competitors in our new planned market area, Lakeland, Florida. By virtue of their larger capital resources, such institutions have significantly greater lending limits than we have, and these financial institutions have the ability to offer a greater mix of financial products and services than we are able to provide. In addition, we are also competing with other financial institutions, such as savings and loan associations and credit unions, for deposits and loans. Most of our competitors benefit from a more established market presence, greater capital, and a larger asset and lending base. As a result, we cannot anticipate the extent to which such competition may negatively affect our ability to operate profitably.

Our lending limit per borrower will continue to be lower than many of our competitors which may discourage potential clients and limit our loan growth.

The Bank’s legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2018, our legal lending limit for loans was approximately $9.5 million to any one borrower on a secured basis and $5.7 million on an unsecured basis. Furthermore, management has an established in-house lending limit of $5.0 million for any single secured loan or loan relationship and an in-house limit of $1.0 million for any single unsecured loan or loan relationship as of December 31, 2018. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2018, approximately 80.3% of our gross loan portfolio (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

We may engage in additional de novo branch expansion, expansion through acquisitions of existing branches of other financial institutions, or the acquisition of existing financial institutions in North and Central Florida, South Georgia, or South Alabama. We may consider and enter into new lines of business or offer new products or services. Branch expansion, acquisitions, and mergers involve a number of risks, including, but not limited to: (i) the time and costs associated with identifying and evaluating potential acquisitions and merger partners; (ii) inaccurate estimates and judgments regarding credit, operations, management, and market risks of the target institutions; (iii) the time and costs of evaluating new markets, hiring experienced local management, opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion; (iv) our ability to finance an acquisition and possible dilution to our existing shareholders; (v) the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses; (vi) our ability to penetrate new markets when we lack experience in those markets; (vii) the strain of growth on our infrastructure, staff, internal controls and managements, which may require additional personnel, time, and expenditures; (viii) exposure to potential asset quality issues with acquired institutions; (ix) the introduction of new products and services into our business that could prove costly; and (x) the possibility of unknown or contingent liabilities.

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

Technological changes, including online and mobile banking, have the potential of disrupting our business model, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry is experiencing significant and rapid technological changes. Many of our bank and non-bank competitors frequently introduce new technology-driven products and services. Changes in client expectations and behaviors have increased the need to offer these options to our clients. Our future success will depend, in part, upon our ability to invest in and use technology to provide products and services that provide convenience to clients and to create additional efficiencies in operations. We will need to make significant additional capital investments in technology, and we may not be able to effectively implement new technology-driven products and services in a timely manner in response to changes in client behaviors, thus adversely affecting our operations. Many competitors have substantially greater resources to invest in technological improvements than we do.

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

We operate in a geographic location that is vulnerable to hurricanes; a direct hit could be detrimental to our operations.

In October 2018, Hurricane Michael had a devastating effect on the areas just west of Tallahassee, rendering them virtually inhabitable for long periods of time. We have a disaster recovery plan in place for such events that includes among other things plans to move a team of key employees to an offsite remote location. While management believes it has a viable plan in place to keep the Bank operational, it has never been fully tested in a major natural disaster.

LEGAL AND REGULATORY RISKS

We are subject to government regulation and monetary policy that could constrain our growth and profitability.

We are subject to extensive federal government supervision and regulations that impose substantial limitations with respect to lending activities, purchases of investment securities, the payment of dividends, and many other aspects of the banking business. Many of these regulations are intended to protect depositors, the public, and the FDIC but not our shareholders. The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain activities of the Bank. Banking regulations are primarily intended to protect the Bank Insurance Fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Federal economic and monetary policy may also affect our ability to attract deposits, make loans, and achieve our planned operating results.

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

CECL will become effective for the Company for fiscal years beginning after December 15, 2019.  We continue to evaluate the impact that the CECL model will have on our accounting, and plan to run parallel modeling options during the second half of 2019, in preparation of the CECL effective date.  We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses and retained earnings as of the beginning of the first reporting period following implementation.  We cannot yet determine the magnitude of any such one-time cumulative adjustment or the overall impact of the new standard on our financial condition or results of operations.

RISKS RELATED TO OWNERSHIP OF SHARES OF OUR COMMON STOCK

The limited trading market may make it difficult for you to sell your shares in the future.

Shares of our common stock trade on the OTCQX market under the symbol, “PMHG.” However, there is limited trading activity in our common stock. A public market having depth and liquidity depends on having enough buyers and sellers at any given time. Without an active trading market, shareholders may find it difficult to find buyers for their shares. Investors should be aware that they may be required to bear the financial risks of this investment for an indefinite period of time.

Our Board of Directors owns a significant percentage of our shares and will be able to make decisions to which you may be opposed.

As of March 8, 2019, the Company’s directors and executive officers as a group owned 650,542 shares of common stock, or 20.7% of our outstanding common stock. In addition, the directors and executive officers have stock options to acquire 70,457 shares of common stock, which, if fully exercised, would result in them owning 22.4% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

We may face statutory restrictions on our ability to pay dividends in the immediate future.

In January 2019, the Board of Directors declared an annual dividend of $0.12 per share on our common stock, payable on March 5, 2019, to shareholders of record on February 14, 2019. PMHG’s ability to pay dividends to our shareholders depends on our retention of capital from our stock offerings and our possible receipt of dividends from the Bank. The Bank is also subject to restrictions on dividends as a result of banking laws, regulations, and policies. If PMHG has not retained sufficient capital and the Bank elects not to, or is unable to, pay dividends to PMHG, it is unlikely that PMHG will be able to pay dividends to its shareholders.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

We operated out of three facilities during the year ended December 31, 2018 and plan to open our fourth facility in the second quarter of 2019.

Location	Use	Own or Lease	Year First Occupied

1897 Capital Circle NE Tallahassee, Florida 32308	Executive office and headquarters of the Company and main office and operations center of the Bank	Own	2012

1471 Timberlane Road Tallahassee, Florida 32312	Branch office of the Bank	Lease	2007

2201 Crawfordville Highway Crawfordville, Florida 32327	Branch office of the Bank	Own	2016

3340 South Florida Avenue Lakeland, Florida 33803	Proposed branch office of the Bank	Own	2019(1)

(1)	The Bank purchased this facility on February 15, 2019. The Bank is renovating the office and is scheduled to open during the second quarter of 2019.

Item 3	Legal Proceedings

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

The Company’s common stock is traded on the OTCQX, an interdealer quotation system, under the symbol “PMHG.” As of March 8, 2019, there were 336 record holders of common stock. Quotations on the OTCQX reflect inter-dealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.

Share Repurchase

We did not repurchase any shares of our common stock in 2018.

Stock Plans

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:	Selected Financial Data

The following table is a presentation of summary financial data for PMHG as of December 31, 2018, 2017, and 2016 and for the years ended December 31, 2018, 2017, and 2016. The following Selected Financial Data should be read in conjunction with the other financial disclosures and discussions contained elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in future periods.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016
Balance Sheet Data:
Total assets	$401,702	$347,180	$303,941
Total loans, net	290,113	250,259	222,768
Total deposits	349,067	298,297	275,347
Total shareholders' equity	50,820	46,973	27,082

Income Statement Data:
Net interest income	$13,927	$11,770	$9,943
Provision for loan losses	591	256	424
Noninterest income	1,306	1,153	1,098
Noninterest expense	9,380	8,115	7,180
Income taxes	1,220	1,735	1,217
Net earnings	4,042	2,817	2,220

Per Common Share Outstanding Data:
Basic net earnings per common share	$1.29	$1.04	$1.12
Diluted net earnings per common share	1.29	1.04	1.11
Book value per common share	16.19	15.06	13.51
Common shares outstanding	3,138,945	3,118,977	2,004,707
Average common shares outstanding:
Per basic:	3,125,689	2,704,382	1,982,334
Per diluted:	3,131,546	2,711,699	1,991,161
Performance Ratios:
Return on average assets	1.07%	0.85%	0.81%
Return on average equity	8.43	7.17	8.51
Net interest margin	3.81	3.68	3.74

Asset Quality Ratios:
Allowance to loans	1.25%	1.24%	1.28%
Allowance for loan losses to nonperforming loans	1,070.47	2,340.30	354.62
Nonperforming loans to total loans	0.12	0.05	0.36
Nonperforming assets to total assets	0.09	0.04	0.27
Net charge-offs (recoveries) to average loans	0.02	0.00	0.01
Troubled debt restructurings to loans	0.22	0.09	0.03

Capital Ratios:
Total risk-based capital ratio (Bank)	14.15%	14.01%	12.95%
Tier 1 risk-based capital ratio (Bank)	12.90	12.80	11.70
Common equity Tier 1 risked-based capital ratio (Bank)	12.90	12.80	11.70
Tier 1 leverage capital ratio (Bank)	9.28	9.48	8.73
Total equity to total assets (Bank)	12.65	13.53	8.91

Other Data:
Number of full-time employees	79	71	64
Number of full-service branch offices	3	3	3

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and the operations of our subsidiary, Prime Meridian Bank, include, but are not limited to, changes in the following:

●	local, regional, and national economic and business conditions;
●	banking laws, compliance, and the regulatory environment;
●	unanticipated changes in the U.S. and global securities markets, public debt markets, and other capital markets;
●	monetary and fiscal policies of the U.S. Government;
●	litigation, tax, and other regulatory matters;
●	demand for banking services, both loan and deposit products in our market area;
●	quality and composition of our loan or investment portfolios;
●	risks inherent in making loans such as repayment risk and fluctuating collateral values;
●	competition;
●	attraction and retention of key personnel, including our management team and directors;
●	technology, product delivery channels, and end user demands and acceptance of new products;
●	fraud committed by our clients or persons doing business with our clients;
●	consumer spending, borrowing and savings habits;
●	any failure or breach of our operational systems, information systems or infrastructure, or those of our third-party vendors and other service providers, including cyber-attacks;
●	application and interpretation of accounting principles and guidelines;
●	natural disasters, public unrest, adverse weather, public health and other conditions impacting our or our clients’ operations;
●	and other economic, competitive, governmental, regulatory, or technological factors affecting us.

General

The following discussion and analysis present our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; therefore, our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Bank must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is the valuation of our subsidiary bank's loan portfolio. A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, the valuation of underlying collateral, the timing of loan charge-offs, and the amount and amortization of loan fees and deferred origination costs.

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

As of December 31, 2018, 66.0% of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose less interest rate risk in a rising interest rate environment. Of these loans, $55.3 million, or 18.8% have interest rate ceilings in place which protects the borrower from rising interest rates. The majority of our loans with ceilings in place are residential mortgage loans. Also, as of December 31, 2018, 42.6% of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of a fixed-rate loan portfolio in a rising interest rate environment. If interest rates increase, however, borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable rate borrower’s ability to continue servicing debt. On the other hand, loans totaling $156.9 million, or approximately 53.5% of our total loan portfolio, have interest rate floors which will help protect our net interest margin in a decreasing rate environment.

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, year over year, the yield on the average balance of interest-earning assets increased 39 basis points, while the average balance of interest-earning assets increased $45.9 million, or 14.3%. This outpaced the 14.3%, or $31.5 million, increase in the average balance of total interest-bearing liabilities and the 38 basis-point increase in the cost of funds.

	For the Year Ended December 31,
		2018			2017
	Average	Interest and	Yield/	Average	Interest and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$283,967	$14,215	5.01%	$240,875	$11,403	4.73%
Mortgage loans held for sale	5,385	254	4.72	4,040	186	4.60
Securities	46,866	1,131	2.41	43,828	983	2.24
Other(2)	29,625	634	2.14	31,237	379	1.21
Total interest-earning assets	365,843	$16,234	4.44	319,980	$12,951	4.05
Noninterest-earning assets	13,445			11,702
Total assets	$379,288			$331,682

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$218,921	$1,824	0.83%	$198,642	$1,028	0.52%
Time deposits	32,665	483	1.48	21,403	153	0.71
Total interest-bearing deposits	251,586	2,307	0.92	220,045	1,181	0.54
Other borrowings	-	-		8	-
Total interest-bearing liabilities	251,586	$2,307	0.92	220,053	$1,181	0.54
Noninterest-bearing deposits	78,061			70,856
Noninterest-bearing liabilities	1,709			1,490
Stockholders' equity	47,932			39,283
Total liabilities and stockholders' equity	$379,288			$331,682

Net earning assets	$114,257			$99,927
Net interest income		$13,927			$11,770
Interest rate spread			3.52%			3.51%
Net interest margin(3)			3.81%			3.68%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.45			1.45

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets, annualized

Comparison of the years ended December 31, 2018 and 2017

Year ended December 31,			Change 2018 vs. 2017
(dollars in thousands)	2018	2017	Amount	Percent
Net Interest Income	$13,927	$11,770	$2,157	18.3%
Provision for Loan Losses	591	256	335	130.9
Noninterest income	1,306	1,153	153	13.3
Noninterest expense	9,380	8,115	1,265	15.6
Income Taxes	1,220	1,735	(515)	(29.7)
Net Income	$4,042	$2,817	$1,225	43.5%

Net earnings for the year ended December 31, 2018, were $4.0 million or $1.29 per basic and diluted share compared to net earnings of $2.8 million, or $1.04 per basic and diluted share in 2017. The $1.2 million, or 43.5%, increase in net earnings is primarily attributed to organic loan growth, higher yields on interest-earning assets, higher transactional volume of debit cards, and a lower corporate income tax rate.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $13.9 million for the year ended December 31, 2018, compared to $11.8 million for the year ended December 31, 2017.

Interest Income.

Year ended December 31,			Change 2018 vs. 2017
(dollars in thousands)	2018	2017	Amount	Percent
Interest income:
Loans	$14,469	$11,589	$2,880	24.9%
Securities	1,131	983	148	15.1
Other	634	379	255	67.3
Total interest income	$16,234	$12,951	$3,283	25.3%

Year over year, the Company’s average net loan portfolio increased $43.1 million, or 17.9%. This organic growth, in conjunction with higher average loan yields, accounted for over 85% of the increase in total interest income. Higher rates paid on federal funds sold and higher interest income on mortgage-backed securities also contributed to the increase.

Interest Expense.

Year ended December 31,			Change 2018 vs. 2017
(dollars in thousands)	2018	2017	Amount	Percent
Total interest expense	$2,307	$1,181	$1,126	95.3%

The increase in the Company’s cost of funds year over year was driven by growing balances of time deposits and money market accounts and higher rates paid on those deposits. For the year ended December 31, 2018, the average balance of interest-bearing deposits increased $31.5 million, or 14.3%, while the average rates paid on deposits increased 38 basis points.

Provision for Loan Losses. For the year ended December 31, 2018, the provision for loan losses increased $335,000, or 130.9%, due to the Company’s 15.9% increase in net loans and additional reserves taken on impaired loans during the year.

Noninterest Income

Year ended December 31,			Change 2018 vs. 2017
(dollars in thousands)	2018	2017	Amount	Percent
Service charges and fees on deposit accounts	$333	$322	$11	3.4%
Mortgage banking revenue	447	435	$12	2.8
Income from bank-owned life insurance	66	46	$20	43.5
Other income	460	350	$110	31.4
Total noninterest income	$1,306	$1,153	$153	13.3%

Year over year, the driver of noninterest income was the $110,000 increase in other income, which is principally due to a higher volume of ATM and debit card transactions. The income from bank-owned life insurance increased year over year after the Bank purchased additional life insurance during the fourth quarter to expand coverage on additional key personnel. Growth in mortgage banking revenue slowed down in the second half of the year due to a decline in FHA loan originations and a general slowdown in secondary market loan production. Management expects both of these trends to continue into 2019.

Noninterest Expense

Year ended December 31,			Change 2018 vs. 2017
(dollars in thousands)	2018	2017	Amount	Percent
Salaries and employee benefits	$5,106	$4,236	$870	20.5%
Occupancy and equipment	932	947	$(15)	(1.6)
Professional fees	374	320	$54	16.9
Marketing	677	574	$103	17.9
FDIC/State Assessment	163	158	$5	3.2
Software maintenance, amortization and other	634	535	$99	18.5
Other	1,494	1,345	$149	11.1
Total noninterest expense	$9,380	$8,115	$1,265	15.6%

Salaries and employee benefits continue to drive the increase in noninterest expense. The Bank has continued to add additional personnel as it positions itself for organic growth and possible expansionary activities. Full-time equivalent employees increased from seventy-one at December 31, 2017 to seventy-nine at December 31, 2018.

Also contributing to the growth in noninterest expense were modest increases in marketing expense, software maintenance, amortization, and other expense, and other noninterest expense. The gains in other noninterest expense are primarily attributed to options expense for directors, increased ATM network expense, and higher losses from fraud and forgeries.

Our operating efficiency ratio, expressed as noninterest expense as a percent of net interest income plus noninterest income improved slightly from 62.8% in 2017 to 61.6% in 2018.

Income Taxes

The provision for income taxes decreased $515,000 for the year ended December 31, 2018, compared to the year ended December 31, 2017. The Company benefitted from the Tax Cuts and Jobs Act of 2017, which reduced the corporate income tax from 34% to 21%.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume). As disclosed in the table below, the higher volume of loans was the primary driver of the increase in net interest income in 2018.

	Year Ended December 31, 2018 versus 2017
	Rate	Volume	Rate/Volume	Total

(in thousands)
Interest-earning assets:
Loans	$658	$2,103	$119	$2,880
Securities	75	68	5	148
Other interest-earning assets	290	(20)	(15)	255
Total	$1,023	$2,151	$109	$3,283

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$627	$105	$64	$796
Time deposits	163	81	86	330
Total Deposits	790	186	150	1,126
Total change in net interest income	$233	$1,965	$(41)	$2,157

FINANCIAL CONDITION

Average interest-earning assets increased $45.9 million from $320.0 million at December 31, 2017 to $365.8 million at December 31, 2018, primarily reflecting growth in our loan portfolio. Year over year, the average balance of portfolio loans grew 17.9% to $284.0 million at December 31, 2018, due solely to organic growth.

Investment Securities

Our investment securities portfolio is a significant part of our operations and a key component of our asset/liability management. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. We manage our investment portfolio according to a written investment policy approved by our Board of Directors in order to accomplish these goals. Currently, two types of classifications are approved for investment securities in our portfolio - Available-for-Sale and Held-to-Maturity. Adjustments are sometimes necessary in the portfolio to provide liquidity for funding loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity.

At December 31, 2018, our Available-for-Sale investment portfolio included U.S. Treasury notes, municipal securities, and mortgage-backed securities and had a fair market value of $45.4 million. At December 31, 2018 and 2017, our investment securities portfolio represented approximately 11.3% and 14.3% of our total assets, respectively. The average balance of investment securities increased 6.9%, or $3.0 million year over year, while the average yield on investment securities increased from 2.24% for the year ended December 31, 2017 to 2.41% for the year ended December 31, 2018.

The following table sets forth the carrying amount of the investment portfolio as of the dates indicated:

	At December 31,
	2018	2017
(in thousands)
Available for Sale:
U.S. Government agency securities	$799	$1,249
Municipal securities	11,529	12,373
Mortgage-backed securities	33,056	36,187
Total securities available for sale	$45,384	$49,809

The carrying amount and weighted average yields for investments as of December 31, 2018 are shown below:

(dollars in thousands)	U.S. Government Agency	Municipal	Mortgage- Backed	Total	Weighted- Average Yields
Due in one to five years	$799	$3,432	$-	$4,231	2.49%
Due in five to ten years	-	5,496	-	5,496	2.92
Due after ten years	-	2,601	-	2,601	3.38
No defined maturity	-	-	33,056	33,056	2.52
Total	$799	$11,529	$33,056	$45,384	2.62%

* All securities are listed at actual yield and not on a tax-equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

We maintained investments of $6.3 million and $1.8 million in Bank-Owned Life Insurance policies at December 31, 2018 and 2017, respectively, due to attractive risk-adjusted returns and for protection against the loss of key executives, including our Chief Executive Officer Sammie D. Dixon and Senior Lender and Executive Vice President Chris L. Jensen, Jr. The Company increased its investment in bank-owned life insurance increased in 2018 in order to expand coverage to additional key personnel.

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

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients and community involvement, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loan portfolio where we saw growth across all portfolio classes in 2018, with the exception of consumer loans. As of December 31, 2018, the Bank’s net loans were $290.1 million, representing 72.2% of total assets, compared to net loans of $250.3 million as of December 31, 2017, representing 72.1% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2018		2017		2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial	$82,494	28.1%	$79,565	31.5%	$65,805	29.2%
Residential and home equity	121,454	41.4	94,824	37.4	88,883	39.4
Construction	31,601	10.8	26,813	10.6	19,991	8.9
Total real estate mortgage loans	235,549	80.3	201,202	79.5	174,679	77.5

Commercial	51,018	17.4	44,027	17.4	46,340	20.6
Consumer and other loans	6,747	2.3	7,742	3.1	4,275	1.9
Total loans	293,314	100.0%	252,971	100.0%	225,294	100.0%
Less:
Net deferred loan fees	460		424		350
Allowance for loan losses	(3,661)		(3,136)		(2,876)
Loans, net	$290,113		$250,259		$222,768

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2018. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments.

(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Type of loans
Real estate mortgage loans:
Commercial	$5,492	$22,004	$54,998	$82,494
Residential and home equity	9,799	19,294	92,361	121,454
Construction	17,816	2,981	10,804	31,601
Total real estate mortgage loans	33,107	44,279	158,163	235,549
Commercial	21,713	19,140	10,165	51,018
Consumer and other loans	2,237	4,401	109	6,747
Total loans	$57,057	$67,820	$168,437	$293,314

Sensitivity. For loans due after one year or more, the following table presents the sensitivities to changes in interest rates at December 31, 2018:

(in thousands)	Fixed Interest Rate	Floating Interest Rate	Total
Type of loans
Real estate mortgage loans:
Commercial	$22,435	$54,567	$77,002
Residential and home equity	24,397	87,258	111,655
Construction	2,842	10,943	13,785
Total real estate mortgage loans	49,674	152,768	202,442
Commercial	20,000	9,305	29,305
Consumer and other loans	1,950	2,560	4,510
Total loans	$71,624	$164,633	$236,257

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with guidance on these standards. Nine loans totaling $1.2 million were deemed to be impaired under the Bank’s policy at December 31, 2018, while two loans totaling $134,000 and four loans totaling $811,000 were deemed to be impaired under the Bank’s policy at December 31, 2017, and 2016, respectively.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2018, 2017, and, 2016, approximately 80.3%, 79.5%, and 77.5%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO also is relevant to the credit quality of a loan portfolio. As of December 31, 2018, December 31, 2017, and December 31, 2016, there were $342,000, $134,000, and $811,000, respectively, in nonperforming loans. We had no OREO at December 31, 2018, 2017, or 2016.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

	At December 31,
	2018	2017	2016
(dollars in thousands)
Total nonperforming loans	$342	$134	$811
OREO	-	-	-
Total nonperforming loans and foreclosed assets	$342	$134	$811
Total nonperforming loans as a percentage of total loans	0.12%	0.05%	0.36%
Total nonperforming assets as a percentage of total assets	0.09%	0.04%	0.27%

Loans restructured as troubled debt restructurings	$641	$221	$76
Troubled debt restructurings to loans	0.22%	0.09%	0.03%

Allowance for Loan Losses

As of December 31, 2018, our ALLL was allocated mostly to inherent loan losses using historical loss experience and qualitative risk factors, but we also had a $211,000 allocation for specific loan losses. Our ALLL was allocated as follows, as of the indicated dates.

	As of December 31,
	2018		2017		2016
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
(dollars in thousands)
Commercial real estate	$917	28.1%	$894	31.5%	$775	29.2%
Residential real estate and home equity	1,397	41.4	1,097	37.4	1,074	39.4
Construction	391	10.8	331	10.6	258	8.9
Commercial	876	17.4	724	17.4	714	20.6
Consumer	80	2.3	90	3.1	55	1.9
Total loans	$3,661	100.0%	$3,136	100.0%	$2,876	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the years indicated:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
ALLL at beginning of year	$3,136	$2,876	$2,473
Charge-offs:
Construction	(3)	-	-
Commercial	(58)	-	(17)
Consumer	(20)	(35)	(19)
Total charge-offs	(81)	(35)	(36)
Recoveries:
Commercial	6	16	-
Consumer	9	23	15
Total recoveries	15	39	15
Provision for loan losses charged to earnings	591	256	424
ALLL at end of year	$3,661	$3,136	$2,876

Ratio of net charge-offs (recoveries) during the year	(0.02)%	-%	(0.01)%
ALLL as a percentage of total loans at end of year	1.25%	1.24%	1.28%
ALLL as a percentage of nonperforming loans	1,070.5%	2,340.3%	354.6%

We believe that our ALLL at December 31, 2018, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Management believes that substantially all of our depositors are residents in our primary market area. Total deposits were $349.1 million at December 31, 2018, compared to $298.3 million at December 31, 2017, a $50.8 million, or 17.0%, increase. Noninterest-bearing deposits increased by $3.9 million, while interest-bearing deposits increased by $46.9 million.

The following table sets forth the distribution by type of our deposit accounts at the dates indicated:

	As of December 31,
	2018		2017
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
Deposit Types
Noninterest-bearing deposits	$80,097	22.9%	$76,216	25.5%
Money-market accounts	171,219	49.1	152,921	51.3
NOW	47,229	13.5	39,896	13.4
Savings	9,226	2.6	7,210	2.4
Subtotal	307,771	88.2	276,243	92.6

Time deposits:
0.00 - 0.50%	1,265	0.4	7,075	2.4
0.51 - 1.00%	5,747	1.6	7,197	2.4
1.01 - 1.50%	3,734	1.1	5,731	1.9
1.51 - 2.00%	7,365	2.1	2,051	0.7
2.01 - 2.50%	18,909	5.4	-	-
2.51 - 3.00%	4,276	1.2	-	-
Total time deposits	41,296	11.8	22,054	7.4

Total deposits	$349,067	100.0%	$298,297	100.0%

The following table presents the maturities of our time deposits of $250,000 or more as of December 31, 2018:

(in thousands)
Time Deposits >$250,000
Due in three months or less	$1,008
Due from three months to six months	1,950
Due from six months to one year	7,948
Due over one year	9,796
Total	$20,702

Borrowings

Deposits are the primary source of funds for our lending and investment activities and general business purposes. However, as an alternate source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Atlanta, (“FHLB”) sell investment securities subject to our obligation to repurchase them, purchase federal funds from designated correspondent banks, and engage in overnight borrowings from the Federal Reserve, correspondent banks, or client repurchase agreements. The level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of the funds to satisfy the needs.

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2018, to borrow up to $35.8 million. There were no advances outstanding at December 31, 2018 or 2017.

Capital Adequacy

Stockholders’ equity was $50.8 million as of December 31, 2018, compared to $47.0 million as of December 31, 2017.  The Company announced on January 30, 2019, an annual dividend of $0.12 per share of common stock payable on March 5, 2019, to shareholders of record on February 14, 2019.

As of December 31, 2018, the Bank was considered to be “well capitalized” with a 9.28% Tier 1 Leverage ratio; a 12.90% Common Equity Tier 1 Risk-based Capital ratio and Tier 1 Risk-based Capital ratio, and a 14.15% Total Risk-based Capital ratio. Effective January 1, 2015, banks became subject to the following new capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2018
Tier 1 Leverage ratio to Average Assets	$37,805	9.28%	$16,288	4.00%	$20,360	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Capital to Risk-Weighted Assets	37,805	12.90	17,587	6.00	23,449	8.00
Total Capital to Risk-Weighted Assets	41,466	14.15	23,449	8.00	29,311	10.00

As of December 31, 2017:
Tier 1 Leverage ratio to Average Assets	$33,146	9.48%	$13,983	4.00%	$17,479	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Capital to Risk-Weighted Assets	33,146	12.80	15,539	6.00	20,718	8.00
Total Capital to Risk-Weighted Assets	36,282	14.01	20,718	8.00	25,898	10.00

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

The Bank’s liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities. Our primary liquid assets, excluding pledged securities, accounted for 21.2% and 21.1% of total assets at December 31, 2018 and December 31, 2017, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At December 31, 2018, the Bank had access to approximately $35.8 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $18.8 million in unsecured lines of credit maintained with correspondent banks. As of December 31, 2018, we had no borrowings under any of these lines. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $8.3 million at December 31, 2018.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At December 31, 2018, total deposits were $349.1 million, of which $20.7 million was in certificates of deposits of $250,000 or more. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

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

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2018:

	At December 31,
	2018	2017
(in thousands)
Commitments to extend credit	$6,365	$1,108
Construction loans in process	15,023	15,681
Unused lines of credit	43,719	37,959
Standby financial letters of credit	1,934	1,812
Standby performance letters of credit	378	104
Guaranteed accounts	1,330	1,220

Total off-balance sheet instruments	$68,749	$57,884

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Prime Meridian Holding Company

Tallahassee, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tampa, Florida

March 21, 2019

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2018	2017
(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$7,866	$6,971
Federal funds sold	34,777	20,148
Interest-bearing deposits	5,395	5,278
Total cash and cash equivalents	48,038	32,397
Securities available for sale	45,384	49,809
Loans held for sale	4,767	5,880
Loans, net of allowance for loan losses of $3,661 and $3,136	290,113	250,259
Federal Home Loan Bank stock	355	316
Premises and equipment, net	4,656	4,872
Deferred tax asset	502	339
Accrued interest receivable	1,034	978
Bank-owned life insurance	6,323	1,757
Other assets	530	573
Total assets	$401,702	$347,180

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$80,097	$76,216
Savings, NOW and money-market deposits	227,674	200,027
Time deposits	41,296	22,054
Total deposits	349,067	298,297

Official checks	837	1,146
Other liabilities	978	764
Total liabilities	350,882	300,207

Commitments and contingencies (notes 4, 8, and 15)

Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,138,945 and 3,118,977 issued and outstanding	31	31
Additional paid-in capital	38,330	37,953
Retained earnings	13,015	9,285
Accumulated other comprehensive loss	(556)	(296)
Total stockholders' equity	50,820	46,973
Total liabilities and stockholders' equity	$401,702	$347,180

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017
Interest income:
Loans	$14,469	$11,589
Securities	1,131	983
Other	634	379
Total interest income	16,234	12,951
Interest expense:
Deposits	2,307	1,181
Total interest expense	2,307	1,181
Net interest income	13,927	11,770

Provision for loan losses	591	256
Net interest income after provision for loan losses	13,336	11,514
Noninterest income:
Service charges and fees on deposit accounts	333	322
Mortgage banking revenue	447	435
Income from bank-owned life insurance	66	46
Loss on sale of securities available for sale	-	(1)
Other income	460	351
Total noninterest income	1,306	1,153
Noninterest expense:
Salaries and employee benefits	5,106	4,236
Occupancy and equipment	932	947
Professional fees	374	320
Advertising	677	574
FDIC assessment	163	158
Software maintenance, amortization and other	634	535
Other	1,494	1,345
Total noninterest expense	9,380	8,115
Earnings before income taxes	5,262	4,552
Income taxes	1,220	1,735
Net earnings	$4,042	$2,817

Earnings per common share:
Basic	$1.29	$1.04
Diluted	$1.29	$1.04

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2018	2017
Net earnings	$4,042	$2,817
Other comprehensive loss:
Change in unrealized loss on securities:
Unrealized loss arising during the year	(348)	(27)
Reclassification adjustment for realized loss	-	1
Net change in unrealized loss	(348)	(26)
Deferred income tax benefit on above change	88	8
One-time reclassification for newly enacted corporate tax rate	-	(45)
Total other comprehensive loss	(260)	(63)
Comprehensive income	$3,782	$2,754

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2018 and 2017

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-in	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
(dollars in thousands)
Balance at December 31, 2016	2,004,707	$20	$20,732	$6,563	$(233)	$27,082

Net earnings	-	-	-	2,817	-	2,817

Net change in unrealized loss on securities available for sale, net of income tax benefit of $8 and one-time reclassification for newly enacted corporate tax rate	-	-	-	45	(63)	(18)

Dividends paid	-	-	-	(140)	-	(140)

Stock options exercised	19,450	-	195	-	-	195

Common stock issued as compensation to directors	3,912	-	65	-	-	65

Stock-based compensation	-	-	15	-	-	15

Sale of Common Stock
Net of Stock Offering Costs of $1,043	1,090,908	11	16,946			16,957

Balance at December 31, 2017	3,118,977	$31	$37,953	$9,285	$(296)	$46,973

Net earnings	-	$-	$-	$4,042	$-	$4,042

Dividends paid	-	-	-	(312)	-	(312)

Net change in unrealized loss on securities available for sale, net of income tax benefit of $88	-	-	-	-	(260)	(260)

Stock options exercised	17,150	-	172	-	-	172

Common stock issued as compensation to directors	2,818	-	60	-	-	60

Stock-based compensation	-	-	145	-	-	145

Balance at December 31, 2018	3,138,945	$31	$38,330	$13,015	$(556)	$50,820

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net earnings	$4,042	$2,817
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	520	519
Provision for loan losses	591	256
Net amortization of deferred loan fees	(36)	(74)
Deferred income taxes	(75)	202
Loss on sale of securities available for sale	-	1
Amortization of premiums and discounts on securities available for sale	390	425
Gain on sale of loans held for sale	(447)	(435)
Proceeds from the sale of loans held for sale	77,713	65,905
Loans originated as held for sale	(76,153)	(68,059)
Stock issued as compensation	60	65
Stock-based compensation expense	145	15
Income from bank-owned life insurance	(66)	(46)
Net increase in accrued interest receivable	(56)	(180)
Net decrease (increase) in other assets	43	(150)
Net (decrease) increase in other liabilities and official checks	(95)	398
Net cash provided by operating activities	6,576	1,659
Cash flows from investing activities:
Loan originations, net of principal repayments	(40,409)	(27,673)
Purchase of securities available for sale	(2,474)	(23,524)
Principal repayments of securities available for sale	5,612	5,553
Proceeds from the sale of securities available for sale	-	750
Maturities and calls of securities available for sale	549	63
Purchase of Federal Home Loan Bank stock	(39)	(96)
Purchase of bank-owned life insurance	(4,500)	-
Purchase of premises and equipment	(304)	(462)
Net cash used in investing activities	(41,565)	(45,389)
Cash flows from financing activities:
Net increase in deposits	50,770	22,950
Proceeds from stock options exercised	172	195
Proceeds from sale of common stock, net	-	16,957
Dividends paid	(312)	(140)
Net cash provided by financing activities	50,630	39,962
Net increase (decrease) in cash and cash equivalents	15,641	(3,768)
Cash and cash equivalents at beginning of year	32,397	36,165
Cash and cash equivalents at end of year	$48,038	$32,397
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,276	$1,179
Income taxes	$1,217	$1,698
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax benefit	$(260)	$(18)

One-time reclassification for newly enacted corporate tax rate	$-	$(45)

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2018 and 2017 and for the Years Then Ended

(1)          Summary of Significant Accounting Policies

Organization. Prime Meridian Holding Company (“PMHG”) owns 100% of the outstanding common stock of Prime Meridian Bank (the "Bank") (collectively the "Company"). PMHG’s primary activity is the operation of the Bank. The Bank is a Florida state-chartered commercial bank. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of community banking services to individual and corporate clients through its three banking offices located in Tallahassee and Crawfordville, Florida and its online banking platform. In February 2019, the Company acquired a new branch office in Lakeland, Florida that is expected to open in the second quarter of 2019.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to accounting principles generally accepted in the United States of America ("GAAP") and prevailing practices within the banking industry.

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits in banks, all of which have original maturities of less than ninety days.

At December 31, 2018 and 2017, the Company was required by law or regulation to maintain cash reserves with the Federal Reserve Bank, in noninterest-bearing accounts with other banks or in the vault in the amounts of $3,901,000 and $2,618,000 respectively.

Securities. Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in accumulated other comprehensive loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity or call date, if applicable.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)          Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale includes mortgage loans and Small Business Administration ("SBA") loans which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. For the years ended December 31, 2018 and 2017, gains on loans held for sale are reported on the Consolidated Statements of Earnings under noninterest income in mortgage banking revenue, as there were no SBA loans sold during 2018 or 2017. At December 31, 2018 loans held for sale were $4,767,000 compared to $5,880,000 at December 31, 2017. At December 31, 2018 and 2017, fair values exceeded book values in the aggregate.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms that a loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company's accounting policies or methodology during the years ended December 31, 2018 and 2017.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)          Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for all loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral-dependent.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)          Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. As of December 31, 2018, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Federal Home Loan Bank Stock. The fair value of the Company's investment in Federal Home Loan Bank stock is based on its redemption value (Level 3).

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

Off-Balance Sheet Instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (Level 3).

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)          Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets. For public business entities, the ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have any impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which will require lessees to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company estimates that the effect of this ASU will increase assets and liabilities by approximately $288,000.

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

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities”, to amend the amortization period for certain purchased callable debt securities held at a premium.  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this update require the premium to be amortized to the earliest call date.  No accounting change is required for securities held at a discount.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the ASU, if any, on its consolidated financial statements.

(2)          Securities Available for Sale

Securities have been classified according to management's intention. The carrying amount of securities and their fair values are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At December 31, 2018
U.S. Government agency securities	$815	$-	$(16)	$799
Municipal securities	11,580	62	(113)	11,529
Mortgage-backed securities	33,733	33	(710)	33,056
Total	$46,128	$95	$(839)	$45,384

At December 31, 2017
U.S. Government agency securities	$1,251	$6	$(8)	$1,249
Municipal securities	12,340	128	(95)	12,373
Mortgage-backed securities	36,614	23	(450)	36,187
Total	$50,205	$157	$(553)	$49,809

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)          Securities Available for Sale, Continued

Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At December 31, 2018
U.S. Government agency securities	$799	$-	$799	$-
Municipal securities	11,529	-	11,529	-
Mortgage-backed securities	33,056	-	33,056	-
Total	$45,384	$-	$45,384	$-

At December 31, 2017
U.S. Government agency securities	$1,249	$-	$1,249	$-
Municipal securities	12,373	-	12,373	-
Mortgage-backed securities	36,187	-	36,187	-
Total	$49,809	$-	$49,809	$-

During the years ended December 31, 2018 and 2017, no securities were transferred in or out of Level 1, Level 2 or Level 3.

The scheduled maturities of securities are as follows:

	Amortized	Fair
	Cost	Value
(in thousands)
At December 31, 2018
Due in one to five years	$4,233	$4,231
Due in five to ten years	5,465	5,496
Due after ten years	2,697	2,601
Mortgage-backed securities	33,733	33,056
Total	$46,128	$45,384

The following summarizes sales of securities available for sale:

	Year Ended December 31,
(in thousands)	2018	2017
Proceeds from sale of securities	$-	$750
Gross gains	-	-
Gross losses	-	(1)
Net loss on sale of securities	$-	$(1)

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)          Securities Available for Sale, Continued

At December 31, 2018 and 2017, securities with a fair value of $8,310,825 and $9,090,302, respectively, were pledged as collateral for public deposits and for other borrowings with clients.

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At December 31, 2018
Securities Available for Sale
U.S. Government agency securities	$(2)	$242	$(14)	$557
Municipal securities	-	-	(113)	5,760
Mortgage-backed securities	(19)	983	(691)	30,061
Total	$(21)	$1,225	$(818)	$36,378

At December 31, 2017
Securities Available for Sale
U.S. Government agency securities	$(8)	$694	$-	$-
Municipal securities	(36)	1,831	(59)	1,203
Mortgage-backed securities	(308)	29,742	(142)	5,667
Total	$(352)	$32,267	$(201)	$6,870

The unrealized losses on thirty-nine and thirty-four securities at December 31, 2018 and 2017, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans

The segments and classes of loans are as follows:

	At December 31,
(in thousands)	2018	2017
Real estate mortgage loans:
Commercial	$82,494	$79,565
Residential and home equity	121,454	94,824
Construction	31,601	26,813
Total real estate mortgage loans	235,549	201,202

Commercial loans	51,018	44,027
Consumer and other loans	6,747	7,742
Total loans	293,314	252,971

Add (Less):
Net deferred loan costs	460	424
Allowance for loan losses	(3,661)	(3,136)
Loans, net	$290,113	$250,259

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

Commercial Loans. The Company offers a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and U.S. Small Business Administration (SBA) loans to small and midsized businesses. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third-party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. The Company currently offers SBA 504 and SBA 7A loans. SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower’s creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other factors of risk could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt, unless secured by liquid collateral or as otherwise justified.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

An analysis of the change in the allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Year Ended December 31, 2018
Beginning balance	$894	$1,097	$331	$724	$90	$3,136
Provision (credit) for loan losses	23	300	63	204	1	591
Net (charge-offs) recoveries	-	-	(3)	(52)	(11)	(66)
Ending balance	$917	$1,397	$391	$876	$80	$3,661

At December 31, 2018
Individually evaluated for impairment:
Recorded investment	$611	$409	$-	$205	$6	$1,231
Balance in allowance for loan losses	$-	$-	$-	$205	$6	$211

Collectively evaluated for impairment:
Recorded investment	$81,883	$121,045	$31,601	$50,813	$6,741	$292,083
Balance in allowance for loan losses	$917	$1,397	$391	$671	$74	$3,450

Year Ended December 31, 2017
Beginning balance	$775	$1,074	$258	$714	$55	$2,876
Provision (credit) for loan losses	119	23	73	(6)	47	256
Net (charge-offs) recoveries	-	-	-	16	(12)	4
Ending balance	$894	$1,097	$331	$724	$90	$3,136

At December 31, 2017
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$134	$-	$134
Balance in allowance for loan losses	$-	$-	$-	$134	$-	$134

Collectively evaluated for impairment:
Recorded investment	$79,565	$94,824	$26,813	$43,893	$7,742	$252,837
Balance in allowance for loan losses	$894	$1,097	$331	$590	$90	$3,002

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the loan credit quality:

		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2018
Grade:
Pass	$77,650	$118,368	$31,601	$47,858	$6,657	$282,134
Special mention	4,233	2,875	-	2,184	84	9,376
Substandard	611	211	-	976	6	1,804
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$82,494	$121,454	$31,601	$51,018	$6,747	$293,314

At December 31, 2017
Grade:
Pass	$74,560	$92,282	$26,356	$42,874	$7,715	$243,787
Special mention	4,382	2,122	298	591	27	7,420
Substandard	623	420	159	562	-	1,764
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$79,565	$94,824	$26,813	$44,027	$7,742	$252,971

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

At December 31, 2018, there were five loans over thirty days past due and accruing, no loans past due ninety days or more but still accruing and six loans on nonaccrual. Age analysis of past-due loans at December 31, 2018 and 2017 is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2018:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$82,494	$-	$82,494
Residential and home equity	134	30	-	164	121,129	161	121,454
Construction	-	-	-	-	31,601	-	31,601
Commercial loans	98	-	-	98	50,745	175	51,018
Consumer and other loans	-	-	-	-	6,741	6	6,747
Total	$232	$30	$-	$262	$292,710	$342	$293,314

At December 31, 2017:
Real estate mortgage loans:
Commercial	$-	$623	$-	$623	$78,942	$-	$79,565
Residential and home equity	-	255	-	255	94,569	-	94,824
Construction	-	-	-	-	26,813	-	26,813
Commercial loans	-	-	-	-	43,893	134	44,027
Consumer and other loans	-	-	-	-	7,742	-	7,742
Total	$-	$878	$-	$878	$251,959	$134	$252,971

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2018:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	409	409	-	-	-	409	409	-
Commercial loans	-	-	205	205	205	205	205	205
Consumer and other loans	-	-	6	6	6	6	6	6
Total	$1,020	$1,020	$211	$211	$211	$1,231	$1,231	$211

At December 31, 2017:
Commercial loans	$-	$-	$134	$134	$134	$134	$134	$134
Total	$-	$-	$134	$134	$134	$134	$134	$134

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class is as follows:

	Average	Interest	Interest
	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received
Year Ended December 31, 2018
Commercial real estate	$471	$16	$16
Residential and home equity	234	7	6
Commercial	172	2	7
Consumer and other loans	2	-	-
Total	$879	$25	$29

(in thousands)
Year Ended December 31, 2017
Residential and home equity	$277	$28	$28
Construction	42	1	4
Commercial	64	-	-
Total	$383	$29	$32

There were no collateral dependent impaired loans measured at fair value on a nonrecurring basis at December 31, 2018 or 2017.

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

As shown in the table below, the Company entered into one new TDR during the year ended December 31, 2018 and 2017.

	Year Ended December 31, 2018				Year Ended December 31, 2017
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
(in thousands)
Troubled Debt Restructurings -
Residential and home equity:
Modified principal	1	$619	$611	$611	1	$153	$169	$164
Total	1	$619	$611	$611	1	$153	$169	$164

The TDRs entered into during the year ended December 31, 2018 and 2017 did not subsequently default during those years. At December 31, 2018, the Company had $641,000 in loans identified as TDRs.

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

 (continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)          Premises and Equipment

A summary of premises and equipment follows:

	At December 31,
	2018	2017
(in thousands)
Land	$690	$690
Buildings	3,736	3,736
Leasehold improvements	421	416
Furniture, fixtures and equipment	1,168	1,160
Computer and software	2,372	2,140
Construction in progress	40	-
Total, at cost	8,427	8,142

Less accumulated depreciation and amortization	(3,771)	(3,270)
Premises and equipment, net	$4,656	$4,872

Effective August 6, 2018, the Company entered into a Retail Lease (the “Lease”) for its Timberlane location with the owner of the property. The term of the Lease is 15 years, with four options to renew for five years each and includes additional square footage. The Lease is a fully net lease, with the Company separately paying real and personal property taxes, all special and third-party assessments, common area maintenance charges, maintenance costs and insurance expenses. The Lease required the landlord to seek approval from the City of Tallahassee for a lot line adjustment which was dated September 28, 2018. The landlord has six months from this approval date to deliver notice and proof of a Certificate of Completion (the “Delivery Date”), certifying that the landlord’s improvement obligations are complete. The Delivery Date is expected to be on or before March 28, 2019. Pursuant to the Lease, the landlord will reimburse the Company in the amount of up to $1.2 million for the Company’s costs for permanent improvements to this location. As of December 31, 2018, the Company anticipates that its portion of the tenant improvement expenditures will not exceed $500,000.

The new rent obligations will commence 120 days after the Delivery Date (the “Rent Commencement Date”) and are as follows:

(in thousands)
Years	Annual Rent Amount
1-5	$294
6-10	323
11-15	356
Total	$4,865

Prior to the Rent Commencement Date, the Company will pay rent in accordance with its prior lease as shown in the table below:

(in thousands)
Year Ending December 31,	Amount
2019	$85
2020	85
2021	85
2022	49
Total	$304

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)          Premises and Equipment, continued.

Rent expense under operating leases was $172,000 and $155,000 during the years ended December 31, 2018 and 2017, respectively.

On February 15, 2019, the Company purchased a new branch office location, located at 3340 South Florida Avenue, Lakeland, Florida. This office will undergo renovations and is scheduled to open during the second quarter of 2019. The purchase price of the property was $2.1 million and the Company’s renovation expenditures are not expected to exceed $400,000.

(5)          Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $20.7 million and $10.7 million at December 31, 2018 and 2017, respectively.

A schedule of maturities for all time deposits at December 31, 2018 is as follows:

(in thousands)
Year Ending December 31,	Amount
2019	$27,140
2020	8,066
2021	1,534
2022	2,531
2023	2,025
Total	$41,296

(6)          Other Borrowings

The Company has pledged collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) for future advances which will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $35.8 million as of December 31, 2018 from the FHLB. There were no advances outstanding at December 31, 2018 or 2017. The Company also has available credit of $18.8 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank.

(7)          Income Taxes

The components of the income taxes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Current:
Federal	$1,003	$1,309
State	292	224
Total current	1295	1,533

Deferred:
Federal	(65)	193
State	(10)	9
Total deferred	(75)	202
Total income taxes	$1,220	$1,735

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)          Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2018		2017
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
(dollars in thousands)
Income taxes at statutory rate	$1,105	21.0%	$1,548	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	223	4.2	154	3.4
Tax-exempt income	(62)	(1.2)	(97)	(2.1)
Stock-based compensation	(29)	(0.6)	(60)	(1.3)
Change in federal rate	-	-	155	3.4
Other nondeductible expenses	(17)	(0.2)	35	0.7
Total	$1,220	23.2%	$1,735	38.1%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	At December 31,
	2018	2017
(in thousands)
Deferred tax assets:
Allowance for loan losses	$894	$744
Organizational and start-up costs	40	49
Stock-based compensation	27	12
Unrealized losses on securities available for sale	188	100
Other	12	23
Deferred tax assets	1,161	928

Deferred tax liabilities:
Prepaid Expenses	(59)	(70)
Deferred loan costs	(380)	(317)
Premises and equipment	(220)	(202)
Deferred tax liabilities	(659)	(589)
Net deferred tax asset	$502	$339

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2015.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)          Off-Balance Sheet Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments are commitments to extend credit, construction loans in process, unused lines of credit, standby letters of credit, and guaranteed accounts and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these consolidated financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for available lines of credit, construction loans in process and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit, construction loans in process and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those secured letters of credit totaled $606,000 at December 31, 2018.

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2018 is as follows:

At December 31, 2018
(in thousands)
Commitments to extend credit	$6,365
Construction loans in process	15,023
Unused lines of credit	43,719
Standby financial letters of credit	1,934
Standby performance letters of credit	378
Guaranteed accounts	1,330
Total off-balance sheet instruments	$68,749

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)           Stock Compensation Plans

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015, and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2018, 263,457 stock options have been granted under the 2015 plan and 207,385 options are available for grant.

During the first quarter of 2018, the Company issued 15,667 Incentive Stock Options (“ISO”) to its CEO. These options vest 100% at the date of issuance, and therefore, were expensed immediately.

During the second quarter of 2018, the Company issued 120,000 Non-Qualified Stock Options (“NSO”) to its Board of Directors. These options vest over 5 years and expire in increments beginning April 1, 2024 and concluding April 1, 2028.

During the second quarter of 2018, the Company issued ISOs to its employees. The Company issued 25,000 ISOs to its CEO and 92,250 ISOs to its remaining employees. These options vest over 5 years and expire in increments beginning April 1, 2024 and concluding April 1, 2028. The NSOs and the ISOs issued during the second quarter of 2018 were issued in recognition of the Company’s 10-year anniversary.

A summary of the activity in the Company’s 2015 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding at December 31, 2016	-	$-
Options granted	11,540	17.03
Outstanding at December 31, 2017	11,540	$17.03
Options granted	252,917	19.91
Forfeited	(1,000)	20.09
Outstanding at December 31, 2018	263,457	$19.78	8.4	$323,000
Exercisable at December 31, 2018	37,207	$17.93	2.8	$115,000

The fair value of shares vested and recognized as compensation expense was $145,000 for the year ended December 31, 2018 and $15,000 for the year ended December 31, 2017. The Company recognized an income tax benefit of $20,000 with respect to share-based compensation in 2018. At December 31, 2018, there was $646,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2015 Plan. The cost is expected to be recognized over a weighted-average period of 4.2 years.

The fair value of each option granted during the year ended December 31, 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted average risk-free interest rate	1.47	-	2.63%
Expected dividend yield	0.41	-	0.50%
Expected stock volatility	10.07	-	11.90%
Expected life in years	1.0	-	6.5
Per share fair value of options issued during year	$1.08	-	$3.35

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)           Stock Compensation Plans, Continued

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding at December 31, 2016	42,200	$10.16
Options exercised	(19,450)	10.00
Options forfeited	(550)	10.00
Outstanding at December 31, 2017	22,200	$10.31
Options exercised	(17,150)	10.02
Options forfeited	(350)	10.00
Outstanding at December 31, 2018	4,700	$11.37	2.4	$45,000
Exercisable at December 31, 2018	4,700	$11.37	2.4	$45,000

At December 31, 2018, there was no unrecognized compensation expense related to non-vested, share-based compensation arrangements granted under the 2007 plan.

The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the OTCQX or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. In 2018 and 2017, our directors received 2,818 and 3,912 shares of common stock, respectively, in lieu of cash, under the Directors’ Plan. At December 31, 2018, 55,284 shares remained available for grant. The Company recognized expense of $60,000 and $65,000 during the years ended December 31, 2018 and 2017, respectively, with respect to the Director’s Plan.

(10)      Employee Benefit Plans

The Company sponsors a 401(k)-profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit-sharing plan are discretionary and determined annually. Contributions to the plan for the years ended December 31, 2018 and 2017 were $160,000 and $142,000, respectively.

In November 2018, the Company established non-qualified account balance deferred compensation plans to provide retirement benefits for certain officers of the Company. The Company is recognizing the expense of these plans as services are rendered using a discount rate of four percent and a retirement age of sixty-five. The Company’s expense in connection with these plans was $18,000 for the year ended December 31, 2018 and is included in other liabilities in the accompanying consolidated balance sheets.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11)      Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following table summarizes these transactions:

	Year Ended December 31,
(in thousands)	2018	2017
Loans:
Beginning balance	$5,870	$5,942
Originated during the year	2,048	634
Remove retired Director	(400)	-
Principal repayments	(230)	(706)
Ending balance	$7,288	$5,870

Deposits at year-end	$9,989	$10,008

In addition, the Company purchases various insurance policies through a company that employs the spouse of one of our directors and former CFO. The premiums paid totaled $739,000 in 2018 and $740,000 in 2017 and included health insurance premiums for employees.

(12)      Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		At December 31, 2018		At December 31, 2017
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$48,038	$48,038	$32,397	$32,397
Securities available for sale	2	45,384	45,384	49,809	49,809
Loans held for sale	3	4,767	4,842	5,880	6,039
Loans, net	3	290,113	283,068	250,259	249,628
Federal Home Loan Bank stock	3	355	355	316	316
Accrued interest receivable	3	1,034	1,034	978	978

Financial liabilities-
Deposits	3	349,067	349,416	298,297	298,403
Off-Balance Sheet financial instruments	3	-	-	-	-

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

In January 2019, the Board of Directors declared an annual dividend of $0.12 per share of common stock payable on March 5, 2019 to shareholders of record as of February 14, 2019.

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

The Bank is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations which phased in full compliance over a multi-year schedule. These regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2018, and 2017, the Bank’s capital conservation buffer exceeded the minimum requirement of 1.875% and 1.25%, respectively. The conservation buffer increased to the final amount of 2.50% on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2018, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2018
Tier 1 Leverage ratio to Average Assets	$37,805	9.28%	$16,288	4.00%	$20,360	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Capital to Risk-Weighted Assets	37,805	12.90	17,587	6.00	23,449	8.00
Total Capital to Risk-Weighted Assets	41,466	14.15	23,449	8.00	29,311	10.00

As of December 31, 2017:
Tier 1 Leverage ratio to Average Assets	$33,146	9.48%	$13,983	4.00%	$17,479	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	33,146	12.80	11,654	4.50	16,834	6.50
Tier 1 Capital to Risk-Weighted Assets	33,146	12.80	15,539	6.00	20,718	8.00
Total Capital to Risk-Weighted Assets	36,282	14.01	20,718	8.00	25,898	10.00

(15)      Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s financial statements. As of December 31, 2018, there is no pending or threatened litigation of which management is aware.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)      Earnings Per Share

Earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method:

	2018			2017
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Year Ended December 31,
Basic EPS:
Net earnings	$4,042	3,125,689	$1.29	$2,817	2,704,382	$1.04
Effect of dilutive securities-incremental shares from assumed conversion of options		5,857			7,317
Diluted EPS:
Net earnings	$4,042	3,131,546	$1.29	$2,817	2,711,699	$1.04

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(17)      Parent Company Only Financial Information

The Holding Company's unconsolidated financial information follows:

	At December 31,
(in thousands)	2018	2017
Assets
Cash	$13,551	$14,103
Investment in subsidiary	37,249	32,850
Other assets	20	20
Total assets	$50,820	$46,973

Stockholders' Equity
Stockholders' equity	$50,820	$46,973
Total liabilities and stockholders' equity	$50,820	$46,973

Condensed Statements of Earnings	Year Ended December 31,
	2018	2017
(in thousands)
Revenues	$-	$-
Expenses	(632)	(440)
Income tax benefit	160	165
Loss before earnings of subsidiary	(472)	(275)
Net earnings of subsidiary	4,514	3,092
Net earnings	$4,042	$2,817

Condensed Statements of Cash Flows
	Year Ended December 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net Earnings	$4,042	$2,817
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(4,514)	(3,092)
Stock issued as compensation	60	65
Net cash used in operating activities	(412)	(210)
Cash flows from financing activities:
Proceeds from sale of common stock	-	16,957
Proceeds from stock options exercised	172	195
Net cash provided by financing activities	172	17,152
Cash flows from investment activities:
Cash dividend paid	(312)	(140)
Cash infusion to subsidiary	-	(4,000)
Net cash used by investing activities	(312)	(4,140)
Net (decrease) increase in cash	(552)	12,802
Cash at beginning of the year	14,103	1,301
Cash at end of year	$13,551	$14,103

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive loss of subsidiary, net of change in unrealized loss on securities available for sale, net of tax	$(260)	$(18)
Stock-based compensation expense of subsidiary	$145	$15

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that PMHG files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management's evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of PMHG's disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business.  While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company consulted with an external consulting firm to assist in management’s evaluation of the adequacy of the Bank’s policies and procedures in the areas of internal operational controls and safeguarding of assets, and when applicable, compliance with regulatory guidelines. The Company and the consultant used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” to perform the assessment. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the year ended December 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Boards of Directors of the Company and the Bank are each composed of the same fourteen members. The members of both Boards of Directors are elected each year for one-year terms. Our shareholders elect the Company’s Board of Directors, while the Company (as the sole shareholder), elects the Board of Directors of the Bank. Executive officers of the Company and of the Bank are elected annually by the respective Boards of Directors.

The following table lists the names and ages of all directors and executive officers of the Company and the Bank and indicates all positions and offices with the Company and the Bank held by each person, as of March 8, 2019. Also included in the table is the year in which each person commenced service with the Company and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

				Year
				Joined
		Position with the	Position with the	Prime
Name	Age	Company	Bank	Meridian	Principal Occupation

William D. Crona	70	Director	Director	2010	Financial Consultant, Investor & CPA
Sammie D. Dixon, Jr.	49	Vice Chairman, CEO, President, Director	Vice Chairman, CEO, President, Director	2010	Chief Executive Officer & President(1)
Steven L. Evans	71	Director	Director	2010	Retired IBM Executive
R. Randy Guemple	67	CFO, EVP, Director	CFO, EVP, Director	2010	Executive Vice President, Chief Financial Officer(2)
Chris L. Jensen, Jr.	62	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Kathleen C. Jones	65	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer
Robert H. Kirby	52	Director	Director	2010	Businessman, Partner in Rehab Technologies
Frank L. Langston	61	Director	Director	2010	Principal of NAI TALCOR
Michael A. Micallef, Jr.,	69	Director	Director	2018	SVP, Market President(3)
L. Collins Proctor, Sr.	49	Director	Director	2010	Partner/Chief Operating Officer Facility Solutions Management
Garrison A. Rolle, M.D.	57	Director	Director	2010	Orthopedic Surgeon
Steven D. Smith	66	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee
Marjorie R. Turnbull	78	Director	Director	2010	Consultant
Susan Payne Turner	52	EVP, CRO	EVP, CRO	2016	Executive Vice President, Chief Risk Officer
Monte L. Ward	37	-	SVP, ISO	2011	Senior Vice President, Information Security Officer(4)
Clint F. Weber	37	-	SVP, CCO	2013	Senior Vice President, Chief Credit Officer(5)
Richard A. Weidner	74	Chairman	Chairman	2010	CPA, Partner with Carr, Riggs & Ingram, LLC

(1)	Director Dixon was elected Vice Chairman in February, 2018.
(2)

Director Guemple will retire as Executive Vice President and Chief Financial Officer of the Company and of the Bank on March 31, 2019. He will remain on the Boards of Directors of the Company and the Bank.

(3)	On February 21, 2019, the Board elected Michael A. Micallef, Jr. to the Boards of the Bank and the Company, effective on March 1, 2019.
(4)	Monte Ward will assume the position of Executive Vice President and Chief Information Officer of the Company and the Bank on April 1, 2019.
(5)	Clint Weber will assume the position of Executive Vice President and Chief Financial Officer of the Company and the Bank on April 1, 2019.

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information. There are no family relationships between any directors or executive officers.

Executive Officers

Sammie D. Dixon, Jr., age 49, was part of the management team that formed both the Bank and the Company. He is the Vice Chairman, Chief Executive Officer and President of the Company and the Bank. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. Before that, he served as Chief Executive Officer and President for Bank of Thomas County from August 2003 to June 2005. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. He began his banking career with NationsBank in 1997. Mr. Dixon is an Administrative Committee Member of the American Bankers Association’s Community Bankers Council. He is active in the community as a member of the Rotary Club of Tallahassee and member of the Tallahassee Memorial HealthCare Foundation Board of Trustees. He serves on the Boards of the Boys & Girls Clubs of the Big Bend and the Greater Tallahassee Chamber of Commerce. He is Campaign Co-Chair of the United Way of the Big Bend where he also serves as a Director. Mr. Dixon attends Saint Peter’s Anglican Church.

R. Randy Guemple, age 67, is a founding member of the Boards of the Bank and the Company and has served as the Company’s and the Bank’s Chief Financial Officer and Executive Vice President since January 1, 2016. On March 31, 2019, he will retire as the Company’s and the Bank’s Chief Financial Officer and Executive Vice President, but will remain a Director of both Boards. He is also a certified public accountant. Prior to assuming these offices, he was a retired bank Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida. He is a Past Chairman of the Financial Managers Society, Inc., headquartered in Chicago, Illinois. Mr. Guemple is a Past Chairman and member of the Board of Trustees for the Tallahassee Memorial Healthcare Foundation, Inc. and an Emeritus Director of Elder Care Services, Inc. He is a board member and was a Past Chairman and Interim President of the Southern Scholarship Foundation, Inc. in Tallahassee, Florida. He is also an active member of the Tallahassee Kiwanis Club. Mr. Guemple is a graduate of Florida State University (FSU) where he received a Bachelor of Science in Accounting and his Master of Business Administration. He played baseball while at FSU and is a member of Good Shepherd Catholic Church.

Chris L. Jensen, Jr., age 62, was part of the management team that formed both the Bank and the Company. He is an Executive Vice President of the Company and the Bank’s Executive Vice President and Senior Lender. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over forty years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Boards of several local groups, including the Suwannee River Area Council for the Boy Scouts of America, and the Young Actors Theatre.

Susan Payne Turner, age 52, has been with the Bank since 2013. She was elected Executive Vice President and Chief Risk Officer (CRO) of the Company in May, 2018 and is also the Executive Vice President and Chief Risk Officer for the Bank. She was formerly a Regional Retail Leader for Centennial Bank from 2010 to 2013, where she managed ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Mrs. Turner is a graduate of Florida State University and received a Master of Business Administration from Troy University in 2005. She is also a graduate from the Graduate School of Banking at Louisiana State University. Mrs. Turner is a Past Chair for the Tallahassee Community College Foundation and currently serves on the Foundation’s Board. She also serves as Past Chairman for the Tallahassee Community College Alumni and Friends Association, as a director on the Board for the Wakulla Senior Center, Florida Bankers Education Foundation and Director Emeritus on the Board for the Wakulla County Chamber of Commerce. Mrs. Turner is a member of the Coastal Optimist Club, is the Associate Director of the Wakulla County Historical Society and serves on the board for the Community Foundation of North Florida.

Monté L. Ward, age 37, has been with the Bank since 2011. At December 31, 2018, he was the Information Security Officer (ISO) and Senior Vice President of Bank Operations for the Bank. On April 1, 2019, he will become the Company and the Bank’s Chief Information Officer (CIO) and Executive Vice President. Prior to joining the Bank, he was Assistant Vice President and held various operational, compliance and information technology positions at Premier Bank, Tallahassee, Florida, from 2002 to 2011. Mr. Ward has a background in software programming and hacking/intrusion. He holds various Microsoft certifications and designations such as Certified Regulatory Compliance Manager , Accredited ACH Professional , Certified Information Security Manager , and others in technology, security, and compliance. Mr. Ward is a graduate of Florida Agricultural & Mechanical University where he received a Bachelor of Science in Electrical Engineering.

Clint F. Weber, age 37, has been with the Bank since 2013. He is presently Senior Vice President and Chief Credit Officer (CCO) for the Bank.  On April 1, 2019, he will assume the role of the Company’s and the Bank’s Chief Financial Officer and Executive Vice President.  Prior to joining the Bank, he was Vice President and held various credit positions at Premier Bank and its successor financial institution Centennial Bank from 2008 to 2013.  From 2003 to 2008, he was a Financial Institution Examiner at the Florida Office of Financial Regulation.  Mr. Weber’s work experience includes Credit Risk Management, Regulatory Compliance, Accounting and Asset/Liability Management. Mr. Weber is graduate of Florida State University where he received a Bachelor of Science in Finance and Real Estate. He is also a graduate from the Florida School of Banking at the University of Florida.

Company and Bank Directors

William D. Crona, age 70, is a founding member of the Boards of the Bank and the Company. He is a certified public accountant. In 2005, he retired from a twenty-three-year career with the accounting firm of Law, Redd, Crona and Munroe, P.A., Tallahassee, Florida, where he served as a partner. He currently is a financial consultant and investor in the Tallahassee area. Mr. Crona serves on the boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, TEC Incorporated, SAVA, and the City of Tallahassee Citizen Advisory Board. The Board of Directors has determined that Mr. Crona’s financial and accounting experience, as well as his familiarity with the Tallahassee market area, qualify him to serve on the Company’s Board of Directors.

Steven L. Evans, age 71, is a founding member of the Boards of the Bank and the Company. He retired from a thirty-year career with IBM in 2003 where he served as Vice President of its North American Education business and IBM’s Senior State Executive for its Florida operations. After graduating from the University of Michigan, Mr. Evans played in the St. Louis Cardinal Baseball organization for six years before joining IBM. Mr. Evans currently serves on the Boards of The Florida Taxwatch Research Institute, Tallahassee Memorial Hospital, Ghost Controls, Inc., Vineyard Capital, Municipal Code Corporation, Fringe Benefits Management Corporation, Applied Fiber Holdings, Inc., Kyra Infotech Group, The United Way of the Big Bend, and The State of Florida – Technology Advisory Board. He is an Advisor for Elder Care Services and the FSU Marine Research Lab and is a member of the FSU Research GAP Committee. The Board has concluded that Mr. Evans’ business experience and significant involvement in the community qualify him to serve on the Company’s Board of Directors.

Kathleen C. Jones, age 65, was part of the management team which formed both the Bank and the Company and has been a member of both Boards since 2011. She retired as the Company’s and the Bank’s Executive Vice President and Chief Financial Officer on December 31, 2015. Prior to joining the Bank, she spent thirty-six years with SunTrust Bank and its Tallahassee predecessor institutions. Mrs. Jones retired from SunTrust Bank in 2007, at the position of North Florida Regional Senior Vice President, Senior Banking Operations Manager. She is a 1978 graduate of Florida State University where she received a Bachelor of Science in Finance. She also is a 1988 graduate of the Graduate School of Banking of the South in Baton Rouge, Louisiana. Mrs. Jones is a member of Thomasville Road Baptist Church. The Board of Directors believes that Mrs. Jones’ extensive banking experience and intimate knowledge of the Company’s financial operations qualify her to serve on the Company’s Board of Directors.

Robert H. Kirby, age 52, was elected to the Company’s and the Bank’s Board in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby currently serves as President and Chief Executive Officer of Cedar Creek Land and Timber Company, Inc. and T.R. Miller Woodlands, Inc., and as a member of the management executive committees of T.R. Miller Mill Company, Inc. and Neal Land Alabama, Inc., all located in Brewton, Alabama.  Mr. Kirby received a bachelor’s degree from the University of the South, Sewanee, Tennessee and a Master of Business Administration from the University of Alabama, Tuscaloosa, Alabama. He serves on the Boards of a number of private companies and non-profit organizations, including Tall Timbers Research, Inc. The Board of Directors has determined that Mr. Kirby’s business experience and knowledge of the Tallahassee market qualify him to serve on the Company’s Board of Directors.

Frank L. Langston, age 61, is a founding member of the Boards of the Bank and the Company. He has been a principal/owner, since 2000, with the real estate services company NAI TALCOR, located in Tallahassee, Florida. From 1990 to 2000, Mr. Langston was affiliated with NAI TALCOR as an independent contractor. After attending Auburn University, Mr. Langston entered the management training program of First Florida Banks in Tampa. While assigned to the Marketing Department, Mr. Langston gained valuable first-hand real estate experience in locating bank branch locations around the state. In addition, he participated in strategic planning, new product development, and market analysis. From 1981 to 1984, Mr. Langston served as Marketing Director with the responsibility of business development for the Tallahassee office. In May 1989, he entered the commercial real estate business specializing in retail and office sales and leasing, and bank-owned real estate. Mr. Langston is a Certified Commercial Investment Member, a Florida licensed broker-salesman, and an Alabama licensed broker. He is also a member of the National Association of Realtors, the Florida Association of Realtors, and the Tallahassee Association of Realtors. He currently serves on the Board of Anna’s Foundation, Advisory Board of the Master of Real Estate Development Program at Auburn University and the Community Board of the Tallahassee Campus of the Florida State University College of Medicine. The Board believes that his business experience and knowledge of the real estate market qualify him to serve on the Company’s Board of Directors.

Michael A. Micallef, Jr., age 69, has been with the Bank since October 2018. He is the Senior Vice President (SVP) and Market President for the Bank’s Polk County, Florida market and was elected to the Board of Directors for both the Bank and the Company in February, 2019. From its founding in 2006 until its sale to Sunshine Bancorp, Inc. in 2015, Mr. Micallef served as the Chief Executive Officer and President of Community Southern Holdings, Inc. and Community Southern Bank, in Lakeland, Florida. Mr. Micallef has more than thirty years of experience as a Chief Executive Officer of financial institutions, including serving as: President of Marco Community Bancorp, Inc. and Chief Executive Officer and President of Marco Community Bank in Marco Island, Florida from 2003 to 2005; and Chief Executive Officer, President, and Vice Chairman of Sterling Bank, FSB, in Lantana, Florida from 1999 to 2003. Mr. Micallef received his Bachelor of Science degree from St. Peters College, his Master of Business Administration from Fordham University and graduate banking degree from Brown University. The Bank has concluded that Mr. Micallef’s business and banking experience, as well as his knowledge of the Bank’s Polk County, Florida market qualify him to serve on Company’s Board of Directors.

L. Collins Proctor, Sr., age 49, is a founding member of the Boards of the Bank and the Company. He is a co-founding partner of Facility Solutions & Management, LLC (“FSM”), serving government, corporate, educational, and non-profit clients throughout the United States. FSM's core services include engineering, building controls, energy services, capital improvements, and performance-based contracting. Mr. Proctor focuses primarily within FSM’s “Energy Services” division (previously referred to as kW Control which Mr. Proctor also founded) overseeing the underwriting and financing of performance-based engineering and capital improvement projects. Mr. Proctor is also an investment partner of Red Brick Partners, LLC, a real estate and private equity investment entity started in 2006. Prior to 2006, Mr. Proctor owned and managed a North Florida real estate acquisition and construction advisory firm, an affiliate of a national firm with which he was associated for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University and his Master of Business Administration from Emory University, between which times he served five years with NationsBank (now Bank of America) in its leveraged leasing division managing over $3.5 billion in equipment financing for large corporate clients. Mr. Proctor also serves on the Board of the Tallahassee Downtown Improvement Authority.  The Board has concluded that Mr. Proctor’s business and banking experience, as well as his knowledge of the Tallahassee market area qualify him to serve on the Company’s Board of Directors.

Garrison A. Rolle, M.D., age 57, is a founding member of the Boards of the Bank and the Company. He is an orthopedic surgeon who joined the Tallahassee Orthopedic Clinic in 1997. He served on AmSouth Bank’s Advisory Board of Directors in Tallahassee, Florida and was formerly a director of Regions Bank in Tallahassee, Florida. Dr. Rolle played football for the University of Florida while pursuing his Bachelor of Science degree. He received his medical degree from the University of Florida, College of Medicine. The Board of Directors has concluded that Dr. Rolle’s business and banking experience and his knowledge of the Tallahassee community qualify him to serve on the Company’s Board of Directors.

Steven D. Smith, age 66, is a founding member of the Boards of the Bank and the Company. He is an owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle, including Tallahassee, Florida. Mr. Smith currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately thirty-eight million U.S. households. He also serves as a member of the Florida Highway Patrol Advisory Council. Mr. Smith is also the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama. The Board of Directors believes Mr. Smith’s business and banking experience, as well as his knowledge of the Tallahassee community, qualify him to serve on the Company’s Board of Directors.

Marjorie R. Turnbull, age 78, is a founding member of the Boards of the Bank and the Company. She currently is a consultant for non-profit organizations. Previously, she served as the Vice President for Institutional Advancement and the Executive Director of the Tallahassee Community College Foundation from 1995 until her retirement in 2006. From 1994 to 2000, Mrs. Turnbull represented Leon County, District 9, in the Florida House of Representatives. Prior to her service in the Florida House of Representatives, she was a member of the Leon County Commission from 1988 to 1994, Deputy Assistant Secretary for Health Planning for the State of Florida, and a member of the staff of the Florida House of Representatives. Mrs. Turnbull serves as the Past Chair of the Economic Club of Florida, and as a member of the Institutional Review Board of Tallahassee Memorial HealthCare, Tallahassee Symphony Orchestra Board and the Big Bend Hospice Foundation Board. The Board has determined that Mrs. Turnbull’s extensive knowledge and presence in the community and her prior government activities makes her well-qualified to serve on the Company’s Board of Directors.

Richard A. Weidner, CPA, age 74, is a founding member and Chairman of the Boards of the Bank and the Company. Mr. Weidner is a certified public accountant, partner and the Partner Oversight Director of Carr, Riggs & Ingram, LLC, an accounting firm with more than 300 partners and 2,000 professionals. In 2002 this firm acquired Williams, Cox, Weidner & Cox, P.A., Tallahassee, FL, which Mr. Weidner helped establish in 1972. From approximately 1998 to 2001, Mr. Weidner served as an Advisory Board member for SunTrust Bank. Mr. Weidner is a past member of the Tallahassee Community College Foundation Board. He is a Past Treasurer of the Tallahassee Chamber of Commerce, Past President of the Tallahassee YMCA, and Past Treasurer of the Maclay School Board of Directors. He has also served on the Leon County Library Advisory Board and was a United Way Campaign Captain. The Board of Directors believes that Mr. Weidner’s business and accounting experience and his knowledge of the Tallahassee market area makes him qualified to serve on the Company’s Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not subject to the beneficial ownership reporting requirements of Section 16(a).

Code of Ethics

The Company adopted a written Code of Ethics designed to promote ethical conduct by all of the Company’s directors, officer, and employees based upon the standards set forth under Item 406 of Regulation S-K of the Exchange Act.  The Code of Ethics applies to all Company employees, including our Principal Executive Officer, Principal Financial Officer, and Controller. A copy of the Company’s Code of Ethics is filed as an exhibit with this Form 10-K, is available on our website at www.primemeridianbank.com or free of charge from the Company by writing to our Corporate Secretary at Prime Meridian Holding Company, 1897 Capital Circle NE, Second Floor, Tallahassee, Florida 32308 or by calling (850) 907-2301.

Nomination Procedures

In 2018, there were no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

General

The objective of the Company’s compensation program is to offer a compensation package that will attract, motivate, reward, and retain high-performing and dedicated employees. We seek to provide financial security for employees and the plan is designed to reward performance, longevity, professional growth, initiative, and increased responsibility. The Company’s Compensation and Nominating Committee, working in conjunction with the Vice Chairman, Chief Executive Officer and President (“Vice Chair/CEO/President”), looks at different compensation alternatives to attract and retain qualified management, to meet short-term financial goals, and to enhance long-term shareholder value. The objective is to pay each executive officer the base salary that would be paid on the open market for a similarly qualified officer of that position. The Compensation and Nominating Committee determines the level of base salary and any incentive bonus for the Vice Chair/CEO/President based upon competitive norms, derived from surveys published by independent banking institutes and private companies specializing in the analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries.

At December 31, 2018, the members of the Compensation and Nominating Committee were Steven D. Smith (Chairman); Steven L. Evans; Kathleen C. Jones; Robert H. Kirby; Frank L. Langston; and Richard A. Weidner. The opinion of the Board of Directors is that in 2018 each member of the Compensation and Nominating Committee was independent under NASDAQ listing standards, except for Director Jones, who received consulting fees in 2016, 2017, and 2018 and whose spouse is employed by the agency which sells insurance to the Company and the Bank.

In 2018, the Compensation and Nominating Committee approved the grant of incentive stock options and non-qualified stock options under the 2015 Stock Option Plan to the Company employees and directors in recognition of the Company’s 10-year anniversary. These options were issued at $20.09 per share, vest over five years, and expire in equal increments beginning April 1, 2024 and concluding April 1, 2028. Vice Chair/CEO/President Dixon received a grant of 25,000 incentive stock options, Chief Financial Officer and Executive Vice President (“CFO/EVP”) Guemple received a grant of 10,000 non-qualified stock options, and Senior Lender Executive Vice President Jensen received a grant of 10,250 incentive stock options.

Also, in 2018, the Compensation and Nominating Committee established a bonus plan for Vice Chair/CEO/President Dixon that included a performance matrix based on a maximum percentage of increase in net income and total asset size growth. To receive any bonus under this program, the Vice Chair/CEO/President must have at least met or exceeded the performance objectives. Pursuant to this program, in early 2019, the Compensation and Nominating Committee approved the grant of 3,600 restricted shares under the 2015 Stock Option Plan, valued at $18.52 per share, the fair market value as of the date of the grant and a $46,650 cash bonus to Mr. Dixon.

In addition, pursuant to the Company’s Incentive Plan for officers and employees used in determining cash bonuses based upon overall bank performance and individual performance, Chief Financial Officer and Executive Vice President Guemple earned and received a cash bonus of $27,317 and Senior Lender and Executive Vice President Jensen earned and received a cash bonus of $31,514.

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

Compensation Committee Interlocks

The opinion of the Board of Directors is that in 2018, each member of the Compensation and Nominating Committee was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who was employed by the Company until December 31, 2015, who received consulting fees in 2016, 2017, and 2018, and whose spouse is employed by the agency which sells insurance to Prime Meridian and the Bank.

There are no Compensation and Nominating Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for our fiscal years ended December 31, 2018, 2017, and 2016.

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation(1)	Total

Sammie D. Dixon, Jr.	2018	$311,000	$46,650	$66,672	$83,750	$6,600	$514,672
CEO, President and Vice Chairman	2017	296,100	39,480	-	23,407	6,600	365,587
	2016	282,000	48,750		14,595	6,600	351,945

R. Randy Guemple(2)	2018	182,112	27,317	-	33,500	-	242,929
CFO and EVP	2017	185,400	24,719	-	-	-	210,119
	2016	180,000	31,000	-	-	-	211,000

Chris L. Jensen, Jr.	2018	181,541	31,514	-	34,338	6,600	253,993
SLO and EVP	2017	172,896	25,000	-	-	6,600	204,496
	2016	167,860	24,268	-	-	6,600	198,728

(1) All Other Compensation includes car allowances for Mr. Dixon and Mr. Jensen.

(2) Mr. Guemple will retire as Chief Financial Officer on March 31, 2019 but will remain on the Boards for both the Company and the Bank.

Employment Agreements

On July 19, 2018, the Company and the Bank entered into an Amended and Restated Employment Agreement with Vice Chair/CEO/President Dixon. The agreement amended and restated in its entirety the Employment Agreement by and between Mr. Dixon and the Company, dated July 25, 2016.

Pursuant to the terms and conditions of the agreement, Mr. Dixon is retained as Chief Executive Officer and President of PMHG and the Bank for a period of three years, subject to an automatic extension for an additional year on each anniversary of the original expiration date of the agreement. In addition, the term of the agreement will be extended for an additional three years upon a Change in Control of the Company (as defined in the agreement). Following an extension of the term of the agreement incident to a Change in Control of the Company, the term of the agreement will be automatically extended for an additional year on each anniversary of the date of the Change in Control. Notwithstanding the foregoing, either the Company or Mr. Dixon may cause the term of the agreement to cease at the end of the then current term by giving the other written notice of not less than 60 days prior to the expiration of the then current term of the agreement. Termination of Mr. Dixon’s employment for any reason shall constitute his resignation of his positions on the Boards of Directors of PMHG, the Bank, and either of their subsidiaries.

The agreement provides for Mr. Dixon to receive a base salary and automobile allowance, to be eligible to receive an annual bonus of not less than 25% of his base salary, and to participate in the Company’s benefit plans. Mr. Dixon is also eligible to receive an annual equity incentive award of at least 25% of his base salary. The form of the equity award will be at the discretion of PMHG. The Bank will also establish a nonqualified account balance deferred compensation plan for the benefit of Mr. Dixon and purchase bank owned life insurance for the benefit of Mr. Dixon’s designated beneficiaries.

If his employment is terminated because of death, Mr. Dixon’s estate is entitled to receive accrued and earned payments or benefits due and a prorated portion of the bonus he received in his final year of employment. If Mr. Dixon’s employment is terminated as a result of disability, then he is entitled to receive accrued and earned payments or benefits due and health and other insurance benefits for a period of six months following the date of termination.

If employment is terminated by the Company for reasons other than Cause (as defined in the agreement) or disability, or if Mr. Dixon terminates the agreement for Good Reason (as defined in the agreement), Mr. Dixon is entitled to receive his base salary through the date of termination, a prorated portion of the bonus he received in his final year of employment, 18 months of health and other insurance coverage, all other accrued and earned payments or benefits due, and a cash payment equal to two times the average of his base salary over the previous three years. However, if such a termination occurs during the period beginning three months prior to and ending 18 months after a Change in Control, such payment shall equal 2.99 times the sum of Mr. Dixon’s then current base salary and the average bonus earned by Mr. Dixon during each of the three calendar years preceding the date of termination.

The agreement includes confidentiality provisions to protect the Company’s proprietary and confidential information. The agreement also prohibits Mr. Dixon from competing with the Company during the term of the agreement and during the two-year period following termination by the Company for reasons other than Cause or disability, or termination by Mr. Dixon for Good Reason. During such period, Mr. Dixon will be prohibited from engaging in the business of banking in Gadsden, Jefferson, Leon, and Wakulla Counties, Florida and anywhere within 20 miles of a Bank branch office that is operational on the date of termination of the agreement. The agreement also restricts Mr. Dixon from soliciting certain existing and prospective customers of the Bank for a period of two years following termination of employment. In addition, during the two-year period following termination of employment, the agreement restricts Mr. Dixon from inducing any Bank employee to terminate his or her employment with the Bank or to accept employment with any other employer. The foregoing non-competition, non-solicitation, and non-recruitment provisions do not apply if Mr. Dixon’s employment is terminated as a result of the expiration of the agreement or the nonrenewal of the term of the agreement.

On November 19, 2018, the Company and the Bank entered into an Employment Agreement with Executive Vice President and Senior Lender Jensen. Pursuant to the terms and conditions of the agreement, Mr. Jensen was retained as Executive Vice President and Senior Lender of the Bank for a period of three years, subject to an automatic extension for an additional year on each anniversary of the original expiration date of the agreement. In addition, the term of the agreement will be extended for an additional three years upon a Change in Control of the Company (as defined in the agreement). Following an extension of the term of the agreement incident to a Change in Control of the Company, the term of the agreement will be automatically extended for an additional year on each anniversary of the date of the Change in Control. Notwithstanding the foregoing, either the Company or Mr. Jensen may cause the term of the agreement to cease at the end of the then current term by giving the other written notice of not less than 60 days prior to the expiration of the then current term of the agreement. Termination of Mr. Jensen’s employment for any reason shall constitute his resignation of his positions on the Boards of Directors of PMHG, the Bank, and either of their subsidiaries.

The agreement provides for Mr. Jensen to receive a base salary and automobile allowance, to be eligible to receive an annual bonus, and to participate in the Company’s benefit plans. The Bank will also establish a nonqualified account balance deferred compensation plan for the benefit of Mr. Jensen.

If his employment is terminated because of death, Mr. Jensen’s estate is entitled to receive accrued and earned payments or benefits due and a prorated portion of the bonus he received in his final year of employment. If Mr. Jensen’s employment is terminated as a result of disability, then he is entitled to receive accrued and earned payments or benefits due and health and other insurance benefits for a period of twelve months following the date of termination.

If employment is terminated by the Company for reasons other than Cause (as defined in the agreement) or disability, or if Mr. Jensen terminates the agreement for Good Reason (as defined in the agreement), Mr. Jensen is entitled to receive his base salary through the date of termination, a prorated portion of the bonus he received in his final year of employment, 12 months of health and other insurance coverage, all other accrued and earned payments or benefits due, and a cash payment equal to two times the average of his base salary over the previous three years. However, if such a termination occurs during the period beginning three months prior to and ending 12 months after a Change in Control, such payment shall equal two times the sum of Mr. Jensen’s then current base salary and the average bonus earned by Mr. Jensen during each of the three calendar years preceding the date of termination.

The agreement includes confidentiality provisions to protect the Company’s proprietary and confidential information. The agreement also prohibits Mr. Jensen from competing with the Company during the term of the agreement and during the two-year period following termination by the Company for reasons other than Cause or disability, or termination by Mr. Jensen for Good Reason. During such period, Mr. Jensen will be prohibited from engaging in the business of banking in Gadsden, Jefferson, Leon, and Wakulla Counties, Florida and anywhere within 20 miles of a Bank branch office that is operational on the date of termination of the agreement. The agreement also restricts Mr. Jensen from soliciting certain existing and prospective customers of the Bank for a period of two years following termination of employment. In addition, during the two-year period following termination of employment, the agreement restricts Mr. Jensen from inducing any Bank employee to terminate his or her employment with the Bank or to accept employment with any other employer. The foregoing non-competition, non-solicitation, and non-recruitment provisions do not apply if Mr. Jensen’s employment is terminated as a result of the expiration of the agreement or the nonrenewal of the term of the agreement.

Defined Contribution Agreements

On November 19, 2018, the Company and the Bank entered into Defined Contribution Agreements with Vice Chair/CEO/President Dixon and Executive Vice President and Senior Lender Jensen.

Under Mr. Dixon’s agreement the Bank will, at the discretion of the Board of Directors of the Company, credit annually to a defined contribution plan an amount then determined to be sufficient to result in an account balance at the date Mr. Dixon would attain age 65 which would be sufficient to pay to Mr. Dixon at least $150,000 of annual retirement benefits for ten (10) years after his qualifying retirement. Payments under the plan shall commence upon the later of (i) Mr. Dixon attaining age 65 and (ii) the date that Mr. Dixon is no longer providing services to the Bank as an employee. All of Mr. Dixon’s rights under the plan shall be subject to all other terms and conditions of that plan. If prior to Mr. Dixon reaching the age of 65: (i) the Company discharges Mr. Dixon for reasons other than cause; (ii) Mr. Dixon becomes permanently disabled; (iii) Mr. Dixon dies; or (iv) on or within 12 months following a Change in Control (as defined in the agreement) Mr. Dixon resigns, the Company shall pay to Mr. Dixon the balance of the plan. Mr. Dixon will forfeit his interest in the plan if he is terminated for cause or if grounds exist for his termination for cause.

The terms of the Defined Contribution Agreement applicable to Mr. Jensen are identical to the terms of the plan for Mr. Dixon, except that the Bank will, at the discretion of the Board of Directors of the Company, credit annually an amount then determined to be sufficient to result in an account balance at the date Mr. Jensen would attain age 65 which would be sufficient to pay to Mr. Jensen at least $50,000 of annual retirement benefits for ten (10) years after his qualifying retirement.

Outstanding Equity Awards

In 2015, the Board of Directors adopted the Prime Meridian Holding Company 2015 Stock Incentive Compensation Plan (“2015 Plan”), which was then approved by the shareholders at the Annual Meeting of Shareholders. The 2015 Plan replaced the 2007 Stock Option Plan (“2007 Plan”). The 4,700 unexercised stock options granted under the 2007 Plan remain outstanding and will expire under the terms of the individual stock grants.

Pursuant to the 2015 Plan, selected employees and/or directors of the Company and the Bank are eligible to receive awards of various forms of equity-based incentive compensation, including incentive and non-qualified stock options stock appreciation rights, restricted stock awards, performance units, and phantom stock, as well as awards consisting of combinations of such incentives.

During the first quarter of 2018, the Company issued 15,667 stock options to its CEO. These options vest 100% at the date of issuance, and therefore, were expensed immediately.

In 2018, the Company issued 120,000 non-qualified stock options to members of its Board of Directors, 25,000 incentive stock options to its CEO, and 92,250 incentive stock options to its remaining employees. These options were issued at $20.09 per share, vest over five years and expire in increments beginning April 1, 2024 and concluding April 1, 2028.

The 2015 Plan is administered by the Company’s Compensation and Nominating Committee, which has the authority to interpret the Plan, to establish rules as deemed necessary for the implementation or maintenance of the Plan, to determine grants for eligible participants under the Plan, to make all other decisions or determinations required or considered appropriate for the operation of the Plan and the distribution of benefits under the Plan, and to retain professional assistance in the evaluation of director and senior executive officer compensation. Our Board of Directors has reserved to itself the right to amend or terminate the Plan. However, no amendment may be implemented without approval of the shareholders to the extent such approval is required under applicable law. Furthermore, in no case can options be re-priced either by cancellation and re-grant or by lowering the exercise price of a previously granted award.

The Company has limited the aggregate number of shares of common stock to be awarded under the 2015 Plan to 500,000 shares, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. However, the maximum number of shares available under the 2015 Plan is subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges, or other changes in capitalization affecting the common stock. As of December 31, 2018, there were 263,457 outstanding stock options under the 2015 Plan.

The following table provides information regarding stock options held by each of our named executive officers as of December 31, 2018. The stock options shown in the table were granted under the 2015 and 2007 Plan and have a per share exercise price equal to or greater than the fair market value of our common stock on the grant date. In 2018, Mr. Guemple exercised options to acquire 1,400 shares, and Mr. Jensen exercised options to acquire 2,500 shares.

		# of Securities	# of Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
Name and	Date of	Option (#)	Option (#)	Exercise	Expiration
Principal Position	Grant	Exercisable	Unexercisable	Price	Date

Sammie D. Dixon, Jr.	4/1/2018	-	25,000	$20.09	4/1/2028
Vice Chairman	2/28/2018	15,667	-	17.21	2/28/2023
President and CEO	2/1/2017	11,540	-	17.03	2/1/2022
	3/30/2015	2,000	-	12.50	3/30/2020

R. Randy Guemple	4/1/2018	-	10,000	20.09	4/1/2028
EVP and CFO

Chris L. Jensen	4/1/2018	-	10,250	20.09	4/1/2028
EVP and Bank Senior Lender

Director Compensation

In 2018, Prime Meridian issued non-qualified stock options to its Board of Directors under the 2015 Stock Option Plan. Each Director, with the exception of executive officers, received a grant of 10,000 non-qualified stock options in recognition of the Company’s 10-year anniversary. These options were issued at $20.09 per share, vest over five years, and expire in equal increments beginning April 1, 2024 and concluding April 1, 2028.

In 2018, the Bank paid its directors $825 per Board meeting attended, $165 per Board committee meeting attended, and $247.50 to chair a Board committee meeting, all of which could be paid in cash or shares of the Company’s common stock, as described below. In addition, the Chairman of the Board was paid a $6,000 annual retainer in 2018. Additionally, Mrs. Jones was paid a $60,000 consultant fee in 2018 for her role as Senior Advisor following her retirement as Executive Vice President and Chief Financial Officer on December 31, 2015. The Bank paid a total of $206,828 in the aggregate of fees paid in cash and shares of stock to its directors in 2018.

In 2012, The Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (the “Directors’ Plan”). The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any Board or committee fees to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Compensation and Nominating Committee and approved by the Board. The stock to be awarded pursuant to the Directors’ Plan will be valued at the closing price of a share of common stock as traded on any national market or exchange, or a price set by the Compensation and Nominating Committee and approved by the Board, acting in good faith, but in no case less than fair market value. In 2018, the Board used the greater of quarter-end book value or quarter-end weighted-average market price to determine what the fair market value of the Company’s common stock was for purposes of the Directors’ Plan. The maximum number of remaining shares to be issued pursuant to the Directors’ Plan is limited to 55,284 shares, which is approximately 1.76% of the total shares outstanding as of the Record Date. In 2018, our directors received 2,818 shares of common stock, in lieu of cash, under the Directors’ Plan.

The following table sets forth the cash compensation or stock compensation paid, earned, or awarded during 2018 to each of our directors other than executive officers Mr. Dixon, Mr. Guemple, and Mr. Jensen, whose compensation is described in the “Summary Compensation Table” on page 80.

	Total Fees
	Awarded in Stock		Total Fees	Total Value of
Director	Cash Value	# of Shares	Paid in Cash	Compensation

William D. Crona	$-	-	$15,510	$15,510
Steven L. Evans	-	-	15,015	15,015
Kathleen C. Jones(1)	-	-	71,880	71,880
Robert H. Kirby	13,068	615	-	13,068
Frank L. Langston	-	-	14,850	14,850
Todd A. Patterson, D.O.	5,627	265	-	5,627
L. Collins Proctor, Sr.	-	-	13,448	13,448
Garrison A. Rolle, M.D.	10,527	494	-	10,527
Steven D. Smith	18,059	850	-	18,059
Marjorie R. Turnbull	-	-	10,230	10,230
Richard A. Weidner	12,614	594	6,000	18,614
Total	$59,895	2,818	$146,933	$206,828

(1)	(1) For providing consulting services to the Bank, Kathleen C. Jones was paid a $60,000 consulting fee in addition to fees for service on the Boards of Directors and their committees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of March 8, 2019, the Company knows of no beneficial owner of five percent or more of its outstanding shares of common stock, the only class of voting securities. We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of common stock that the directors and executive officers of the Company beneficially owned as of March 8, 2019.

	Number of	Right to	Beneficial
Name	Shares(1)	Acquire(2)	Ownership(3)
William D. Crona	48,600	2,000	1.61%
Sammie D. Dixon, Jr.(4)	94,742	34,207	4.06
Steve L. Evans	29,669	2,000	1.01
R. Randy Guemple(5)	32,530	2,000	1.10
Chris L. Jensen, Sr.	53,333	2,050	1.76
Kathleen C. Jones	17,250	2,000	0.61
Robert H. Kirby(6)	79,174	2,000	2.58
Frank L. Langston	33,106	2,000	1.12
Todd A. Patterson, D.O.(7)	19,305	10,000	0.93
L. Collins Proctor, Sr.(8)(9)	21,800	2,600	0.78
Garrison A. Rolle, M.D.	32,529	2,000	1.10
Steven D. Smith(10)	66,597	2,000	2.18
Marjorie R. Turnbull	22,700	2,000	0.79
Susan P. Turner(11)	6,830	1,600	0.27
Richard A. Weidner	92,377	2,000	3.00
	650,542	70,457	22.44%

(1) Includes shares for which the named person:
-has sole voting and investment power
-has voting and investment power with a spouse;
-holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes
(2) Shares covered by stock options that are exercisable within sixty (60) days of the Record Date.
(3) Based on 3,143,140 shares issued and outstanding and only the listed individual exercising his or her stock options.
(4) Mr. Dixon's shares includes 3,600 shares of restricted stock.
(5) On March 31, 2019, Mr. Guemple will retire as Prime Meridian's and the Bank's Chief Financial Officer and Executive Vice President. He will continue to serve as a Director.
(6) Mr. Kirby's shares includes 4,000 shares owned by Mr. Kirby's spouse and as custodian of UGTMA/FL accounts.
(7) Dr. Patterson retired from the Board and was appointed Director Emeritus effective on May 3, 2018.
(8) Mr. Proctor's shares include 9,200 shares beneficially owned with Mr. Proctor's spouse through her 401-K and IRA and as custodian of UGTMA/FL accounts.
(9) Mr. Proctor's right to acquire includes 600 shares of Company stock options owned by spouse.
(10) Mr. Smith's shares include 24,000 shares beneficially owned by his spouse.
(11) Mrs. Turner's shares includes 350 shares beneficially owned by Mrs. Turner as custodian of her son's UGTMA/FL account.

Equity Compensation Plan Information

The following table sets forth information relating to PMHG’s equity compensation plans as of December 31, 2018.

	Number of Securities to		Number of Securities
	be issued upon exercise	Weighted-Average	Remaining Available for
	of outstanding Options,	Exercise Price of Options,	Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders
2007 Stock Option Plan	4,700	$11.37	-
2012 Directors' Compensation Plan(1)	-	N/A	55,284
2015 Stock Option Plan(2)	263,457	19.78	207,385
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	268,157	$19.63	262,669

(1)

In 2018, pursuant to the Directors’ Plan, the Company issued 2,818 shares of its common stock to members of the Board of Directors. The shares issued pursuant to the Directors’ Plan were previously authorized but unissued shares of the common stock of the Company and the per share price at which they were awarded was based upon the greater of the book value or the weighted average market price as of the quarter-end preceding the date of grant and was not based upon a previously set exercise price.

(2)

In 2018, the Company issued 120,000 non-qualified stock options to its Board of Directors, 25,000 incentive stock options to its CEO, and 92,250 incentive stock options to its remaining employees. These options were issued at $20.09 per share, vest over five years, and expire in increments beginning April 1, 2024 and concluding April 1, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Both the Company and the Bank encourage its directors, executive officers, and their immediate family members to establish client relationships with the Bank. Loans made to directors, executive officers, and their immediate families, as well as, any principal shareholders, require approval of a majority of the disinterested directors approving the loan. All transactions between the Company or the Bank and their directors, executive officers, the immediate family members of directors and executive officers, employees, and any principal shareholders, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with nonaffiliated persons. In these transactions, management’s opinion did not involve above average risk of collectability or present any other unfavorable features.

At December 31, 2018 and 2017, loans to directors, executive officers, and their immediate family members and affiliates represented $7.3 million and $5.9 million, respectively, or approximately 2.5% and 2.3%, respectively, of the Bank’s total loan portfolio (excluding loans held for sale). All of these loans are current and performing according to their terms.

During 2018, the Company purchased various insurance policies through Earl Bacon Agency, Inc. that employs the spouse of director Kathleen C. Jones. The premiums paid totaled $739,000 in 2018 and $740,000 in 2017 and included health insurance premiums for employees. Mr. Jones’ interest in such premiums is approximately $20,000 for the years 2017 and 2018, combined.

Director Independence

The opinion of the Board of Directors is that in 2017, each nonemployee member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who was employed by the Company until December 31, 2015, who received consulting fees in 2016, 2017, and 2018, and whose spouse is employed by the agency which sells insurance to the Company and the Bank. Pursuant to the same rules, the directors who served as employees during 2018, Mr. Dixon, Mr. Guemple, and Mr. Jensen, were not “independent directors” during the time of their respective employment.

Item 14.	Principal Accounting Fees and Services

During 2018 and 2017, the Company expensed the following fees for professional services to Hacker, Johnson & Smith:

	2018	2017
Audit fees(1)	$40,000	$36,500
Tax fees(2)	8,500	8,500
All other fees(3)	34,000	34,000
	$82,500	$79,000

1 Expenses for professional services rendered for, and out-of-pocket expenses incurred in connection with, the audit of PMHG's annual financial statements.

2 Expenses exclusively for services rendered for preparation of state and federal tax returns and assistance with tax questions and research.

3 Expenses exclusively for services rendered in relation to the Company's filing of its Form 10-Qs and Form 10-K.

The above fees were approved in accordance with the Audit Committee's policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2018 or 2017 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2018 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Consolidated Balance Sheets — December 31, 2018 and 2017

Consolidated Statements of Income — For the Years Ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan (“2007 Plan”)	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19,2018	Exhibit 10.1 to form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon Jr., dated as of November 19, 2018	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank and Chris L. Jensen, Jr., Dated as of November 19, 2018	Exhibit 10.3 to Form 8-K filed on November 20, 2018

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr. dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2017.

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere within.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

Date: March 21, 2019	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ William D. Crona	Director	March 21, 2019
William D. Crona

/s/ Sammie D. Dixon	Vice Chairman, CEO,	March 21, 2019
Sammie D. Dixon	President, Principal Executive
Officer, & Director

/s/ Steve L. Evans	Director	March 21, 2019
Steven L. Evans

/s/ R. Randy Guemple	CFO, EVP, Principal	March 21, 2019
R. Randy Guemple	Financial Officer & Director

/s/ Chris L. Jensen, Jr.	Director	March 21, 2019
Chris L. Jensen, Jr.

/s/ Kathleen C. Jones	Director	March 21, 2019
Kathleen C. Jones

/s/ Robert H. Kirby	Director	March 21, 2019
Robert H. Kirby

/s/ Frank L. Langston	Director	March 21, 2019
Frank L. Langston

/s/ Todd A. Patterson	Director	March 21, 2019
Todd A. Patterson, D.O.

/s/ L. Collins Proctor	Director	March 21, 2019
L. Collins Proctor

/s/ Garrison A. Rolle	Director	March 21, 2019
Garrison A. Rolle, M.D.

/s/ Steven D. Smith	Director	March 21, 2019
Steven D. Smith

/s/ Marjorie R. Turnbull	Director	March 21, 2019
Marjorie R. Turnbull

/s/ Richard A. Weidner	Chairman	March 21, 2019
Richard A. Weidner