Form 10-Q
period 2019-03-31
Prime Meridian Holding Co
filed 2019-05-09
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1897 Capital Circle NE, Second Floor, Tallahassee, Florida	32308
(Address of principal executive offices)	(Zip Code)

(850) 907-2301

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes☑ No

Explanatory Note: Prime Meridian Holding Company has filed, on a voluntary basis, all Securities Exchange Act of 1934 reports for the proceeding 12 months.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer: ☐	Accelerated filer: ☐
Nonaccelerated filer: ☐	Smaller reporting company: ☒
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class None.	Trading Symbol(s) N/A	Name of exchange on which registered N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2019: 3,144,156

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$7,913	$7,866
Federal funds sold	43,465	34,777
Interest-bearing deposits	15,427	5,395
Total cash and cash equivalents	66,805	48,038
Securities available for sale	48,205	45,384
Loans held for sale	5,808	4,767
Loans, net of allowance for loan losses of $3,800 and $3,661	289,900	290,113
Federal Home Loan Bank stock	404	355
Premises and equipment, net	7,055	4,656
Accrued interest receivable	1,023	1,034
Bank-owned life insurance	6,368	6,323
Other assets	1,281	1,032
Total assets	$426,849	$401,702

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$83,186	$80,097
Savings, NOW and money-market deposits	244,584	227,674
Time deposits	45,743	41,296
Total deposits	373,513	349,067
Official checks	495	837
Other liabilities	1,157	978
Total liabilities	375,165	350,882
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,143,140 and 3,138,945 issued and outstanding	31	31
Additional paid-in capital	38,384	38,330
Retained earnings	13,505	13,015
Accumulated other comprehensive loss	(236)	(556)
Total stockholders' equity	51,684	50,820
Total liabilities and stockholders' equity	$426,849	$401,702

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2019	2018
Interest income:
Loans	$3,856	$3,274
Securities	296	288
Other	348	74
Total interest income	4,500	3,636
Interest expense-
Deposits	813	397
Net interest income	3,687	3,239
Provision for loan losses	165	254
Net interest income after provision for loan losses	3,522	2,985
Noninterest income:
Service charges and fees on deposit accounts	71	87
Mortgage banking revenue	106	110
Income from bank-owned life insurance	45	11
Gain on sale of securities available for sale	7	-
Other income	133	102
Total noninterest income	362	310
Noninterest expense:
Salaries and employee benefits	1,557	1,228
Occupancy and equipment	275	235
Professional fees	77	84
Marketing	199	207
FDIC/State assessment	43	36
Software maintenance, amortization and other	152	148
Other	440	359
Total noninterest expense	2,743	2,297
Earnings before income taxes	1,141	998
Income taxes	274	244
Net earnings	$867	$754

Earnings per common share:
Basic	$0.28	$0.24
Diluted	$0.28	$0.24
Cash dividends per common share(1)	$0.12	$0.10

(1) Annual cash dividends were paid during the first quarters of 2018 and 2019

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net earnings	$867	$754
Other comprehensive income (loss) :
Change in unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	435	(730)
Reclassification adjustment for realized gain	(7)	-
Net change in unrealized gain (loss)	428	(730)
Deferred income tax (expense) benefit on above change	(108)	185
Total other comprehensive income (loss)	320	(545)
Comprehensive income	$1,187	$209

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2019 and 2018

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-in	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
(in thousands)
Balance at December 31, 2017	3,118,977	$31	$37,953	$9,285	$(296)	$46,973

Net earnings for the three months ended March 31, 2018 (unaudited)	-	-	-	754	-	754

Dividends paid (unaudited)	-	-	-	(312)	-	(312)

Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(545)	(545)

Stock options exercised (unaudited)	3,000	-	30	-	-	30

Common stock issued as compensation to directors (unaudited)	792	-	17	-	-	17

Stock-based compensation (unaudited)	-	-	23	-	-	23

Balance at March 31, 2018 (unaudited)	3,122,769	$31	$38,023	$9,727	$(841)	$46,940

Balance at December 31, 2018	3,138,945	$31	$38,330	$13,015	$(556)	$50,820

Net earnings for the three months ended March 31, 2019 (unaudited)	-	-	-	867	-	867

Dividends paid (unaudited)	-	-	-	(377)	-	(377)

Net change in unrealized loss on securities available for sale, net of income tax expense (unaudited)	-	-	-	-	320	320

Common stock issued as compensation to directors (unaudited)	595	-	12	-	-	12

Issuance of restricted stock (unaudited)	3,600	-	-	-	-	-

Stock-based compensation (unaudited)	-	-	42	-	-	42

Balance at March 31, 2019 (unaudited)	3,143,140	$31	$38,384	$13,505	$(236)	$51,684

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net earnings	$867	$754
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	153	132
Provision for loan losses	165	254
Net amortization of deferred loan fees	(9)	39
Gain on sale of securities available for sale	(7)	-
Amortization of premiums and discounts on securities available for sale	73	106
Gain on sale of loans held for sale	(106)	(297)
Proceeds from the sale of loans held for sale	14,170	18,879
Loans originated as held for sale	(15,105)	(19,096)
Stock issued as compensation	12	17
Stock-based compensation expense	42	23
Income from bank-owned life insurance	(45)	(11)
Net decrease (increase) in accrued interest receivable	11	(7)
Net (increase) decrease in other assets	(357)	37
Net (decrease) increase in other liabilities and official checks	(163)	166
Net cash (used in) provided by operating activities	(299)	996
Cash flows from investing activities:
Loan originations, net of principal repayments	57	(22,645)
Purchase of securities available for sale	(8,238)	(1,003)
Principal repayments of securities available for sale	1,149	1,944
Proceeds from sale of securities available for sale	4,245	-
Maturities and calls of securities available for sale	385	18
Purchase of Federal Home Loan Bank stock	(49)	(39)
Purchase of premises and equipment	(2,552)	(196)
Net cash used in investing activities	(5,003)	(21,921)
Cash flows from financing activities:
Net increase in deposits	24,446	10,985
Proceeds from stock options exercised	-	30
Common stock dividends paid	(377)	(312)
Net cash provided by financing activities	24,069	10,703
Net increase (decrease) in cash and cash equivalents	18,767	(10,222)
Cash and cash equivalents at beginning of period	48,038	32,397
Cash and cash equivalents at end of period	$66,805	$22,175
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$809	$395
Income taxes	$-	$-
Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized gain (loss) on securities available for sale, net of taxes	$320	$(545)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

Prime Meridian Holding Company (“PMHG”) owns 100% of the outstanding common stock of Prime Meridian Bank (the "Bank") (collectively the "Company"). PMHG’s primary activity is the operation of the Bank. The Bank is a Florida state-chartered commercial bank, and the deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of community banking services to individual and corporate clients through its three banking offices located in Tallahassee and Crawfordville, Florida and its online banking platform. A fourth office opened in Lakeland, Florida on April 16, 2019.

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s financial position and results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income (loss) is the net change in the unrealized gain on securities available for sale.

Stock-Based Compensation. The Company expenses the fair value of stock options and restricted stock granted. The Company recognizes stock-based compensation expense in the condensed consolidated statements of earnings over the vesting period.

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

Recent Accounting Standards Update.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effect of this ASU increased its assets and liabilities by approximately $288,000 at January 1, 2019.

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

In March 2017, the FASB issued ASU No. 2018-08, “Premium Amortization on Purchased Callable Debt Securities”, to amend the amortization period for certain purchased callable debt securities held at a premium.  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this update require the premium to be amortized to the earliest call date.  No accounting change is required for securities held at a discount.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has adhered to this practice since its inception.

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

Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The ASU had no impact on the Company’s condensed consolidated financial statements.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management's intent. The amortized cost of securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At March 31, 2019
U.S. Government agency securities	$529	$-	$(7)	$522
Municipal securities	7,421	21	(16)	7,426
Mortgage-backed securities	38,285	64	(390)	37,959
Asset-backed securities	2,286	12	-	2,298
Total	$48,521	$97	$(413)	$48,205

At December 31, 2018
U.S. Government agency securities	$815	$-	$(16)	$799
Municipal securities	11,580	62	(113)	11,529
Mortgage-backed securities	33,733	33	(710)	33,056
Total	$46,128	$95	$(839)	$45,384

The following table summarizes the sale of securities available for sale.

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Proceeds from sale of securities	$4,245	$-
Gross gains	27	-
Gross losses	(20)	-
Net gain on sale of securities	$7	$-

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At March 31, 2019
U.S. Government agency securities	$-	$-	$(7)	$522
Municipal securities	-	-	(16)	1,354
Mortgage-backed securities	-	-	(390)	29,060
Total	$-	$-	$(413)	$30,936

At December 31, 2018
U.S. Government agency securities	$(2)	$242	$(14)	$557
Municipal securities	-	-	(113)	5,760
Mortgage-backed securities	(19)	983	(691)	30,061
Total	$(21)	$1,225	$(818)	$36,378

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at March 31, 2019 and December 31, 2018 on twenty-nine and thirty-nine securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At March 31, 2019
U.S. Government agency securities	$522	$-	$522	$-
Municipal securities	7,426	-	7,426	-
Mortgage-backed securities	37,959	-	37,959
Asset-backed securities	2,298	-	2,298	-
Total	$48,205	$-	$48,205	$-

At December 31, 2018
U.S. Government agency securities	$799	$-	$799	$-
Municipal securities	11,529	-	11,529	-
Mortgage-backed securities	33,056	-	33,056	-
Total	$45,384	$-	$45,384	$-

During the three months ended March 31, 2019 and 2018, no securities were transferred in or out of Levels 1, 2 or 3.

The scheduled maturities of securities are as follows:

	At March 31, 2019
	Amortized	Fair
	Cost	Value
(in thousands)
Due in one to five years	$1,891	$1,891
Due in five to ten years	3,754	3,761
Due after ten years	4,591	4,594
Mortgage-backed securities	38,285	37,959
Total	$48,521	$48,205

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

	At March 31,	At December 31,
(in thousands)	2019	2018
Real estate mortgage loans:
Commercial	$76,689	$82,494
Residential and home equity	124,335	121,454
Construction	29,665	31,601
Total real estate mortgage loans	230,689	235,549

Commercial loans	55,809	51,018
Consumer and other loans	6,733	6,747
Total loans	293,231	293,314

Add (deduct):
Net deferred loan costs	469	460
Allowance for loan losses	(3,800)	(3,661)
Loans, net	$289,900	$290,113

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Three-Month Period Ended March 31, 2019
Beginning balance	$917	$1,397	$391	$876	$80	$3,661
Provision (credit) for loan losses	(70)	32	(29)	214	18	165
Net (charge-offs) recoveries	-	-	-	(22)	(4)	(26)
Ending balance	$847	$1,429	$362	$1,068	$94	$3,800

Three-Month Period Ended March 31, 2018
Beginning balance	$894	$1,097	$331	$724	$90	$3,136
Provision (credit) for loan losses	83	111	41	20	(1)	254
Net (charge-offs) recoveries	-	-	-	1	(6)	(5)
Ending balance	$977	$1,208	$372	$745	$83	$3,385

At March 31, 2019
Individually evaluated for impairment:
Recorded investment	$611	$406	$-	$435	$19	$1,471
Balance in allowance for loan losses	$-	$-	$-	$315	$19	$334

Collectively evaluated for impairment:
Recorded investment	$76,078	$123,929	$29,665	$55,374	$6,714	$291,760
Balance in allowance for loan losses	$847	$1,429	$362	$753	$75	$3,466

At December 31, 2018
Individually evaluated for impairment:
Recorded investment	$611	$409	$-	$205	$6	$1,231
Balance in allowance for loan losses	$-	$-	$-	$205	$6	$211

Collectively evaluated for impairment:
Recorded investment	$81,883	$121,045	$31,601	$50,813	$6,741	$292,083
Balance in allowance for loan losses	$917	$1,397	$391	$671	$74	$3,450

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At March 31, 2019:
Grade:
Pass	$74,456	$120,663	$29,665	$52,334	$6,648	$283,766
Special mention	1,622	2,826	-	1,556	31	6,035
Substandard	611	846	-	1,919	54	3,430
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$76,689	$124,335	$29,665	$55,809	$6,733	$293,231

At December 31, 2018
Grade:
Pass	$77,650	$118,368	$31,601	$47,858	$6,657	$282,134
Special mention	4,233	2,875	-	2,184	84	9,376
Substandard	611	211	-	976	6	1,804
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$82,494	$121,454	$31,601	$51,018	$6,747	$293,314

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

 Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

At March 31, 2019, there were five nonaccrual loans, totaling $365,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2019
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$76,689	$-	$76,689
Residential and home equity	595	244	243	1,082	123,091	162	124,335
Construction	-	-	-	-	29,665	-	29,665
Commercial loans	-	283	-	283	55,328	198	55,809
Consumer and other loans	-	-	-	-	6,728	5	6,733
Total	$595	$527	$243	$1,365	$291,501	$365	$293,231

At December 31, 2018:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$82,494	$-	$82,494
Residential and home equity	134	30	-	164	121,129	161	121,454
Construction	-	-	-	-	31,601	-	31,601
Commercial loans	98	-	-	98	50,745	175	51,018
Consumer and other loans	-	-	-	-	6,741	6	6,747

Total	$232	$30	$-	$262	$292,710	$342	$293,314

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At March 31, 2019:
Real estate mortgage loans:
Commercial	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	406	406	-	-	-	406	406	-
Commercial loans	-	-	435	435	315	435	435	315
Consumer and other loans	-	-	19	19	19	19	19	19
	$1,017	$1,017	$454	$454	$334	$1,471	$1,471	$334

At December 31, 2018:
Real estate mortgage loans:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	409	409	-	-	-	409	409	-
Commercial loans			205	205	205	205	205	205
Consumer and other loans	-	-	6	6	6	6	6	6
Total	$1,020	$1,020	$211	$211	$211	$1,231	$1,231	$211

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended March 31,
	2019			2018
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$611	$8	$8	$41	$-	$-
Residential and home equity	420	4	3	173	-	-
Construction	399	1	1	146	-	2
Commercial loans	6	-	-	-	-	-
Total	$1,436	$13	$12	$360	$-	$2

There were no collateral dependent loans measured at fair value on a nonrecurring basis at March 31, 2019 or 2018.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. The Company entered into one new TDR during the three months ended March 31, 2019 and one new TDR during the quarter ended March 31, 2018.

	Three Months Ended March 31,
	2019				2018
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Commercial:
Modified principal	1	$24	$24	$24	1	$619	$619	$611
Total	1	$24	$24	$24	1	$619	$619	$611

At March 31, 2019, the Company had $635,000 in loans identified as TDRs. The TDRs entered into during the three months ended March 31, 2019 and 2018 did not subsequently default during those periods.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2019, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2019 that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2019, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2019
Tier 1 Leverage Capital	$38,819	9.18%	$16,907	4.00%	$21,134	5.00%
Common Equity Tier 1 Risk-based Capital	38,819	13.00	13,434	4.50	19,404	6.50
Tier 1 Risk-based Capital	38,819	13.00	17,912	6.00	23,882	8.00
Total Risk-based Capital	42,552	14.25	23,882	8.00	29,853	10.00

As of December 31, 2018
Tier 1 Leverage Capital	$37,805	9.28%	$16,288	4.00%	$20,360	5.00%
Common Equity Tier 1 Risk-based Capital	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Risk-based Capital	37,805	12.90	17,587	6.00	23,449	8.00
Total Risk-based Capital	41,466	14.15	23,449	8.00	29,311	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2019 and 2018, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2019			2018
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending March 31:
Basic EPS:
Net earnings	$867	3,140,401	$0.28	$754	3,120,613	$0.24
Effect of dilutive securities-incremental shares from assumed conversion of options		3,670			2,892
Diluted EPS:
Net earnings	$867	3,144,071	$0.28	$754	3,123,505	$0.24

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

2015 Stock Incentive Compensation Plan

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

As of March 31, 2019, 263,457 stock options have been granted under the 2015 Plan and 204,414 options are available for grant. A summary of the stock option activity for the three months ended March 31, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2017	11,540	$17.03
Options granted	15,667	17.21
Outstanding at March 31, 2018	27,207	$17.13
Outstanding at December 31, 2018	263,457	$19.78
Outstanding at March 31, 2019	263,457	$19.78	8.10	$-
Exercisable at March 31, 2019	37,207	$17.93	2.56	$46,000

The fair value of shares vested and recognized as compensation expense was $40,000 and $23,000 for the three months ended March 31, 2019 and 2018, respectively. The deferred tax benefit related to stock options for the three months ended March 31, 2019 and 2018 were $4,000 and $5,000, respectively. At March 31, 2019, there was $606,000 in unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 3.9 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

The fair value of each option granted during the three months ended March 31, 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2018
Weighted average risk-free interest rate	1.47%
Expected dividend yield	0.41%
Expected stock volatility	11.90%
Expected life in years	2.50
Per share fair value of options issued during period	$1.49

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

2007 Stock Option Plan

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan for the three months ended March 31, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2017	22,200	$10.31
Options exercised	(3,000)	10.00
Outstanding at March 31, 2018	19,200	$10.35
Outstanding at December 31, 2018	4,700	$11.37
Outstanding at March 31, 2019	4,700	$11.37	2.19	$37,000
Exercisable at March 31, 2019	4,700	$11.37	2.19	$37,000

At March 31, 2019, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended March 31, 2019 and 2018, our directors received 595 and 792 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $12,000 and $17,000, respectively. At March 31, 2019, 54,689 shares remained available for grant.

Restricted Stock

The Company issued 3,600 restricted common stock shares to its CEO in the first quarter of 2019 as part of his bonus incentive earned for the Company’s performance in 2018. One-third of the balance, or 1,200 shares, will vest each year beginning February 21, 2020. Stockholders of unvested restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

	Number of Shares	Wtd-Avg Grant-Date Fair Value per Share	Grant-Date Fair Value

Non-vested restricted stock issued in 2019	3,600	$18.52	$67,000
Non-vested restricted stock outstanding at March 31, 2019	3,600	$18.52	$67,000

During the quarter ended March 31, 2019, the Company recognized $2,000 as expense and had $65,000 in unrecognized expense to be recognized over a weighted-average period of 2.92 years.

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $33.7 million at March 31, 2019. At March 31, 2019 and December 31, 2018, the Company had no outstanding loans under this line.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At March 31, 2019		At December 31, 2018
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$66,805	$66,805	$48,038	$48,038
Securities available for sale	2	48,205	48,205	45,384	45,384
Loans held for sale	3	5,808	5,908	4,767	4,842
Loans, net	3	289,900	282,711	290,113	283,068
Federal Home Loan Bank stock	3	404	404	355	355
Accrued interest receivable	3	1,023	1,023	1,034	1,034

Financial liabilities-
Deposits	3	373,513	374,015	349,067	349,416
Off-Balance Sheet Items	3	-	-	-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $650,000 at March 31, 2019.

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

At March 31, 2019
(in thousands)
Commitments to extend credit	$5,352
Construction loans in process	$21,408
Unused lines of credit	$39,380
Standby financial letters of credit	$1,961
Standby performance letters of credit	$378
Guaranteed accounts	$1,330

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Premises and Equipment

Effective August 6, 2018, the Company entered into a Retail Lease (the “Lease”) at its Timberlane location with the new owner of the property, LG Tallahassee Market Square, LLC (the “Landlord”). The Lease allows for the operation of a full-service banking office at 1471 Timberlane Road, Tallahassee, Florida 32312. The term of the Lease is 15 years, with four options to renew for five years each. The Lease is a fully net lease, with the Company separately paying real and personal property taxes, all special and third-party assessments, common area maintenance charges, maintenance costs and insurance expenses. A First Amendment to Retail Lease was entered into effective April 25, 2019 (the “Amendment”), to increase the Company’s ability to make improvements to the property, as well as increase the amount the Company will be reimbursed by the Landlord. Pursuant to the Lease and the Amendment, the Landlord will reimburse the Company in the amount of $1.41 million for the Company’s costs for permanent improvements to this location. As of March 31, 2019, the Company estimates that its portion of expenditures for tenant improvement and furniture, fixtures, and equipment is $500,000.

The new rent obligations commence July 31, 2019 (the “Rent Commencement Date”) and are as follows:

(in thousands)
Years			Annual Rent Amount
1	-	5	$294
6	-	10	323
11	-	15	356
Total			$4,865

Prior to the Rent Commencement Date, the Bank will pay rent in accordance with its prior lease shown in the table below:

(in thousands)
Year Ending December 31,	Amount
2019	$85
2020	85
2021	85
2022	$49
Total	$304

With respect to the lease recognized on the consolidated balance sheet as of January 1, 2019, the right of use asset and lease liability totaling $269,000 at March 31, 2019 is included in other assets and other liabilities in the accompanying consolidated balance sheets. The discount rate used in this calculation was 2.8%. Rental expense under operating leases was $41,000 for the three months ended March 31, 2019 and 2018. At March 31, 2019, the weighted-average remaining lease term was 3.3 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2018. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

GENERAL

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for, and sole shareholder of, Prime Meridian Bank (the “Bank”) (collectively, the “Company”). The Bank opened for business on February 4, 2008 and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. The Bank offers a broad array of commercial and retail banking services through three full-service offices located in Tallahassee and Crawfordville, Florida and through its online banking platform. The Bank opened a fourth office in Lakeland, Florida on April 16, 2019.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months	Year Ended	Three Months
	Ended	December 31,	Ended
	March 31, 2019	2018	March 31, 2018

Average equity as a percentage of average assets	12.09%	12.64%	13.32%
Equity to total assets at end of period	12.11	12.65	13.10
Return on average assets(1)	0.82	1.07	0.86
Return on average equity(1)	6.79	8.43	6.45
Noninterest expense to average assets(1)	2.60	2.47	2.85
Nonperforming loans to total loans at end of period	0.21	0.12	0.13

(1)Annualized for the three months ended March 31, 2018 and 2019

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of March 31, 2019, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

FINANCIAL CONDITION

Average assets totaled $422.4 million for the three months ended March 31, 2019, an increase of $71.4 million, or 20.3%, over the comparable period in 2018. The increase in 2019 can be primarily attributed to higher average balances of other interest-earning assets, namely federal funds sold and interest-bearing deposits at other banks, and higher loan balances.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At March 31, 2019, our available for sale investment portfolio included U.S. government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities and had a fair market value of $48.2 million and an amortized cost value of $48.5 million. At March 31, 2019 and December 31, 2018, our investment securities portfolio represented approximately 11.3% of our total assets. The average yield on the average balance of investment securities for the three months ended March 31, 2019 was 2.57%, compared to 2.33% for the comparable period in 2018.

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

The Company’s net loan portfolio stayed virtually flat from December 31, 2018. Although the Company was successful in originating new loans during the quarter, loan participations totaling $9.4 million were repurchased during the first quarter of 2019. In total, approximately 78.7% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at March 31, 2019, compared to 80.3% at December 31, 2018.

Nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At March 31, 2019, the Company had five nonaccrual loans totaling $365,000. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP. Nine loans and one overdraft totaling $1.5 million were deemed to be impaired under the Company’s policy at March 31, 2019, compared to nine loans totaling $1.2 million at December 31, 2018. The Company’s nonperforming assets represented 0.14% of total assets at March 31, 2019 and 0.09% at December 31, 2018.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $3.8 million or 1.30% of gross loans, at March 31, 2019, is adequate to cover losses inherent in the loan portfolio. Six of the nine impaired loans and the impaired overdraft carried a reserve of $334,000 at March 31, 2019.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at March 31, 2019 were $373.5 million, an increase of $24.4 million, or 7.0%, from December 31, 2018, with growth coming primarily from interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 22.5% of the average balance of total deposits for the three months ended March 31, 2019, compared to 23.8% for the three months ended March 31, 2018.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of March 31, 2019, to borrow up to $33.7 million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $18.8 million at March 31, 2019. There were no loans outstanding under any of these lines at March 31, 2019.

RESULTS OF OPERATIONS

Net interest income constitutes the principal source of income for the Bank and results from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts, savings deposits, and money-market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities as well as the interest rates earned or paid on these assets and liabilities. The following tables set forth information regarding: (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields.

As shown in the following table, the Company reported a higher volume of interest-earning assets and a higher overall yield for the three months ended March 31, 2019, as compared to the same period a year ago. Higher funding costs resulted in margin compression and a lower net interest margin.

	For the Three Months Ended March 31,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$296,137	$3,798	5.13%	$266,280	$3,216	4.83%
Mortgage loans held for sale	4,742	58	4.89	5,250	58	4.42
Securities	46,010	296	2.57	49,483	288	2.33
Other(2)	55,327	348	2.52	17,417	74	1.70
Total interest-earning assets	402,216	$4,500	4.48	338,430	$3,636	4.30
Noninterest-earning assets	20,134			12,516
Total assets	$422,350			$350,946

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$243,509	$603	0.99%	$208,107	$347	0.67%
Time deposits	42,699	210	1.97	22,458	50	0.89
Total interest-bearing deposits	286,208	813	1.14	230,565	397	0.69
Total interest-bearing liabilities	286,208	$813	1.14	230,565	$397	0.69
Noninterest-bearing deposits	83,184			72,030
Noninterest-bearing liabilities	1,900			1,591
Stockholders' equity	51,058			46,760
Total liabilities and stockholders' equity	$422,350			$350,946

Net earning assets	$116,008			$107,865
Net interest income		$3,687			$3,239
Interest rate spread			3.34%			3.61%
Net interest margin(3)			3.67%			3.83%

Ratio of interest-earning assets to average interest-bearing liabilities	140.53%			146.78%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets, annualized

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

Earnings Summary
(dollars in thousands)
			Change 1Q'19 vs. 1Q'18
	1Q'19	1Q'18	Amount	Percentage
Net Interest Income	$3,687	$3,239	$448	13.8%
Provision for Loan Losses	165	254	(89)	(35.0)
Noninterest income	362	310	52	16.8
Noninterest expense	2,743	2,297	446	19.4
Income Taxes	274	244	30	12.3
Net Income	$867	$754	$113	15.0%

Compared to the first quarter of 2018, the Company’s performance in the first quarter of 2019 reflects a 6.3%, or $17.3 million, increase in the Company’s loan portfolio, a lower provision for loan losses, and additional income from bank-owned life insurance. These gains were partially offset by higher noninterest expense, namely salaries and benefits, and higher income taxes.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 1Q'19 vs. 1Q'18
	1Q'19	1Q'18	Amount	Percentage
Interest income:
Loans	$3,856	$3,274	$582	17.8%
Securities	296	288	8	2.8
Other	348	74	274	370.3
Total interest income	$4,500	$3,636	$864	23.8%

Net loans grew $17.3 million, or 6.3%, since the first quarter of 2018 and stayed relatively flat from December 31, 2018 as loan portfolio runoff has outpaced new production. Since June 30, 2018, all but one of the Company’s loan participations have been repurchased by the originating bank, translating into a $13.5 million reduction in net loans. Excess cash has been temporarily deployed in federal funds sold and interest-bearing accounts at other financial institutions whose higher yields have helped boost interest income.

Interest expense:
(dollars in thousands)			Change 1Q'19 vs. 1Q'18
	1Q'19	1Q'18	Amount	Percentage
Total interest expense	$813	$397	$416	104.8%

The increase in the Company’s cost of funds year-over-year was driven by growing balances of time deposits and money market accounts and higher rates paid on those deposits. For the quarter ended March 31, 2019, the average balance of interest-bearing deposits increased $55.6 million, or 24.1%, while the average rates paid on deposits increased 45 basis points, when compared to the same period a year ago.

Net Interest Margin

Compared to the first quarter of 2018, the decline in the net interest margin is attributed to several factors. The increase in rates paid on interest-bearing liabilities outpaced the increase in yields earned on interest-earning assets. Moreover, the average balance of interest-bearing liabilities increased $55.6 million quarter over quarter, nearly matching the $63.8 million increase in the average balance of interest-earning assets.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to our historic loss experience and the collectability of the loan portfolio. The provision for loan losses for the three months ended March 31, 2019 was $165,000, compared to $254,000 for the three months ended March 31, 2018. The $89,000, or 35.0%, decline in the provision is attributed to higher loan growth during the first quarter of 2018 compared to the first quarter of 2019. Management believes that the allowance for loan losses, which was $3.8 million or 1.30% of total loans, at March 31, 2019, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)			Change 1Q'19 vs. 1Q'18
	1Q'19	1Q'18	Amount	Percentage
Service charges and fees on deposit accounts	$71	$87	$(16)	(18.4)%
Mortgage banking revenue	106	110	(4)	(3.6)
Income from bank-owned life insurance	45	11	34	309.1
Other income	140	102	38	37.3
Total noninterest income	$362	$310	$52	16.8%

Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance, and interchange income from ATM/debit cards. The increase in noninterest income during the first quarter of 2019 is mostly due to increased investment in bank-owned life insurance and higher interchange income from ATM/debit cards due to increased transaction volume. These gains were partially offset by a decline in service charges and fees on deposit accounts due to lower volume of non-sufficient funds fees. Mortgage banking revenue has remained relatively flat for the past twelve months due to a general slowdown in loan production in our market area. Despite this slowdown, the Company has maintained its market share in the mortgage sector of Leon and Wakulla counties.

Noninterest expense
(dollars in thousands)			Change 1Q'19 vs. 1Q'18
	1Q'19	1Q'18	Amount	Percentage
Salaries and employee benefits	$1,557	$1,228	$329	26.8%
Occupancy and equipment	275	235	40	17.0
Professional fees	77	84	(7)	(8.3)
Marketing	199	207	(8)	(3.9)
FDIC/State Assessment	43	36	7	19.4
Software maintenance, amortization and other	152	148	4	2.7
Other	440	359	81	22.6
Total noninterest expense	$2,743	$2,297	$446	19.4%

The key driver of the increase in total noninterest expense continues to be salaries and employee benefits. The Company had 71 full-time equivalent employees at March 31, 2018 compared to 83 at March 31, 2019. The increase in employees is not only attributed to staffing the Lakeland office, but also to preparing the Company as a whole for future organic growth.

Other noninterest expense also shows an upward trend from the first quarter of 2018. Printing and supplies expense is a key driver with a large part of this increase related to the opening of the Company’s new office in Lakeland, Florida. In total, the Company recognized $101,000 in noninterest expense during the first quarter of 2019 related to the opening of the Lakeland office.

Income Taxes

Income taxes are based on amounts reported in the statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $274,000 for the three months ended March 31, 2019, compared to income taxes of $244,000 for the three months ended March 31, 2018, with the increase attributed to higher pre-tax earnings in 2019.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At March 31, 2019, the Bank had access to approximately $33.7 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $18.8 million in unsecured lines of credit maintained with correspondent banks. As of March 31, 2019, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $5.8 million at March 31, 2019 and $8.3 million at December 31, 2018. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 25.6% and 21.2% of total assets at March 31, 2019 and December 31, 2018, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and large deposits. At March 31, 2019, total deposits were $373.5 million, of which $19.3 million was in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $51.7 million at March 31, 2019, compared to $50.8 million at December 31, 2018.

At March 31, 2019, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.18% Tier 1 Leverage Capital Ratio, a 13.00 % Equity Tier 1 Risk-Based Capital Ratio, a 13.00% Tier 1 Risk-Based Capital Ratio, and a 14.25% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at March 31, 2019 and December 31, 2018 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2019
Tier 1 Leverage Capital	$38,819	9.18%	$16,907	4.00%	$21,134	5.00%
Common Equity Tier 1 Risk-based Capital	38,819	13.00	13,434	4.50	19,404	6.50
Tier 1 Risk-based Capital	38,819	13.00	17,912	6.00	23,882	8.00
Total Risk-based Capital	42,552	14.25	23,882	8.00	29,853	10.00

As of December 31, 2018
Tier 1 Leverage Capital	$37,805	9.28%	$16,288	4.00%	$20,360	5.00%
Common Equity Tier 1 Risk-based Capital	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Risk-based Capital	37,805	12.90	17,587	6.00	23,449	8.00
Total Risk-based Capital	41,466	14.15	23,449	8.00	29,311	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending March 31, 2019 for a discussion of off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2019, the Company issued 595 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $12,000. Also, during the first quarter of 2019, the Company issued 3,600 restricted common stock shares to its CEO as part of his bonus incentive earned for the Company’s performance in 2018. These shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19, 2018	Exhibit 10.1 to Form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of November 19, 2018.	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of November 19, 2018.	Exhibit 10.3 to Form 8-K filed on November 20, 2018

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018.

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018.

10.14	First Amendment to Lease for Timberlane Branch	Filed herewith

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2018

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

May 9, 2019
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
May 9, 2019
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, and Principal Financial Officer