Form 10-Q
period 2019-06-30
Prime Meridian Holding Co
filed 2019-08-08
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1897 Capital Circle NE, Second Floor, Tallahassee, Florida	32308
(Address of principal executive offices)	(Zip Code)

(850) 907-2301

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes☑ No

Explanatory Note: Prime Meridian Holding Company has filed, on a voluntary basis, all Securities Exchange Act of 1934 reports for the preceeding 12 months.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2019: 3,145,431

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$10,807	$7,866
Federal funds sold	35,707	34,777
Interest-bearing deposits	25,528	5,395
Total cash and cash equivalents	72,042	48,038
Securities available for sale	52,431	45,384
Loans held for sale	6,223	4,767
Loans, net of allowance for loan losses of $4,006 and $3,661	299,949	290,113
Federal Home Loan Bank stock	404	355
Premises and equipment, net	7,311	4,656
Right of use lease asset	3,768	-
Accrued interest receivable	1,100	1,034
Bank-owned life insurance	6,413	6,323
Other assets	1,086	1,032
Total assets	$450,727	$401,702

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$89,608	$80,097
Savings, NOW and money-market deposits	247,804	227,674
Time deposits	52,912	41,296
Total deposits	390,324	349,067
Other borrowings	770	-
Official checks	1,496	837
Operating lease liability	3,827	-
Other liabilities	1,314	978
Total liabilities	397,731	350,882
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,144,456 and 3,138,945 issued and outstanding	31	31
Additional paid-in capital	38,450	38,330
Retained earnings	14,269	13,015
Accumulated other comprehensive income (loss)	246	(556)
Total stockholders' equity	52,996	50,820
Total liabilities and stockholders' equity	$450,727	$401,702

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Interest income:
Loans	$3,916	$3,543	$7,772	$6,817
Securities	333	287	629	575
Other	361	82	709	156
Total interest income	4,610	3,912	9,110	7,548
Interest expense-
Deposits	851	500	1664	897
Net interest income	3,759	3,412	7,446	6,651
Provision for loan losses	179	155	344	409
Net interest income after provision for loan losses	3,580	3,257	7,102	6,242
Noninterest income:
Service charges and fees on deposit accounts	68	89	139	176
Mortgage banking revenue	197	105	303	215
Income from bank-owned life insurance	45	10	90	21
Gain on sale of securities available for sale	-	-	7	-
Other income	152	110	285	212
Total noninterest income	462	314	824	624
Noninterest expense:
Salaries and employee benefits	1,579	1,218	3,136	2,446
Occupancy and equipment	427	226	702	461
Professional fees	106	97	183	181
Marketing	194	133	393	340
FDIC/State assessment	44	38	87	74
Software maintenance, amortization and other	167	159	319	307
Other	516	370	956	729
Total noninterest expense	3,033	2,241	5,776	4,538
Earnings before income taxes	1,009	1,330	2,150	2,328
Income taxes	245	328	519	572
Net earnings	$764	$1,002	$1,631	$1,756

Earnings per common share:
Basic	$0.24	$0.32	$0.52	$0.56
Diluted	0.24	0.32	0.52	0.56
Cash dividends per common share(1)	-	-	0.12	0.10

(1) Annual cash dividends were paid during the first quarters of 2018 and 2019

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net earnings	$764	$1,002	$1,631	$1,756
Other comprehensive income (loss) :
Change in unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	653	(108)	1,081	(838)
Reclassification adjustment for realized gain	(7)	-	(7)	-
Net change in unrealized gain (loss)	646	(108)	1,074	(838)
Deferred income tax (expense) benefit on above change	(164)	27	(272)	212
Total other comprehensive income (loss)	482	(81)	802	(626)
Comprehensive income	$1,246	$921	$2,433	$1,130

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Six Months Ended June 30, 2019 and 2018

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(in thousands)
Balance at December 31, 2017	3,118,977	$31	$37,953	$9,285	$(296)	$46,973

Net earnings for the three months ended March 31, 2018 (unaudited)	-	-	-	754	-	754

Dividends paid (unaudited)	-	-	-	(312)	-	(312)

Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(545)	(545)

Stock options exercised (unaudited)	3,000	-	30	-	-	30

Common stock issued as compensation to directors (unaudited)	792	-	17	-	-	17

Stock-based compensation (unaudited)	-	-	23	-	-	23

Balance at March 31, 2018 (unaudited)	3,122,769	$31	$38,023	$9,727	$(841)	$46,940

Net earnings for the three months ended June 30, 2018 (unaudited)	-	-	-	1,002	-	1,002

Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(81)	(81)

Stock options exercised (unaudited)	1,700	-	17	-	-	17

Common stock issued as compensation to directors (unaudited)	764	-	17	-	-	17

Stock-based compensation (unaudited)	-	-	41	-	-	41

Balance at June 30, 2018 (unaudited)	3,125,233	$31	$38,098	$10,729	$(922)	$47,936

Balance at December 31, 2018	3,138,945	$31	$38,330	$13,015	$(556)	$50,820

Net earnings for the three months ended March 31, 2019 (unaudited)	-	-	-	867	-	867

Dividends paid (unaudited)	-	-	-	(377)	-	(377)

Net change in unrealized loss on securities available for sale, net of income tax expense (unaudited)	-	-	-	-	320	320

Common stock issued as compensation to directors (unaudited)	595	-	12	-	-	12

Issuance of restricted stock (unaudited)	3,600	-	-	-	-	-

Stock-based compensation (unaudited)	-	-	42	-	-	42

Balance at March 31, 2019 (unaudited)	3,143,140	$31	$38,384	$13,505	$(236)	$51,684

Net earnings for the three months ended June 30, 2019 (unaudited)	-	-	-	764	-	764

Net change in unrealized loss on securities available for sale, net of income tax expense (unaudited)	-	-	-	-	482	482

Stock options exercised (unaudited)	300	-	3	-	-	3

Common stock issued as compensation to directors (unaudited)	1,016	-	19	-	-	19

Stock-based compensation (unaudited)	-	-	44	-	-	44

Balance at June 30, 2019 (unaudited)	3,144,456	$31	$38,450	$14,269	$246	$52,996

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net earnings	$1,631	$1,756
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	319	265
Provision for loan losses	344	409
Net amortization of deferred loan fees	(2)	(15)
Gain on sale of securities available for sale	(7)	-
Amortization of premiums and discounts on securities available for sale	142	205
Gain on sale of loans held for sale	(303)	(168)
Proceeds from the sale of loans held for sale	39,414	37,011
Loans originated as held for sale	(40,567)	(38,284)
Stock-based compensation expense	117	98
Income from bank-owned life insurance	(90)	(21)
Net increase in accrued interest receivable	(66)	(49)
Net change in operating leases	59	-
Net increase in other assets	(326)	(13)
Net increase (decrease) in other liabilities and official checks	995	(664)
Net cash provided by operating activities	1,660	530
Cash flows from investing activities:
Loan originations, net of principal repayments	(10,178)	(35,608)
Purchase of securities available for sale	(13,806)	(1,003)
Principal repayments of securities available for sale	2,680	3,083
Proceeds from sale of securities available for sale	4,245	-
Maturities and calls of securities available for sale	773	29
Purchase of Federal Home Loan Bank stock	(49)	(39)
Purchase of premises and equipment	(2,974)	(221)
Net cash used in investing activities	(19,309)	(33,759)
Cash flows from financing activities:
Net increase in deposits	41,257	33,526
Change in other borrowings	770	-
Proceeds from stock options exercised	3	47
Common stock dividends paid	(377)	(312)
Net cash provided by financing activities	41,653	33,261
Net increase in cash and cash equivalents	24,004	32
Cash and cash equivalents at beginning of period	48,038	32,397
Cash and cash equivalents at end of period	$72,042	$32,429
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$1,656	$875
Income taxes	$750	$610
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of taxes	$802	$(626)
Right of use lease assets obtained in exchange for operating lease liabilities	$3,818	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s financial position and results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income (loss) is the net change in the unrealized gain (loss) on securities available for sale.

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

Recent Accounting Standards Update.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which required lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU requires both types of leases to be recognized on the balance sheet. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, the ASU became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effect of this ASU increased the Company's assets and liabilities by approximately $288,000 at January 1, 2019.

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

Recent Accounting Standards Update, Continued.

The new guidance was originally set to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  However, on July 17, 2019, FASB voted to ask its staff to prepare an exposure draft proposing to delay implementation of CECL for certain smaller financial institutions until January, 2023.  The FASB is expected to issue a statement in August, 2019 with the new established timeframes.  The Company is still in the process of determining the effect of the ASU on its condensed consolidated financial statements.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management's intent. The amortized cost of securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At June 30, 2019
U.S. Government agency securities	$529	$-	$-	$529
Municipal securities	7,000	59	-	7,059
Mortgage-backed securities	42,348	364	(85)	42,627
Asset-backed securities	2,224	-	(8)	2,216
Total	$52,101	$423	$(93)	$52,431

At December 31, 2018
U.S. Government agency securities	$815	$-	$(16)	$799
Municipal securities	11,580	62	(113)	11,529
Mortgage-backed securities	33,733	33	(710)	33,056
Total	$46,128	$95	$(839)	$45,384

The following table summarizes the sale of securities available for sale.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Proceeds from sale of securities	$-	$-	$4,245	$-
Gross gains	-	-	27	-
Gross losses	-	-	(20)	-
Net gain on sale of securities	$-	$-	$7	$-

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At June 30, 2019
Mortgage-backed securities	$(1)	$1,794	$(84)	$12,931
Asset-backed securities	(8)	2,216	-	-
Total	$(9)	$4,010	$(84)	$12,931

At December 31, 2018
U.S. Government agency securities	$(2)	$242	$(14)	$557
Municipal securities	-	-	(113)	5,760
Mortgage-backed securities	(19)	983	(691)	30,061
Total	$(21)	$1,225	$(818)	$36,378

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at June 30, 2019 and December 31, 2018 on twelve and thirty-nine securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At June 30, 2019
U.S. Government agency securities	$529	$-	$529	$-
Municipal securities	7,059	-	7,059	-
Mortgage-backed securities	42,627	-	42,627
Asset-backed securities	2,216	-	2,216	-
Total	$52,431	$-	$52,431	$-

At December 31, 2018
U.S. Government agency securities	$799	$-	$799	$-
Municipal securities	11,529	-	11,529	-
Mortgage-backed securities	33,056	-	33,056	-
Total	$45,384	$-	$45,384	$-

During the three and six months ended June 30, 2019 and 2018, no securities were transferred in or out of Levels 1, 2 or 3.

The scheduled maturities of securities are as follows:

	At June 30, 2019
	Amortized	Fair
	Cost	Value
(in thousands)
Due in one to five years	$1,881	$1,892
Due in five to ten years	3,360	3,380
Due after ten years	4,512	4,532
Mortgage-backed securities	42,348	42,627
Total	$52,101	$52,431

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

	At June 30,	At December 31,
(in thousands)	2019	2018
Real estate mortgage loans:
Commercial	$73,807	$82,494
Residential and home equity	127,425	121,454
Construction	35,069	31,601
Total real estate mortgage loans	236,301	235,549

Commercial loans	59,601	51,018
Consumer and other loans	7,582	6,747
Total loans	303,484	293,314

Add (deduct):
Net deferred loan costs	471	460
Allowance for loan losses	(4,006)	(3,661)
Loans, net	$299,949	$290,113

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Three Month Period Ended June 30, 2019
Beginning balance	$847	$1,429	$362	$1,068	$94	$3,800
Provision (credit) for loan losses	(34)	29	63	133	(12)	179
Net (charge-offs) recoveries	-	-	-	24	3	27
Ending balance	$813	$1,458	$425	$1,225	$85	$4,006
Three Month Period Ended June 30, 2018
Beginning balance	$977	$1,208	$372	$745	$83	$3,385
Provision (credit) for loan losses	24	101	28	2	-	155
Net (charge-offs) recoveries	-	-	-	2	(1)	1
Ending balance	$1,001	$1,309	$400	$749	$82	$3,541
Six Month Period Ended June 30, 2019
Beginning balance	$917	$1,397	$391	$876	$80	$3,661
Provision (credit) for loan losses	(104)	61	34	347	6	344
Net (charge-offs) recoveries	-	-	-	2	(1)	1
Ending balance	$813	$1,458	$425	$1,225	$85	$4,006
Six Month Period Ended June 30, 2018
Beginning balance	$894	$1,097	$331	$724	$90	$3,136
Provision (credit) for loan losses	107	212	69	22	(1)	409
Net (charge-offs) recoveries	-	-	-	3	(7)	(4)
Ending balance	$1,001	$1,309	$400	$749	$82	$3,541

At June 30, 2019
Individually evaluated for impairment:
Recorded investment	$611	$1,067	$-	$1,122	$8	$2,808
Balance in allowance for loan losses	$-	$-	$-	$435	$8	$443
Collectively evaluated for impairment:
Recorded investment	$73,196	$126,358	$35,069	$58,479	$7,574	$300,676
Balance in allowance for loan losses	$813	$1,458	$425	$790	$77	$3,563

At December 31, 2018
Individually evaluated for impairment:
Recorded investment	$611	$409	$-	$205	$6	$1,231
Balance in allowance for loan losses	$-	$-	$-	$205	$6	$211
Collectively evaluated for impairment:
Recorded investment	$81,883	$121,045	$31,601	$50,813	$6,741	$292,083
Balance in allowance for loan losses	$917	$1,397	$391	$671	$74	$3,450

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At June 30, 2019:
Grade:
Pass	$71,586	$123,673	$34,589	$56,178	$7,550	$293,576
Special mention	1,610	2,634	480	1,172	32	5,928
Substandard	611	1,118	-	2,251	-	3,980
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$73,807	$127,425	$35,069	$59,601	$7,582	$303,484

At December 31, 2018:
Grade:
Pass	$77,650	$118,368	$31,601	$47,858	$6,657	$282,134
Special mention	4,233	2,875	-	2,184	84	9,376
Substandard	611	211	-	976	6	1,804
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$82,494	$121,454	$31,601	$51,018	$6,747	$293,314

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

 Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2019:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$73,807	$-	$73,807
Residential and home equity	50	-	-	50	126,308	1,067	127,425
Construction	-	-	-	-	35,069	-	35,069
Commercial loans	-	638	-	638	58,068	895	59,601
Consumer and other loans	-	-	-	-	7,582	-	7,582
Total	$50	$638	$-	$688	$300,834	$1,962	$303,484

At December 31, 2018:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$82,494	$-	$82,494
Residential and home equity	134	30	-	164	121,129	161	121,454
Construction	-	-	-	-	31,601	-	31,601
Commercial loans	98	-	-	98	50,745	175	51,018
Consumer and other loans	-	-	-	-	6,741	6	6,747

Total	$232	$30	$-	$262	$292,710	$342	$293,314

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At June 30, 2019:
Real estate mortgage loans:
Commercial	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	1,067	1,067	-	-	-	1,067	1,067	-
Commercial loans	-	-	1,122	1,122	435	1,122	1,122	435
Consumer and other loans	-	-	8	8	8	8	8	8
	$1,678	$1,678	$1,130	$1,130	$443	$2,808	$2,808	$443

At December 31, 2018:
Real estate mortgage loans:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	409	409	-	-	-	409	409	-
Commercial loans	-	-	205	205	205	205	205	205
Consumer and other loans	-	-	6	6	6	6	6	6
Total	$1,020	$1,020	$211	$211	$211	$1,231	$1,231	$211

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended June 30,
	2019			2018
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$611	$8	$8	$611	$-	$-
Residential and home equity	439	-	2	251	1	-
Commercial loans	455	4	6	156	-	-
Consumer	19	-	-	-	-	-
Total	$1,524	$12	$16	$1,018	$1	$-

	Six Months Ended June 30,
	2019			2018
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$611	$16	$16	$328	$-	$-
Residential and home equity	430	4	5	212	1	-
Construction	-	1	1	-	-	2
Commercial loans	343	4	6	152	-	-
Consumer	14	-	-	-	-	-
Total	$1,398	$25	$28	$692	$1	$2

There were no collateral dependent loans measured at fair value on a nonrecurring basis at June 30, 2019 or 2018.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. The Company entered into two new TDRs during the three and six months ended June 30, 2019 and one new TDR during the three and six months ended June 30, 2018.

	Three Months Ended June 30,
	2019				2018
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Commercial real estate	-	$-	$-	$-	1	$619	$611	$611
Residential and home equity	1	66	66	66	-	-	-	-
Commercial	1	60	60	60	-	-	-	-
Total	2	$126	$126	$126	1	$619	$611	$611

	Six Months Ended June 30,
	2019				2018
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Commercial real estate	-	$-	$-	$-	1	$619	$611	$611
Residential and home equity	1	66	66	66	-	-	-	-
Commercial	1	60	60	60	-	-	-	-
Total	2	$126	$126	$126	1	$619	$611	$611

At June 30, 2019, the Company had $757,000 in loans identified as TDRs. The TDRs entered into during the three and six months ended June 30, 2019 and 2018 did not subsequently default during those periods.

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

The Bank is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations. These regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2019, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2019 that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2019, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2019
Tier 1 Leverage Capital	$39,727	9.10%	$17,461	4.00%	$21,826	5.00%
Common Equity Tier 1 Risk-based Capital	39,727	12.69	14,093	4.50	20,356	6.50
Tier 1 Risk-based Capital	39,727	12.69	18,791	6.00	25,054	8.00
Total Risk-based Capital	43,643	13.94	25,054	8.00	31,318	10.00

As of December 31, 2018
Tier 1 Leverage Capital	$37,805	9.28%	$16,288	4.00%	$20,360	5.00%
Common Equity Tier 1 Risk-based Capital	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Risk-based Capital	37,805	12.90	17,587	6.00	23,449	8.00
Total Risk-based Capital	41,466	14.15	23,449	8.00	29,311	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2019 and 2018, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2019			2018
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending June 30:
Basic EPS:
Net earnings	$764	3,144,068	$0.24	$1,002	3,123,594	$0.32
Effect of dilutive securities-incremental shares from assumed conversion of options		6,068			2,428
Diluted EPS:
Net earnings	$764	3,150,136	$0.24	$1,002	3,126,022	$0.32
Six Months Ending June 30:
Basic EPS:
Net earnings	$1,631	3,142,244	$0.52	$1,756	3,122,112	$0.56
Effect of dilutive securities-incremental shares from assumed conversion of options		4,634			5,375
Diluted EPS:
Net earnings	$1,631	3,146,878	$0.52	$1,756	3,127,487	$0.56

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

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

As of June 30, 2019, 263,457 stock options and 3,600 restricted stock awards have been granted under the 2015 Plan and 217,051 options are available for grant. A summary of the stock option activity for the six months ended June 30, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2017	11,540	$17.03
Options granted	252,917	19.79
Outstanding at June 30, 2018	264,457	$19.79

Outstanding at December 31, 2018	263,457	$19.78
Options forfeited	(12,440)	$20.09
Outstanding at June 30, 2019	251,017	$19.77	8.14	$18,000
Exercisable at June 30, 2019	72,457	$18.98	6.61	$62,000

The fair value of shares vested and recognized as compensation expense was $36,000 and $41,000 for the three months ended June 30, 2019 and 2018, respectively, and $78,000 and $64,000 for the six months ended June 30, 2019 and 2018, respectively. The deferred tax benefit related to stock options for the three months ended June 30, 2019 and 2018 was $6,000 in both periods. The deferred tax benefit related to stock options for the six months ended June 30, 2019 and 2018 was $10,000 and $11,000, respectively. At June 30, 2019, there was $559,000 in unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 3.7 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

The fair value of each option granted during the six months ended June 30, 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2018
Weighted average risk-free interest rate	1.47%
Expected dividend yield	0.41%
Expected stock volatility	11.9%
Expected life in years	2.5
Per share fair value of options issued during period	$1.49

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

2007 Stock Option Plan

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan for the six months ended June 30, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2017	22,200	$10.31
Options exercised	(4,700)	10.00
Outstanding at June 30, 2018	17,500	$10.39

Outstanding at December 31, 2018	4,700	$11.37
Options exercised	(300)	10.00
Outstanding at June 30, 2019	4,400	$11.46	0.54	$37,000
Exercisable at June 30, 2019	4,400	$11.46	0.54	$37,000

At June 30, 2019, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended June 30, 2019 and 2018, our directors received 1,016 and 764 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $19,000 and $17,000, respectively. For the six months ended June 30, 2019 and 2018, our directors received 1,611 and 1,556 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $31,000 and $34,000, respectively. At June 30, 2019, 53,673 shares remained available for grant.

Restricted Stock

The Company issued 3,600 restricted common stock shares to its CEO in the first quarter of 2019 as part of his bonus incentive earned for the Company’s performance in 2018. One-third of the balance, or 1,200 shares, will vest each year beginning February 21, 2020. Stockholders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value

Non-vested restricted stock issued in 2019	3,600	$18.52	$67,000
Non-vested restricted stock outstanding at June 30, 2019	3,600

During the three and six months ended June 30, 2019, the Company recognized $8,000 as expense. At June 30, 2019, the Company had $59,000 in unrecognized expense to be recognized over a weighted-average period of 2.67 years.

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $51.3 million at June 30, 2019. At June 30, 2019 and December 31, 2018, the Company had no outstanding loans under this line.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At June 30, 2019		At December 31, 2018
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$72,042	$72,042	$48,038	$48,038
Securities available for sale	2	52,431	52,431	45,384	45,384
Loans held for sale	3	6,223	6,329	4,767	4,842
Loans, net	3	299,949	293,778	290,113	283,068
Federal Home Loan Bank stock	3	404	404	355	355
Accrued interest receivable	3	1,100	1,100	1,034	1,034

Financial liabilities-
Deposits	3	390,324	390,887	349,067	349,416
Other borrowings	3	770	770	-	-
Off-Balance Sheet Items	3	-	-	-	-

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $650,000 at June 30, 2019.

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

At June 30, 2019
(in thousands)
Commitments to extend credit	$8,089
Construction loans in process	$21,578
Unused lines of credit	$36,577
Standby financial letters of credit	$1,965
Standby performance letters of credit	$378
Guaranteed accounts	$1,391

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Premises and Equipment

The Company adopted ASU 2016-02, Leases on January 1, 2019 which resulted in the recognition of operating leases on the condensed consolidated balance sheets in 2019 and forward.  Right of use assets and lease liabilities are disclosed as separate line items in the condensed consolidated balance sheet and are valued based on the present value of the future minimum lease payments at the commencement date.  As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term.

The Company's operating lease obligations are for the Company's office facilities located at its Timberlane Road, Tallahassee, Florida location.   The term of the Lease is 15 years, with four options to renew for five years each. The Lease is a fully net lease, with the Company separately paying real and personal property taxes, all special and third-party assessments, common area maintenance charges, maintenance costs and insurance expenses. As of June 30, 2019, the Company estimates that its remaining portion of expenditures for tenant improvement and furniture, fixtures, and equipment is $500,000.

The components of lease expense and other lease information as of and during the three and six months ended June 30, 2019 are as follows:

(in thousands)	Three-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2019
Operating lease cost	$59	$59
Cash paid for amount included in the measurement of lease liabilities operating cash flows from operating leases	$21	$21

(in thousands)	At June 30, 2019
Operating lease right of use assets	$3,768
Operating lease liabilities	$3,827
Weighted average remaining lease term-operating leases (in years)	15
Weighted average discount rate	3.17%

Future minimum lease payments under non-cancellable leases as of June 30, 2019, reconciled to our operating lease liability presented on the condensed consolidated balance sheet are as follows:

(in thousands)	At June 30, 2019
Remainder of 2019	$130
2020	294
2021	294
2022	294
2023	294
Thereafter	3,567
Total future minimum lease payments	4,873
Less interest	(1,046)
Total operating lease liability	$3,827

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2018. Results of operations for the three months ended June 30, 2019 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

GENERAL

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for, and sole shareholder of, Prime Meridian Bank (the “Bank”) (collectively, the “Company”). The Bank opened for business on February 4, 2008 and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. The Bank offers a broad array of commercial and retail banking services through four full-service offices located in Tallahassee, Crawfordville, and Lakeland, Florida and through its online banking platform.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months	Year Ended	Six Months
	Ended	December 31,	Ended
	June 30, 2019	2018	June 30, 2018

Average equity as a percentage of average assets	12.03%	12.64%	13.15%
Equity to total assets at end of period	11.76	12.65	12.58
Return on average assets(1)	0.76	1.07	0.98
Return on average equity(1)	6.32	8.43	7.48
Noninterest expense to average assets(1)	2.69	2.47	2.54
Nonperforming loans to total loans at end of period	0.65	0.12	0.03

(1)Annualized for the six months ended June 30, 2019 and 2018

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of June 30, 2019, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

FINANCIAL CONDITION

Average assets totaled $429.4 million for the six months ended June 30, 2019, an increase of $72.1 million, or 20.2%, over the comparable period in 2018. Year over year, the increase in 2019 is reflected as higher average balances of other interest-earning assets, namely federal funds sold and interest-bearing deposits at other banks, which increased $37.8 million and higher loan balances which increased $23.1 million.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At June 30, 2019, our available for sale investment portfolio included U.S. government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities and had a fair market value of $52.4 million and an amortized cost value of $52.1 million. At June 30, 2019 and December 31, 2018, our investment securities portfolio represented approximately 11.6% and 11.3% of our total assets, respectively. The average yield on the average balance of investment securities for the six months ended June 30, 2019 was 2.59%, compared to 2.38% for the comparable period in 2018.

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

The Company’s net loan portfolio increased $9.8 million since December 31, 2018, with all of that growth occurring in the second quarter of 2019. Although the Company successfully originated new loans during the first half of 2019, the Company also experienced an higher than normal rate of loan payoffs at approximately $28.7 million, including $9.4 million in loan participations that were repurchased during the first quarter.   In total, approximately 77.9% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at June 30, 2019, compared to 80.3% at December 31, 2018.

Nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At June 30, 2019, the Company had fourteen nonaccrual loans totaling approximately $2.0 million. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP. Seventeen loans totaling $2.8 million were deemed to be impaired under the Company’s policy at June 30, 2019, compared to nine loans totaling $1.2 million at December 31, 2018. The Company’s nonperforming assets represented 0.44% of total assets at June 30, 2019 and 0.09% at December 31, 2018.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $4.0 million or 1.32% of gross loans, at June 30, 2019, is adequate to cover losses inherent in the loan portfolio. Ten of the seventeen impaired loans and overdrafts carried a specific reserve of $443,000 at June 30, 2019.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at June 30, 2019 were $390.3 million, an increase of $41.3 million, or 11.8%, from December 31, 2018, with growth coming primarily from interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 22.8% of the average balance of total deposits for the six months ended June 30, 2019, compared to 24.0% for the six months ended June 30, 2018.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of June 30, 2019, to borrow up to $51.3 million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $18.8 million at June 30, 2019. There were no loans outstanding under any of these lines at June 30, 2019. The Company reported $770,000 in other borrowings at June 30, 2019, comprising of one repurchase agreement (repo) account.

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

As shown in the following two tables, the Company reported a higher volume of interest-earning assets and a higher overall yield for the three and six months ended June 30, 2019, as compared to the same period a year ago. Higher funding costs resulted in margin compression and a lower net interest margin.

	For the Three Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(4)	Balance	Dividends	Rate(4)
Interest-earning assets:
Loans(1)	$298,058	$3,834	5.15%	$281,636	$3,484	4.95%
Mortgage loans held for sale	6,957	82	4.71	5,120	59	4.61
Securities	50,943	333	2.61	47,336	287	2.43
Other(2)	54,650	361	2.64	16,972	82	1.93
Total interest-earning assets	410,608	$4,610	4.49	351,064	$3,912	4.46
Noninterest-earning assets	25,684			12,480
Total assets	$436,292			$363,544

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$242,815	$597	0.98%	$211,513	$415	0.78%
Time deposits	48,573	254	2.09	27,592	85	1.23
Total interest-bearing deposits	291,388	851	1.17	239,105	500	0.84
Other borrowings	34	-		-	-
Total interest-bearing liabilities	291,422	$851	1.17	239,105	$500	0.84
Noninterest-bearing deposits	87,077			75,932
Noninterest-bearing liabilities	5,545			1,311
Stockholders' equity	52,248			47,196
Total liabilities and stockholders' equity	$436,292			$363,544

Net earning assets	$119,186			$111,959
Net interest income		$3,759			$3,412
Interest rate spread			3.32%			3.62%
Net interest margin(3)			3.66%			3.89%

Ratio of interest-earning assets to average interest-bearing liabilities	140.90%			146.82%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets, annualized (4) Annualized

	For the Six Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(4)	Balance	Dividends	Rate(4)
Interest-earning assets:
Loans(1)	$297,103	$7,632	5.14%	$274,000	$6,700	4.89%
Mortgage loans held for sale	5,856	140	4.78	5,185	117	4.51
Securities	48,490	629	2.59	48,404	575	2.38
Other(2)	54,987	709	2.58	17,193	156	1.81
Total interest-earning assets	406,436	$9,110	4.48	344,782	$7,548	4.38
Noninterest-earning assets	22,923			12,498
Total assets	$429,359			$357,280

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$243,160	$1,199	0.99%	$209,820	$762	0.73%
Time deposits	45,653	465	2.04	25,039	135	1.08
Total interest-bearing deposits	288,813	1,664	1.15	234,859	897	0.76
Other borrowings	17	-		-	-
Total interest-bearing liabilities	288,830	$1,664	1.15	234,859	$897	0.76
Noninterest-bearing deposits	85,141			74,070
Noninterest-bearing liabilities	3,732			1,372
Stockholders' equity	51,656			46,979
Total liabilities and stockholders' equity	$429,359			$357,280

Net earning assets	$117,606			$109,923
Net interest income		$7,446			$6,651
Interest rate spread			3.33%			3.62%
Net interest margin(3)			3.66%			3.86%

Ratio of interest-earning assets to average interest-bearing liabilities	140.72%			146.80%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets, annualized (4) Annualized

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Earnings Summary
(dollars in thousands)
			Change 2Q'19 vs. 2Q'18
	2Q'19	2Q'18	Amount	Percentage
Net Interest Income	$3,759	$3,412	$347	10.2%
Provision for Loan Losses	179	155	24	15.5
Noninterest income	462	314	148	47.1
Noninterest expense	3,033	2,241	792	35.3
Income Taxes	245	328	(83)	(25.3)
Net Income	$764	$1,002	$(238)	(23.8)%

Compared to the second quarter of 2018, the Company’s performance in the second quarter of 2019 benefited from the interest income earned on higher average balances of interest-earnings assets, a $148,000 increase in noninterest income and lower income taxes. These gains were offset by higher noninterest expense, mainly driven by increases in salaries and employee benefits expense, occupancy and equipment expense and other noninterest expense.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 2Q'19 vs. 2Q'18
	2Q'19	2Q'18	Amount	Percentage
Interest income:
Loans	$3,916	$3,543	$373	10.5%
Securities	333	287	46	16.0
Other	361	82	279	340.2
Total interest income	$4,610	$3,912	$698	17.8%

Net loans have increased $14.5 million, or 5.1%, since the second quarter of 2018. The Company experienced a higher-than-normal level of loan payoffs, approximately $28.7 million, during the first six months of 2019.  This is partly due to the repurchase of $9.4 million in loan participations during the first quarter of 2019.  Excess cash continues to be deployed in federal funds sold and interest-bearing accounts at other financial institutions whose higher yields have helped boost interest income in the first half of 2019.

Interest expense:
(dollars in thousands)			Change 2Q'19 vs. 2Q'18
	2Q'19	2Q'18	Amount	Percentage
Total interest expense	$851	$500	$351	70.2%

The increase in the Company’s cost of funds year-over-year was driven by growing balances of time deposits and money market accounts and higher rates paid on those deposits. For the quarter ended June 30, 2019, the average balance of total interest-bearing deposits increased $52.3 million, or 21.9%, while the average rates paid on total interest-bearing deposits increased 33 basis points, when compared to the same period a year ago.

Net Interest Margin

Compared to the second quarter of 2018, the decline in the net interest margin is attributed to several factors. The increase in rates paid on interest-bearing liabilities outpaced the increase in yields earned on interest-earning assets. Moreover, the average balance of interest-bearing liabilities increased $52.3 million quarter over quarter, nearly matching the $59.5 million increase in the average balance of interest-earning assets.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to our historic loss experience and the collectability of the loan portfolio. The provision for loan losses for the three months ended June 30, 2019 was $179,000, compared to $155,000 for the three months ended June 30, 2018.  Higher reserves on specific impaired loans accounted for more than half of the provision expense in the second quarter of 2019.  Management believes that the allowance for loan losses, which was $4.0 million or 1.32% of total loans, at June 30, 2019, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)			Change 2Q'19 vs. 2Q'18
	2Q'19	2Q'18	Amount	Percentage
Service charges and fees on deposit accounts	$68	$89	$(21)	(23.6)%
Mortgage banking revenue	197	105	92	87.6
Income from bank-owned life insurance	45	10	35	350.0
Other income	152	110	42	38.2
Total noninterest income	$462	$314	$148	47.1%

Noninterest income consists of revenues generated from a broad range of financial services and activities, primarily service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance, and interchange income from ATM/debit cards. The increase in noninterest income during the second quarter of 2019 is mostly attributed to a $92,000 increase in mortgage banking revenue. The Company's mortgage team reported increased production in terms of both dollar volume and number of transactions closed during the second quarter of 2019 in addition to higher average profitability per loan when compared to the second quarter of 2018.

The Company's increased investment in bank-owned life insurance during the fourth quarter of 2018 and higher interchange income, before direct expenses,  from ATM/debit cards also contributed to the increase in total noninterest income during the second quarter of 2019. These gains were partially offset by a decline in service charges and fees on deposit accounts due to lower volume of non-sufficient funds fees, a trend that has been evident for the past four quarters.

Noninterest expense
(dollars in thousands)			Change 2Q'19 vs. 2Q'18
	2Q'19	2Q'18	Amount	Percentage
Salaries and employee benefits	$1,579	$1,218	$361	29.6%
Occupancy and equipment	427	226	201	88.9
Professional fees	106	97	9	9.3
Marketing	194	133	61	45.9
FDIC/State Assessment	44	38	6	15.8
Software maintenance, amortization and other	167	159	8	5.0
Other	516	370	146	39.5
Total noninterest expense	$3,033	$2,241	$792	35.3%

The key driver of the increase in total noninterest expense continues to be salaries and employee benefits. The Company had seventy-one full-time equivalent employees at June 30, 2018 compared to ninety at June 30, 2019. The increase in employees is not only attributed to staffing the Lakeland office, but also to positioning the Company for future organic growth.  Approximately 38% of the increase in salaries and employee benefits is related to the addition of Lakeland personnel.

Higher occupancy and equipment expense also contributed to the growth in noninterest expense due primarily to the added expenses from the Company's new office in Lakeland, Florida, and the impact from implementing the new lease  accounting standards for the Company's new lease at its Timberlane Road location. During the second quarter of 2019, the Company incurred approximately $69,000 in non-recurring occupancy expenses at its Lakeland office that were not able to be capitalized.  Additional expenses such as depreciation, utilities, property taxes and janitorial brought the total occupancy costs associated with the Lakeland office to approximately $101,000 for the quarter ended June 30, 2019.  Accounting for our new and expanded lease resulted in incremental lease expense of $59,000.

The increases in other noninterest expense are primarily attributed to higher printing and supplies expense and travel and entertainment expense, both partially related to the opening of the Lakeland office.  In summary, total noninterest expense associated with the new office in Lakeland, Florida, approximated $336,000 for the second quarter of 2019, accounting for approximately 42% of the increase in total noninterest expense.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $245,000 for the three months ended June 30, 2019, compared to income taxes of $328,000 for the three months ended June 30, 2018, with the increase attributed to higher pre-tax earnings in 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

Earnings Summary
(dollars in thousands)
	Six Months Ended		Change 2019 vs. 2018
	June 30, 2019	June 30, 2018	Amount	Percentage
Net Interest Income	$7,446	$6,651	$795	12.0%
Provision for Loan Losses	344	409	(65)	(15.9)
Noninterest income	824	624	200	32.1
Noninterest expense	5,776	4,538	1,238	27.3
Income Taxes	519	572	(53)	(9.3)
Net Income	$1,631	$1,756	$(125)	(7.1% )

The $125,000, or 7.1%, decline in net income for the six-month period ended June 30, 2019 resulted from higher noninterest expense as increases in net interest income and noninterest income and decreases in the provision for loan losses and income taxes were not enough to offset the growth in noninterest expenses.  Approximately 35%, or $438,000, of the increase in noninterest expense can be attributed to costs associated with opening and operating our new office in Lakeland, Florida.

Net Interest Income

The Company's operating results depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
	Six Months Ended		Change 2019 vs. 2018
	June 30, 2019	June 30, 2018	Amount	Percentage
Interest income:
Loans	$7,772	$6,817	$955	14.0%
Securities	629	575	54	9.4
Other	709	156	553	354.5
Total interest income	$9,110	$7,548	$1,562	20.7%

Comparing the six-month periods ending June 30, 2019 and 2018, total interest income benefitted in 2019 from growth in the company’s loan portfolio and other interest-earning assets, namely federal funds sold and interest-bearing checking accounts, as well as higher yields on all categories of interest-earning assets.

Interest expense:
(dollars in thousands)	Six Months Ended		Change 2019 vs. 2018
	June 30, 2019	June 30, 2018	Amount	Percentage
Total interest expense	$1,664	$897	$767	85.5%

While rate increases in 2018 have boosted yields on interest-earning assets, these increases have also resulted in higher rates paid on deposits.  The increase in the Company's cost of funds year over year was driven by higher balances of time deposits and money-market accounts and higher rates paid on those deposits.  For the six-month period ended June 30, 2019, the average balance of total interest-bearing deposits increased $54.0 million while the average rate paid on total interest-bearing deposits increased 39 basis points.

Net Interest Margin

Compared to the first six months of 2018, the decline in the net interest margin during the first half of 2019 is attributed to several factors. The increase in rates paid on interest-bearing liabilities outpaced the increase in yields earned on interest-earning assets. Moreover, the average balance of interest-bearing liabilities increased $54.0 million year over year, not far behind the $61.7 million increase in the average balance of interest-earning assets.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to our historic loss experience and the collectability of the loan portfolio. The provision for loan losses for the six months ended June 30, 2019 was $344,000, compared to $409,000 for the six months ended June 30, 2018.  The decrease in the provision year over year is attributed to lower loan production in the first half of 2019 when compared to the same period in 2018.  Net loans grew $35.2 million from December 31, 2017 to June 30, 2018, compared to only $9.8 million from December 31, 2018 to June 30, 2019.  This differential between the two six-month periods was partially offset, however, by a $231,000 increase in specific reserves from December 31, 2018 to June 30, 2019. Management believes that the allowance for loan losses, which was $4.0 million or 1.32% of total loans, at June 30, 2019, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)	Six Months Ended		Change 2019 vs. 2018
	June 30, 2019	June 30, 2018	Amount	Percentage
Service charges and fees on deposit accounts	$139	$176	$(37)	(21.0%	)
Mortgage banking revenue	303	215	88	40.9
Income from bank-owned life insurance	90	21	69	328.6
Gain on sale of securities available for sale	7	-	7	N/A
Other income	285	212	73	34.4
Total noninterest income	$824	$624	$200	32.1%

The Company reported an increase in mortgage banking revenue during the second quarter of 2019 after two quarters of decline.  Secondary market production benefitted from higher dollar volume and higher average profitability per loan during the first half of 2019 when compared to the same period a year ago.   Income from bank-owned life insurance experienced a noteworthy increase from 2018.  This was due to an increased investment in this asset that occurred during the fourth quarter of 2018.  The increases in other income from 2018 are mostly attributed to higher interchange income, before direct expenses, from ATM/debit cards due to increased transaction volume.  These aforementioned gains were partially offset by a decline in service charges and fees on deposit accounts  due to lower volume on non-sufficient funds fees, a trend that has been evident for the past four quarters.

Noninterest expense
(dollars in thousands)	Six Months Ended		Change 2019 vs. 2018
	June 30, 2019	June 30, 2018	Amount	Percentage
Salaries and employee benefits	$3,136	$2,446	$690	28.2%
Occupancy and equipment	702	461	241	52.3
Professional fees	183	181	2	1.1
Marketing	393	340	53	15.6
FDIC/State Assessment	87	74	13	17.6
Software maintenance, amortization and other	319	307	12	3.9
Other	956	729	227	31.1
Total noninterest expense	$5,776	$4,538	$1,238	27.3%

Compared to the six months ended June 30, 2018, the key drivers of the increase in total noninterest expense were higher salaries and employee benefits expense, occupancy and equipment expense, and other noninterest expense.  Nearly half of the increase in total noninterest expense is attributed to higher salaries and employee benefits expense.  The Company had seventy-one full-time equivalent employees at June 30, 2018 compared to ninety full-time equivalent employees at June 30, 2019.  The increase in employees is not only attributed to staffing the Lakeland office, but also to preparing the Company as a whole for continued organic growth.  The increase in occupancy and equipment expense is predominantly attributed to costs associated with the new office in Lakeland, Florida.  As of June 30, 2019, the year-to-date noninterest expenses attributed to the Lakeland office approximated $438,000 and accounted for approximately 35% of the increase in total noninterest expense.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $519,000 for the six months ended June 30, 2019, compared to income taxes of $572,000 for the six months ended June 30, 2018, with the decrease attributed to higher pre-tax earnings in 2018.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At June 30, 2019, the Bank had access to approximately $51.3 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $18.8 million in unsecured lines of credit maintained with correspondent banks. As of June 30, 2019, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $7.2 million at June 30, 2019 and $8.3 million at December 31, 2018.  Additionally, the value of securities pledged to a repurchase account  was $1.8 million at June 30, 2019.   Our primary liquid assets, excluding assets pledged to the QPD program and the repurchase account, accounted for 25.6% and 21.2% of total assets at June 30, 2019 and December 31, 2018, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and large deposits. At June 30, 2019, total deposits were $390.3 million, of which $25.2 million was in certificates of deposits greater than or equal to $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $53.0 million at June 30, 2019, compared to $50.8 million at December 31, 2018.

At June 30, 2019, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.10% Tier 1 Leverage Capital Ratio, a 12.69 % Equity Tier 1 Risk-Based Capital Ratio, a 12.69% Tier 1 Risk-Based Capital Ratio, and a 13.94% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at June 30, 2019 and December 31, 2018 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2019
Tier 1 Leverage Capital	$ 39,727	9.10%	$ 17,461	4.00%	$ 21,826	5.00%
Common Equity Tier 1 Risk-based Capital	39,727	12.69	14,093	4.50	20,356	6.50
Tier 1 Risk-based Capital	39,727	12.69	18,791	6.00	25,054	8.00
Total Risk-based Capital	43,643	13.94	25,054	8.00	31,318	10.00

As of December 31, 2018
Tier 1 Leverage Capital	$ 37,805	9.28%	$ 16,288	4.00%	$ 20,360	5.00%
Common Equity Tier 1 Risk-based Capital	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Risk-based Capital	37,805	12.90	17,587	6.00	23,449	8.00
Total Risk-based Capital	41,466	14.15	23,449	8.00	29,311	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in our Form 10-Q for the period ending June 30, 2019 for a discussion of off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by PMHG in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2019, the Company issued 1,016 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $19,000.  These shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19, 2018	Exhibit 10.1 to Form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of November 19, 2018.	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of November 19, 2018.	Exhibit 10.3 to Form 8-K filed on November 20, 2018

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018.

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Branch	Filed Exhibit 10.14 to Form 10-Q filed on May 9, 2019

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2018

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

August 8, 2019
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
August 8, 2019
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, and Principal Financial Officer