Form 10-Q
period 2019-09-30
Prime Meridian Holding Co
filed 2019-11-13
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1897 Capital Circle NE, Second Floor, Tallahassee, Florida	32308
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2019: 3,191,088

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$12,519	$7,866
Federal funds sold	45,830	34,777
Interest-bearing deposits	25,929	5,395
Total cash and cash equivalents	84,278	48,038
Securities available for sale	55,773	45,384
Loans held for sale	7,907	4,767
Loans, net of allowance for loan losses of $3,982 and $3,661	315,807	290,113
Federal Home Loan Bank stock	404	355
Premises and equipment, net	7,787	4,656
Right of use lease asset	3,719	-
Accrued interest receivable	1,073	1,034
Bank-owned life insurance	6,459	6,323
Other assets	859	1,032
Total assets	$484,066	$401,702

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$96,732	$80,097
Savings, NOW and money-market deposits	265,518	227,674
Time deposits	58,947	41,296
Total deposits	421,197	349,067
Other borrowings	2,053	-
Official checks	900	837
Operating lease liability	3,801	-
Other liabilities	1,088	978
Total liabilities	429,039	350,882
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,190,031 and 3,138,945 issued and outstanding	32	31
Additional paid-in capital	39,387	38,330
Retained earnings	15,233	13,015
Accumulated other comprehensive income (loss)	375	(556)
Total stockholders' equity	55,027	50,820
Total liabilities and stockholders' equity	$484,066	$401,702

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Interest income:
Loans	$4,179	$3,798	$11,951	$10,615
Securities	338	276	967	851
Other	402	198	1,111	354
Total interest income	4,919	4,272	14,029	11,820
Interest expense:
Deposits	934	662	2,598	1,559
Other borrowings	5	-	5	-
Total interest expense	939	662	2,603	1,559
Net interest income	3,980	3,610	11,426	10,261
Provision for loan losses	241	135	585	544
Net interest income after provision for loan losses	3,739	3,475	10,841	9,717
Noninterest income:
Service charges and fees on deposit accounts	74	83	213	259
Mortgage banking revenue	151	124	454	339
Income from bank-owned life insurance	46	11	136	32
Gain on sale of securities available for sale	-	-	7	-
Other income	151	120	436	332
Total noninterest income	422	338	1,246	962
Noninterest expense:
Salaries and employee benefits	1,575	1,341	4,711	3,787
Occupancy and equipment	373	237	1,075	698
Professional fees	79	86	262	267
Marketing	172	193	565	533
FDIC assessment	6	38	93	112
Software maintenance, amortization and other	188	167	507	474
Other	488	396	1,444	1,125
Total noninterest expense	2,881	2,458	8,657	6,996
Earnings before income taxes	1,280	1,355	3,430	3,683
Income taxes	316	337	835	909
Net earnings	$964	$1,018	$2,595	$2,774

Earnings per common share:
Basic	$0.31	$0.33	$0.83	$0.89
Diluted	0.31	0.33	0.83	0.89
Cash dividends per common share(1)	-	-	0.12	0.10

(1) Annual cash dividends were paid during the first quarters of 2018 and 2019

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net earnings	$964	$1,018	$2,595	$2,774
Other comprehensive income (loss) :
Change in unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	173	(231)	1,254	(1,069)
Reclassification adjustment for realized gain	-	-	(7)	-
Net change in unrealized gain (loss)	173	(231)	1,247	(1,069)
Deferred income tax (expense) benefit on above change	(44)	59	(316)	271
Total other comprehensive income (loss)	129	(172)	931	(798)
Comprehensive income	$1,093	$846	$3,526	$1,976

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended September 30, 2019 and 2018

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(in thousands, except per share amounts)
Balance at December 31, 2017	3,118,977	$31	$37,953	$9,285	$(296)	$46,973
Net earnings for the three months ended March 31, 2018 (unaudited)	-	-	-	754	-	754
Dividends paid (unaudited)	-	-	-	(312)	-	(312)
Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(545)	(545)
Stock options exercised (unaudited)	3,000	-	30	-	-	30
Common stock issued as compensation to directors (unaudited)	792	-	17	-	-	17
Stock-based compensation (unaudited)	-	-	23	-	-	23
Balance at March 31, 2018 (unaudited)	3,122,769	$31	$38,023	$9,727	$(841)	$46,940
Net earnings for the three months ended June 30, 2018 (unaudited)	-	-	-	1,002	-	1,002
Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(81)	(81)
Stock options exercised (unaudited)	1,700	-	17	-	-	17
Common stock issued as compensation to directors (unaudited)	764	-	17	-	-	17
Stock-based compensation (unaudited)	-	-	41	-	-	41
Balance at June 30, 2018 (unaudited)	3,125,233	$31	$38,098	$10,729	$(922)	$47,936
Net earnings for the three months ended September 30, 2018 (unaudited)	-	-	-	1,018	-	1,018
Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(172)	(172)
Stock options exercised (unaudited)	2,800	-	28	-	-	28
Common stock issued as compensation to directors (unaudited)	638	-	12	-	-	12
Stock-based compensation (unaudited)	-	-	41	-	-	41
Balance at September 30, 2018 (unaudited)	3,128,671	$31	$38,179	$11,747	$(1,094)	$48,863

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended September 30, 2019 and 2018

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(in thousands, except per share amounts)
Balance at December 31, 2018	3,138,945	$31	$38,330	$13,015	$(556)	$50,820
Net earnings for the three months ended March 31, 2019 (unaudited)	-	-	-	867	-	867
Dividends paid (unaudited)	-	-	-	(377)	-	(377)
Net change in unrealized loss on securities available for sale, net of income tax expense (unaudited)	-	-	-	-	320	320
Common stock issued as compensation to directors (unaudited)	595	-	12	-	-	12
Issuance of restricted stock (unaudited)	3,600	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	42	-	-	42
Balance at March 31, 2019 (unaudited)	3,143,140	$31	$38,384	$13,505	$(236)	$51,684
Net earnings for the three months ended June 30, 2019 (unaudited)	-	-	-	764	-	764
Net change in unrealized loss on securities available for sale, net of income tax expense (unaudited)	-	-	-	-	482	482
Stock options exercised (unaudited)	300	-	3	-	-	3
Common stock issued as compensation to directors (unaudited)	1,016	-	19	-	-	19
Stock-based compensation (unaudited)	-	-	44	-	-	44
Balance at June 30, 2019 (unaudited)	3,144,456	$31	$38,450	$14,269	$246	$52,996
Net earnings for the three months ended September 30, 2019 (unaudited)	-	-	-	964	-	964
Private Placement Offering, net of offerings costs of $19	44,600	1	872	-	-	873
Net change in unrealized gain on securities available for sale, net of income tax expense (unaudited)	-	-	-	-	129	129
Common stock issued as compensation to directors (unaudited)	975	-	20	-	-	20
Stock-based compensation (unaudited)	-	-	45	-	-	45
Balance at September 30, 2019 (unaudited)	3,190,031	$32	$39,387	$15,233	$375	$55,027

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net earnings	$2,595	$2,774
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	499	397
Provision for loan losses	585	544
Net amortization of deferred loan fees	(68)	23
Gain on sale of securities available for sale	(7)	-
Amortization of premiums and discounts on securities available for sale	218	303
Gain on sale of loans held for sale	(454)	(339)
Proceeds from the sale of loans held for sale	63,996	58,532
Loans originated as held for sale	(66,682)	(59,095)
Stock-based compensation expense	182	151
Income from bank-owned life insurance	(136)	(32)
Net increase in accrued interest receivable	(39)	(50)
Net change in operating leases	82	-
Net (increase) decrease in other assets	(143)	34
Net increase (decrease) in other liabilities and official checks	173	(61)
Net cash provided by operating activities	801	3,181
Cash flows from investing activities:
Loan originations, net of principal repayments	(26,211)	(39,330)
Purchase of securities available for sale	(20,740)	(1,003)
Principal repayments of securities available for sale	4,721	4,542
Proceeds from sale of securities available for sale	4,245	-
Maturities and calls of securities available for sale	2,421	539
Purchase of Federal Home Loan Bank stock	(49)	(39)
Purchase of premises and equipment	(3,630)	(224)
Net cash used in investing activities	(39,243)	(35,515)
Cash flows from financing activities:
Net increase in deposits	72,130	56,949
Change in other borrowings	2,053	-
Proceeds from stock options exercised	3	75
Proceeds from sale of common stock, net of expenses	873	-
Common stock dividends paid	(377)	(312)
Net cash provided by financing activities	74,682	56,712
Net increase in cash and cash equivalents	36,240	24,378
Cash and cash equivalents at beginning of period	48,038	32,397
Cash and cash equivalents at end of period	$84,278	$56,775
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$2,594	$1,529
Income taxes	$1,065	$882
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of taxes	$931	$(798)
Right of use lease assets obtained in exchange for operating lease liabilities	$3,818	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Recent Accounting Standards Update.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which required lessees to recognize on the condensed consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU requires both types of leases to be recognized on the condensed consolidated balance sheet. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the condensed consolidated financial statements. For public companies, the ASU became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effect of this ASU increased the Company's assets and liabilities by approximately $288,000 at January 1, 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for its circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

Recent Accounting Standards Update, Continued.

The new guidance was originally set to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  However, on October 16, 2019, FASB approved an Accounting Standards Update that grants private companies, non-for-profit organizations and certain small public companies until January, 2023 to implement this ASU. The Company is classified as a small reporting company who would qualify for this additional time to implement this ASU.  The Company is still in the process of determining the effect of the ASU on its condensed consolidated financial statements.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale

Securities are classified according to management's intent. The amortized cost of securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At September 30, 2019
U.S. Government agency securities	$409	$-	$(1)	$408
Municipal securities	7,210	86	-	7,296
Mortgage-backed securities	45,487	517	(87)	45,917
Asset-backed securities	2,164	-	(12)	2,152
Total	$55,270	$603	$(100)	$55,773

At December 31, 2018
U.S. Government agency securities	$815	$-	$(16)	$799
Municipal securities	11,580	62	(113)	11,529
Mortgage-backed securities	33,733	33	(710)	33,056
Total	$46,128	$95	$(839)	$45,384

The following table summarizes the sale of securities available for sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Proceeds from sale of securities	$-	$-	$4,245	$-
Gross gains	-	-	27	-
Gross losses	-	-	(20)	-
Net gain on sale of securities	$-	$-	$7	$-

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At September 30, 2019
U.S. Government agency securities	$(1)	$408	$-	$-
Mortgage-backed securities	(25)	5,469	(62)	8,618
Asset-backed securities	(12)	2,152	-	-
Total	$(38)	$8,029	$(62)	$8,618

At December 31, 2018
U.S. Government agency securities	$(2)	$242	$(14)	$557
Municipal securities	-	-	(113)	5,760
Mortgage-backed securities	(19)	983	(691)	30,061
Total	$(21)	$1,225	$(818)	$36,378

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities Available for Sale, Continued

The unrealized losses at September 30, 2019 and December 31, 2018 on thirteen and thirty-nine securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At September 30, 2019
U.S. Government agency securities	$408	$-	$408	$-
Municipal securities	7,296	-	7,296	-
Mortgage-backed securities	45,917	-	45,917
Asset-backed securities	2,152	-	2,152	-
Total	$55,773	$-	$55,773	$-

At December 31, 2018
U.S. Government agency securities	$799	$-	$799	$-
Municipal securities	11,529	-	11,529	-
Mortgage-backed securities	33,056	-	33,056	-
Total	$45,384	$-	$45,384	$-

During the three and nine months ended September 30, 2019 and 2018, no securities were transferred in or out of Levels 1, 2 or 3.

The scheduled maturities of securities are as follows:

	At September 30, 2019
	Amortized	Fair
	Cost	Value
(in thousands)
Due in less than one year	$370	$371
Due in one to five years	1,380	1,388
Due in five to ten years	4,090	4,111
Due after ten years	3,943	3,986
Mortgage-backed securities	45,487	45,917
Total	$55,270	$55,773

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

	At September 30,	At December 31,
(in thousands)	2019	2018
Real estate mortgage loans:
Commercial	$78,024	$82,494
Residential and home equity	128,918	121,454
Construction	41,149	31,601
Total real estate mortgage loans	248,091	235,549

Commercial loans	63,471	51,018
Consumer and other loans	7,699	6,747
Total loans	319,261	293,314

Add (deduct):
Net deferred loan costs	528	460
Allowance for loan losses	(3,982)	(3,661)
Loans, net	$315,807	$290,113

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Three Month Period Ended September 30, 2019
Beginning balance	$813	$1,458	$425	$1,225	$85	$4,006
Provision (credit) for loan losses	48	17	76	76	24	241
Net (charge-offs) recoveries	-	-	-	(260)	(5)	(265)
Ending balance	$861	$1,475	$501	$1,041	$104	$3,982
Three Month Period Ended September 30, 2018
Beginning balance	$1,001	$1,309	$400	$749	$82	$3,541
Provision (credit) for loan losses	(61)	79	(12)	126	3	135
Net (charge-offs) recoveries	-	-	(3)	1	-	(2)
Ending balance	$940	$1,388	$385	$876	$85	$3,674
Nine Month Period Ended September 30, 2019
Beginning balance	$917	$1,397	$391	$876	$80	$3,661
Provision (credit) for loan losses	(56)	78	110	423	30	585
Net (charge-offs) recoveries	-	-	-	(258)	(6)	(264)
Ending balance	$861	$1,475	$501	$1,041	$104	$3,982
Nine Month Period Ended September 30, 2018
Beginning balance	$894	$1,097	$331	$724	$90	$3,136
Provision (credit) for loan losses	46	291	57	148	2	544
Net (charge-offs) recoveries	-	-	(3)	4	(7)	(6)
Ending balance	$940	$1,388	$385	$876	$85	$3,674

At September 30, 2019
Individually evaluated for impairment:
Recorded investment	$611	$1,133	$-	$1,482	$26	$3,252
Balance in allowance for loan losses	$-	$-	$-	$229	$26	$255
Collectively evaluated for impairment:
Recorded investment	$77,413	$127,785	$41,149	$61,989	$7,673	$316,009
Balance in allowance for loan losses	$861	$1,475	$501	$812	$78	$3,727

At December 31, 2018
Individually evaluated for impairment:
Recorded investment	$611	$409	$-	$205	$6	$1,231
Balance in allowance for loan losses	$-	$-	$-	$205	$6	$211
Collectively evaluated for impairment:
Recorded investment	$81,883	$121,045	$31,601	$50,813	$6,741	$292,083
Balance in allowance for loan losses	$917	$1,397	$391	$671	$74	$3,450

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At September 30, 2019:
Grade:
Pass	$75,839	$125,157	$40,669	$60,357	$7,646	$309,668
Special mention	1,574	2,628	480	1,157	52	5,891
Substandard	611	1,133	-	1,957	1	3,702
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$78,024	$128,918	$41,149	$63,471	$7,699	$319,261

At December 31, 2018:
Grade:
Pass	$77,650	$118,368	$31,601	$47,858	$6,657	$282,134
Special mention	4,233	2,875	-	2,184	84	9,376
Substandard	611	211	-	976	6	1,804
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$82,494	$121,454	$31,601	$51,018	$6,747	$293,314

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

 Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2019:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$78,024	$-	$78,024
Residential and home equity	-	254	-	254	127,532	1,132	128,918
Construction	-	-	-	-	41,149	-	41,149
Commercial loans	-	-	-	-	62,001	1,470	63,471
Consumer and other loans	-	-	-	-	7,698	1	7,699
Total	$-	$254	$-	$254	$316,404	$2,603	$319,261

At December 31, 2018:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$82,494	$-	$82,494
Residential and home equity	134	30	-	164	121,129	161	121,454
Construction	-	-	-	-	31,601	-	31,601
Commercial loans	98	-	-	98	50,745	175	51,018
Consumer and other loans	-	-	-	-	6,741	6	6,747

Total	$232	$30	$-	$262	$292,710	$342	$293,314

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At September 30, 2019:
Real estate mortgage loans:
Commercial	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	1,133	1,133	-	-	-	1,133	1,133	-
Commercial loans	-	-	1,482	1,482	229	1,482	1,482	229
Consumer and other loans	-	-	26	26	26	26	26	26
Total	$1,744	$1,744	$1,508	$1,508	$255	$3,252	$3,252	$255

At December 31, 2018:
Real estate mortgage loans:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	409	409	-	-	-	409	409	-
Commercial loans	-	-	205	205	205	205	205	205
Consumer and other loans	-	-	6	6	6	6	6	6
Total	$1,020	$1,020	$211	$211	$211	$1,231	$1,231	$211

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended September 30,
	2019			2018
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$611	$8	$8	$611	$-	$-
Residential and home equity	1,106	-	1	251	1	-
Commercial loans	1,362	1	6	156	-	-
Consumer	8	-	-	-	-	-
Total	$3,087	$9	$15	$1,018	$1	$-

	Nine Months Ended September 30,
	2019			2018
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$611	$24	$24	$328	$-	$-
Residential and home equity	658	5	7	212	1	-
Construction	-	-	-	-	-	2
Commercial loans	616	5	12	152	-	-
Consumer	11	-	-	-	-	-
Total	$1,896	$34	$43	$692	$1	$2

There were no collateral dependent loans measured at fair value on a nonrecurring basis at September 30, 2019 or 2018.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. The Company entered into one new TDR and three new TDRs during the three and nine months ended September 30, 2019, respectively, and one new TDR during the three and nine months ended September 30, 2018.

	Three Months Ended September 30,
	2019				2018
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Commercial	1	204	204	204	-	-	-	-
Total	1	$204	$204	$204	-	$-	$-	$-

	Nine Months Ended September 30,
	2019				2018
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Commercial real estate	-	$-	$-	$-	1	$619	$611	$611
Residential and home equity	1	66	66	66	-	-	-	-
Commercial	2	264	264	264	-	-	-	-
Total	3	$330	$330	$330	1	$619	$611	$611

At September 30, 2019, the Company had $952,000 in loans identified as TDRs. The TDRs entered into during the three and nine months ended September 30, 2019 and 2018 did not subsequently default during those periods.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2019, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2019 that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2019, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2019
Tier 1 Leverage Capital	$43,068	9.24%	$18,636	4.00%	$23,295	5.00%
Common Equity Tier 1 Risk-based Capital	43,068	12.95	14,968	4.50	21,620	6.50
Tier 1 Risk-based Capital	43,068	12.95	19,957	6.00	26,610	8.00
Total Risk-based Capital	47,050	14.15	26,610	8.00	33,262	10.00

As of December 31, 2018
Tier 1 Leverage Capital	$37,805	9.28%	$16,288	4.00%	$20,360	5.00%
Common Equity Tier 1 Risk-based Capital	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Risk-based Capital	37,805	12.90	17,587	6.00	23,449	8.00
Total Risk-based Capital	41,466	14.15	23,449	8.00	29,311	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2019 and 2018, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2019			2018
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending September 30:
Basic EPS:
Net earnings	$964	3,147,696	$0.31	$1,018	3,127,038	$0.33
Effect of dilutive securities-incremental shares from assumed conversion of options		3,625			3,133
Diluted EPS:
Net earnings	$964	3,151,321	$0.31	$1,018	3,130,171	$0.33
Nine Months Ending September 30:
Basic EPS:
Net earnings	$2,595	3,144,082	$0.83	$2,774	3,123,772	$0.89
Effect of dilutive securities-incremental shares from assumed conversion of options		3,685			7,882
Diluted EPS:
Net earnings	$2,595	3,147,767	$0.83	$2,774	3,131,654	$0.89

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

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

As of September 30, 2019, 272,277 stock options and 3,600 restricted stock awards have been granted under the 2015 Plan and 202,628 options are available for grant. A summary of the stock option activity for the nine months ended September 30, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2017	11,540	$17.03
Options granted	252,917	19.79
Outstanding at September 30, 2018	264,457	$19.79

Outstanding at December 31, 2018	263,457	$19.78
Options granted	22,000	$20.21
Options forfeited	(13,180)	$20.09
Outstanding at September 30, 2019	272,277	$19.80	8.06	$73,000
Exercisable at September 30, 2019	71,837	$18.97	6.41	$73,000

The fair value of shares vested and recognized as compensation expense was $38,000 and $41,000 for the three months ended September 30, 2019 and 2018, respectively, and $117,000 and $105,000 for the nine months ended September 30, 2019 and 2018, respectively. The deferred tax benefit related to stock options for the three months ended September 30, 2019 and 2018 was $6,000 in both periods. The deferred tax benefit related to stock options for the nine months ended September 30, 2019 and 2018 was $16,000 and $17,000, respectively. At September 30, 2019, there was $579,000 in unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 3.62 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

The fair value of each option granted during the nine months ended September 30, 2019 and 2018  nine months ended September 30, 2018was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2019	September 30, 2018
Weighted average risk-free interest rate	1.93%	1.47-2.63%
Expected dividend yield	0.59%	0.41-0.50%
Expected stock volatility	9.90%	10.07 - 11.90%
Expected life in years	6.5	2.5 - 6.5
Per share fair value of options issued during period	$2.74	$1.49 - 3.35

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

2007 Stock Option Plan

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan for the nine months ended September 30, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2017	22,200	$10.31
Options exercised	(4,700)	10.00
Outstanding at September 30, 2018	17,500	$10.39

Outstanding at December 31, 2018	4,700	$11.37
Options exercised	(300)	10.00
Options forfeited	(2,000)	10.72
Outstanding at September 30, 2019	2,400	$12.08	0.63	$19,000
Exercisable at September 30, 2019	2,400	$12.08	0.63	$19,000

At September 30, 2019, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended September 30, 2019 and 2018, our directors received 975 and 638 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $20,000 and $12,000, respectively. For the nine months ended September 30, 2019 and 2018, our directors received 2,586 and 2,194 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $51,000 and $46,000, respectively. At September 30, 2019, 52,698 shares remained available for grant.

Restricted Stock

The Company issued 3,600 restricted common stock shares to its CEO in the first quarter of 2019 as part of his bonus incentive earned for the Company’s performance in 2018. One-third of the balance, or 1,200 shares, will vest each year beginning February 21, 2020. Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value

Non-vested restricted stock issued in 2019	3,600	$18.52	$67,000
Non-vested restricted stock outstanding at September 30, 2019	3,600

During the three and nine months ended September 30, 2019, the Company recognized $7,000 and $14,000, respectively, as expense. At September 30, 2019, the Company had $53,000 in unrecognized expense to be recognized over a weighted-average period of 2.42 years.

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $61.8 million at September 30, 2019. At September 30, 2019 and December 31, 2018, the Company had no outstanding loans under this line.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At September 30, 2019		At December 31, 2018
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$84,278	$84,278	$48,038	$48,038
Securities available for sale	2	55,773	55,773	45,384	45,384
Loans held for sale	3	7,907	8,039	4,767	4,842
Loans, net	3	315,807	315,658	290,113	283,068
Federal Home Loan Bank stock	3	404	404	355	355
Accrued interest receivable	3	1,073	1,073	1,034	1,034

Financial liabilities-
Deposits	3	421,197	421,872	349,067	349,416
Other borrowings	3	2,053	2,053	-	-
Off-Balance Sheet Items	3	-	-	-	-

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $640,000 at September 30, 2019.

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

At September 30, 2019
(in thousands)
Commitments to extend credit	$12,253
Construction loans in process	$21,215
Unused lines of credit	$36,021
Standby financial letters of credit	$2,179
Standby performance letters of credit	$378
Guaranteed accounts	$1,368

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Leases

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

The Company's operating lease obligations are for the Company's office facilities located at its Timberlane Road, Tallahassee, Florida location.   The term of the Lease is 15 years, with four options to renew for five years each. The Lease is a fully net lease, with the Company separately paying real and personal property taxes, all special and third-party assessments, common area maintenance charges, maintenance costs and insurance expenses. As of September 30, 2019, the Company estimates that its portion of expenditures for tenant improvement and furniture, fixtures, and equipment will not exceed $1,000,000.

The components of lease expense and other lease information as of and during the three and nine months ended September 30, 2019 are as follows:

(in thousands)	Three-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
Operating lease cost	$80	$160
Cash paid for amount included in the measurement of lease liabilities operating cash flows from operating leases	$56	$77

(in thousands)	At September 30, 2019
Operating lease right of use assets	$3,719
Operating lease liabilities	$3,801
Weighted average remaining lease term-operating leases (in years)	14.8
Weighted average discount rate	3.17%

Future minimum lease payments under non-cancellable leases as of September 30, 2019, reconciled to our operating lease liability presented on the condensed consolidated balance sheet are as follows:

(in thousands)	At September 30, 2019
Remainder of 2019	$74
2020	294
2021	294
2022	294
2023	294
Thereafter	3,567
Total future minimum lease payments	4,817
Less interest	(1,016)
Total operating lease liability	$3,801

The rent expense for the three months and nine months ended September 30, 2018 was $43,000 and $129,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2018. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months	Year Ended	Nine Months
	Ended	December 31,	Ended
	September 30, 2019	2018	September 30, 2018

Average equity as a percentage of average assets	11.88%	12.64%	12.83%
Equity to total assets at end of period	11.37	12.65	12.04
Return on average assets(1)	0.78	1.07	1.00
Return on average equity(1)	6.60	8.43	7.80
Noninterest expense to average assets(1)	2.61	2.47	2.52
Nonperforming loans to total loans at end of period	0.82	0.12	0.06

(1)Annualized for the nine months ended September 30, 2019 and 2018

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of September 30, 2019, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

FINANCIAL CONDITION

Average assets totaled $441.6 million for the nine months ended September 30, 2019, an increase of $71.7 million, or 19.4%, over the comparable period in 2018. Year over year, the increase in 2019 is reflected as higher average balances of other interest-earning assets, namely federal funds sold and interest-bearing deposits at other banks, which increased $34.1 million and higher loan balances which increased $22.6 million.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. At September 30, 2019, our available for sale investment portfolio included U.S. government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities and had a fair market value of $55.8 million and an amortized cost value of $55.3 million. At September 30, 2019 and December 31, 2018, our investment securities portfolio represented approximately 11.5% and 11.3% of our total assets, respectively. The average yield on the average balance of investment securities for the nine months ended September 30, 2019 was 2.57%, compared to 2.39% for the comparable period in 2018.

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

The Company’s net loan portfolio increased $25.7 million since December 31, 2018 Although the Company originated new loans during the first nine months of 2019, the Company also experienced a higher than normal rate of loan payoffs at approximately $43.2 million, including $9.4 million in loan participations that were repurchased during the first quarter.   In total, approximately 77.7% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at September 30, 2019, compared to 80.3% at December 31, 2018.

Nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At September 30, 2019, the Company had thirteen nonaccrual loans totaling approximately $2.6 million. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.  Fifteen loans totaling $3.2 million were deemed to be impaired under the Company’s policy at September 30, 2019, compared to nine loans totaling $1.2 million at December 31, 2018. The Company’s nonperforming assets represented 0.54% of total assets at September 30, 2019 and 0.09% at December 31, 2018.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $4.0 million or 1.25% of gross loans, at September 30, 2019, is adequate to cover losses inherent in the loan portfolio. Six of the fifteen impaired loans and overdrafts carried a specific reserve of $255,000 at September 30, 2019.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at September 30, 2019 were $421.2 million, an increase of $72.1 million, or 20.7%, from December 31, 2018, with growth coming primarily from interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 22.9% of the average balance of total deposits for the nine months ended September 30, 2019, compared to 23.8% for the nine months ended September 30, 2018.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of September 30, 2019, to borrow up to $61.8  million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $18.8 million at September 30, 2019. There were no loans outstanding under any of these lines at September 30, 2019. The Company reported $2.1 million in other borrowings at September 30, 2019, comprising of one repurchase agreement (repo) account.

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

As shown in the following two tables, the Company reported a higher volume of interest-earning assets and a higher overall yield for the three and nine months ended September 30, 2019, as compared to the same period a year ago. Higher funding costs resulted in margin compression and a lower net interest margin.

	For the Three Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(4)	Balance	Dividends	Rate(4)
Interest-earning assets:
Loans(1)	$313,595	$4,093	5.22%	$292,026	$3,722	5.10%
Mortgage loans held for sale	7,164	86	4.80	6,315	76	4.81
Securities	53,507	338	2.53	45,836	276	2.41
Other(2)	64,794	402	2.48	38,081	198	2.08
Total interest-earning assets	439,060	$4,919	4.48	382,258	$4,272	4.47
Noninterest-earning assets	26,699			12,626
Total assets	$465,759			$394,884

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$255,563	$629	0.98%	$224,448	$499	0.89%
Time deposits	56,000	305	2.18	39,389	163	1.66
Total interest-bearing deposits	311,563	$934	1.20	263,837	662	1.00
Other borrowings	1,249	5	1.60	-	-
Total interest-bearing liabilities	312,812	$939	1.20	263,837	$662	1.00
Noninterest-bearing deposits	93,981			80,943
Noninterest-bearing liabilities	4,981			1,738
Stockholders' equity	53,985			48,366
Total liabilities and stockholders' equity	$465,759			$394,884

Net earning assets	$126,248			$118,421
Net interest income		$3,980			$3,610
Interest rate spread			3.28%			3.47%
Net interest margin(3)			3.63%			3.78%

Ratio of interest-earning assets to average interest-bearing liabilities	140.36%			144.88%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets, annualized (4) Annualized

	For the Nine Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(4)	Balance	Dividends	Rate(4)
Interest-earning assets:
Loans(1)	$302,660	$11,725	5.17%	$280,075	$10,422	4.96%
Mortgage loans held for sale	6,297	226	4.79	5,565	193	4.62
Securities	50,181	967	2.57	47,539	851	2.39
Other(2)	58,292	1,111	2.54	24,232	354	1.95
Total interest-earning assets	417,430	$14,029	4.48	357,411	$11,820	4.41
Noninterest-earning assets	24,174			12,541
Total assets	$441,604			$369,952

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$247,340	$1,828	0.99%	$214,749	$1,261	0.78%
Time deposits	49,140	770	2.09	29,875	298	1.33
Total interest-bearing deposits	296,480	2,598	1.17	244,624	1,559	0.85
Other borrowings	432	5	1.54	-	-	-
Total interest-bearing liabilities	296,912	$2,603	1.17	244,624	$1,559	0.85
Noninterest-bearing deposits	87,937			76,387
Noninterest-bearing liabilities	4,314			1,494
Stockholders' equity	52,441			47,447
Total liabilities and stockholders' equity	$441,604			$369,952

Net earning assets	$120,518			$112,787
Net interest income		$11,426			$10,261
Interest rate spread			3.31%			3.56%
Net interest margin(3)			3.65%			3.83%

Ratio of interest-earning assets to average interest-bearing liabilities	140.59%			146.11%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets, annualized (4) Annualized

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Earnings Summary
(dollars in thousands)
			Change 3Q'19 vs. 3Q'18
	3Q'19	3Q'18	Amount	Percentage
Net Interest Income	$3,980	$3,610	$370	10.2%
Provision for loan losses	241	135	106	78.5
Noninterest income	422	338	84	24.9
Noninterest expense	2,881	2,458	423	17.2
Income Taxes	316	337	(21)	(6.2)
Net Income	$964	$1,018	$(54)	(5.3)%

Compared to the third quarter of 2018, the Company’s performance in the third quarter of 2019 benefited from the interest income earned on higher average balances of interest-earnings assets, an $84,000 increase in noninterest income and lower income taxes. These gains were offset by a higher provision for loan losses and higher noninterest expense, mainly driven by increases in salaries and employee benefits expense and occupancy and equipment expense.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 3Q'19 vs. 3Q'18
	3Q'19	3Q'18	Amount	Percentage
Interest income:
Loans	$4,179	$3,798	$381	10.0%
Securities	338	276	62	22.5
Other	402	198	204	103.0
Total interest income	$4,919	$4,272	$647	15.1%

The increase in total interest income from the third quarter of 2018 to the third quarter of 2019 reflects growth in all categories of interest-earning assets and higher yields on loans, securities and other interest-earning assets.  Net loans have increased $26.8 million, or 9.3%, since the third quarter of 2018. The Company experienced a higher-than-normal level of loan payoffs, at $43.2 million through September 30, 2019 which was partly due to the repurchase of $9.4 million in loan participations during the first quarter of 2019.  Excess cash continues to be deployed in federal funds sold and interest-bearing accounts at other financial institutions.

Interest expense:
(dollars in thousands)			Change 3Q'19 vs. 3Q'18
	3Q'19	3Q'18	Amount	Percentage
Total interest expense	$939	$662	$277	41.8%

The increase in the Company’s cost of funds for the third quarter of 2019 compared to the third quarter of 2018 was driven by growing balances of time deposits and money market accounts and higher rates paid on those deposits. For the quarter ended September 30, 2019, the average balance of total interest-bearing deposits increased $47.7 million, or 18.1%, while the average rates paid on total interest-bearing deposits increased twenty basis points, when compared to the same period a year ago.

Net Interest Margin

Compared to the third quarter of 2018, the decline in the net interest margin is generally attributed to two factors. The increase in rates paid on interest-bearing liabilities significantly outpaced the increase in yields earned on interest-earning assets. Moreover, the average balance of interest-bearing liabilities increased $49.0 million quarter over quarter, not far behind the $56.8 million increase in the average balance of interest-earning assets.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectibility of the loan portfolio. The provision for loan losses for the three months ended September 30, 2019 was $241,000, compared to $135,000 for the three months ended September 30, 2018.  The provision for loan losses for the third quarter of 2019 mostly reflects reserves taken on $15.9 million in net funded loan growth during the quarter.   Management believes that the allowance for loan losses, which was $4.0 million or 1.25% of total loans, at September 30, 2019, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)			Change 3Q'19 vs. 3Q'18
	3Q'19	3Q'18	Amount	Percentage
Service charges and fees on deposit accounts	$74	$83	$(9)	(10.8)%
Mortgage banking revenue	151	124	27	21.8
Income from bank-owned life insurance	46	11	35	318.2
Other income	151	120	31	25.8
Total noninterest income	$422	$338	$84	24.9%

Noninterest income consists of service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance, and other income. The increase in noninterest income during the third quarter of 2019 is attributed to higher mortgage banking revenue, income from bank-owned life insurance and interchange income (before direct expenses) from ATM/debit cards.  The Company increased its investment in bank-owned life insurance during the fourth quarter of 2018  which has resulted in higher income earned on this asset.  These increases were partially offset by a decline in service charges and fees on deposit accounts due to lower volume of non-sufficient funds fees, when compared to 2018.

Noninterest expense
(dollars in thousands)			Change 3Q'19 vs. 3Q'18
	3Q'19	3Q'18	Amount	Percentage
Salaries and employee benefits	$1,575	$1,341	$234	17.4%
Occupancy and equipment	373	237	136	57.4
Professional fees	79	86	(7)	(8.1)
Marketing	172	193	(21)	(10.9)
FDIC Assessment	6	38	(32)	(84.2)
Software maintenance and amortization	188	167	21	12.6
Other	488	396	92	23.2
Total noninterest expense	$2,881	$2,458	$423	17.2%

The key driver of the increase in total noninterest expense is salaries and employee benefits. The Company had seventy-one full-time equivalent employees at September 30, 2018 compared to ninety at September 30, 2019. Approximately 72.2% of the increase in salaries and employee benefits is related to staffing  the Lakeland office.

Higher occupancy and equipment expense also contributed to the growth in noninterest expense due primarily to the added expenses from the Company's new office in Lakeland, Florida and the Company's new lease at Timberlane Road that includes revised terms and additional space.  Compared to the third quarter of 2018, lease expense was up $48,000 while depreciation expense increased $56,000.

The increase in other noninterest expense is primarily attributed to higher travel and entertainment expense related to the opening of the Lakeland office and small incremental increases in numerous expense categories, all expected from a growing company.

These increases were partially offset by a $7,000 decrease in professional fees, a $21,000 decrease in marketing expenses, and a $32,000 decrease in FDIC deposit insurance.  The decrease in the Company's FDIC assessment was a result of a credit toward the Bank's quarterly assessment.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $316,000 for the three months ended September 30, 2019, compared to income taxes of $337,000 for the three months ended September 30, 2018, with the decrease attributed to higher pre-tax earnings in 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

Earnings Summary
(dollars in thousands)
	Nine Months Ended		Change 2019 vs. 2018
	September 30, 2019	September 30, 2018	Amount	Percentage
Net Interest Income	$11,426	$10,261	$1,165	11.4%
Provision for loan losses	585	544	41	7.5
Noninterest income	1,246	962	284	29.5
Noninterest expense	8,657	6,996	1,661	23.7
Income Taxes	835	909	(74)	(8.1)
Net Income	$2,595	$2,774	$(179)	(6.5%)

The $179,000, or 6.5%, decline in net income for the nine-month period ended September 30, 2019 resulted from higher noninterest expense, with 45.0% of that increase attributed to our expansion in Lakeland.  Increases in net interest income and noninterest income and a decrease in income taxes were not enough to offset the growth in noninterest expense.

Net Interest Income

The Company's operating results depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
	Nine Months Ended		Change 2019 vs. 2018
	September 30, 2019	September 30, 2018	Amount	Percentage
Interest income:
Loans	$11,951	$10,615	$1,336	12.6%
Securities	967	851	116	13.6
Other	1,111	354	757	213.8
Total interest income	$14,029	$11,820	$2,209	18.7%

Comparing the nine-month periods ending September 30, 2019 and 2018, total interest income benefited in 2019 from higher balances and higher yields across all categories of interest-earning assets. The $757,000 increase in other interest income reflects a short-term shift in the interest-earnings assets mix as the Company has experienced higher levels of liquidity in 2019.

Interest expense:
(dollars in thousands)	Nine Months Ended		Change 2019 vs. 2018
	September 30, 2019	September 30, 2018	Amount	Percentage
Total interest expense	$2,603	$1,559	$1,044	67.0%

Comparing the nine-month periods, the average balance of interest-bearing deposits has increased $51.9 million, or 21.2%, while the average rate paid on deposits has increased thirty-two basis points.  In light of the two recent rate cuts by the Federal Reserve Bank in July and September of 2019, the Company recently made some strategic rate reductions on certain products to stabilize its cost of funds.

Net Interest Margin

Our net interest margin was 3.65% for the nine months ended September 30, 2019, a decrease of eighteen basis points over the same period in 2018. The decrease in the margin compared to 2018 reflects a temporary shift in our earning assets mix toward lower yielding interest-earning assets due to excess liquidity and an increase in the overall cost of funds.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision for loan losses is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market area, and other factors related to our historic loss experience and the collectability of the loan portfolio. The provision for loan losses for the nine months ended September 30, 2019 was $585,000, compared to $544,000 for the nine months ended September 30, 2018.  The provision for loan losses in 2019 mostly reflects higher specific reserves that were predominantly taken during the second quarter and modest loan growth in the third quarter while the provision for loan losses in 2018 primarily reflects reserves taken on funded loan growth. Management believes that the allowance for loan losses, which was $4.0 million or 1.25% of total loans, at September 30, 2019, is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)	Nine Months Ended		Change 2019 vs. 2018
	September 30, 2019	September 30, 2018	Amount	Percentage
Service charges and fees on deposit accounts	$213	$259	$(46)	(17.8%)
Mortgage banking revenue	454	339	115	33.9
Income from bank-owned life insurance	136	32	104	325.0
Gain on sale of securities available for sale	7	-	7	N/A
Other income	436	332	104	31.3
Total noninterest income	$1,246	$962	$284	29.5%

With the exception of service charges and fees on deposit accounts, all categories of noninterest income increased over the nine-month period in 2018. Mortgage banking revenue increased due to the increase in the number of loan originated, the average balance per loan originated, and the average profitability per loan originated.  Income from bank-owned life insurance increased from 2018 due to an increased investment in this asset during the fourth quarter of 2018.  The increases in other income from 2018 are mostly attributed to higher interchange income, before direct expenses, from ATM/debit cards due to increased transaction volume.

Noninterest expense
(dollars in thousands)	Nine Months Ended		Change 2019 vs. 2018
	September 30, 2019	September 30, 2018	Amount	Percentage
Salaries and employee benefits	$4,711	$3,787	$924	24.4%
Occupancy and equipment	1,075	698	377	54.0
Professional fees	262	267	(5)	(1.9)
Marketing	565	533	32	6.0
FDIC Assessment	93	112	(19)	(17.0)
Software maintenance and amortization	507	474	33	7.0
Other	1,444	1,125	319	28.4
Total noninterest expense	$8,657	$6,996	$1,661	23.7%

Compared to the nine months ended September 30, 2018, the key drivers of the increase in total noninterest expense were higher salaries and employee benefits expense, occupancy and equipment expense, and other noninterest expense.  Nearly half of the increase in total noninterest expense is attributed to higher salaries and employee benefits expense.  The Company had seventy-one full-time equivalent employees at September 30, 2018 compared to ninety full-time equivalent employees at September 30, 2019 . The increase in employees is mostly attributed to staffing the Lakeland office.  The increase in occupancy and equipment expense is predominantly due to costs associated with the new office in Lakeland, Florida which accounted for $169,000, or 44.8%, of the year-to-date increase in occupancy expense.  Also contributing to the increase in occupancy expense is the Company's new lease at its Timberlane Road location, which included revised terms and additional space, resulting in a $98,000 increase in rent expense. Key drivers of the increase in other noninterest expense are travel expense, printing and supplies expense, board related expense and ATM network expense.  As of September 30, 2019, the year-to-date noninterest expenses attributed to the Lakeland office approximated $747,000 and accounted for approximately 45.0% of the increase in total noninterest expense.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $835,000 for the nine months ended September 30, 2019, compared to income taxes of $909,000 for the nine months ended September 30, 2018, with the decrease attributed to higher pre-tax earnings in 2018.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At September 30, 2019, the Bank had access to approximately $61.8 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $18.8 million in unsecured lines of credit maintained with correspondent banks. As of September 30, 2019, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $5.4 million at September 30, 2019 and $8.3 million at December 31, 2018.  Additionally, the value of securities pledged to a repurchase account  was $1.7 million at September 30, 2019. Our primary liquid assets, excluding assets pledged to the QPD program and the repurchase account, accounted for 27.4% and 21.2% of total assets at September 30, 2019 and December 31, 2018, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and large deposits. At September 30, 2019, total deposits were $421.2 million, of which $24.0 million were in certificates of deposits greater than or equal to $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $55.0 million at September 30, 2019, compared to $50.8 million at December 31, 2018.  This increase was primarily attributable to a $2.2 million increase in retained earnings and $873,000 in net proceeds from private a private placement of stock.

At September 30, 2019, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.24% Tier 1 Leverage Capital Ratio, a 12.95 % Equity Tier 1 Risk-Based Capital Ratio, a 12.95% Tier 1 Risk-Based Capital Ratio, and a 14.15% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at September 30, 2019 and December 31, 2018 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2019
Tier 1 Leverage Capital	$43,068	9.24%	$18,636	4.00%	$23,295	5.00%
Common Equity Tier 1 Risk-based Capital	43,068	12.95	14,968	4.50	21,620	6.50
Tier 1 Risk-based Capital	43,068	12.95	19,957	6.00	26,610	8.00
Total Risk-based Capital	47,050	14.15	26,610	8.00	33,262	10.00

As of December 31, 2018
Tier 1 Leverage Capital	$37,805	9.28%	$16,288	4.00%	$20,360	5.00%
Common Equity Tier 1 Risk-based Capital	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Risk-based Capital	37,805	12.90	17,587	6.00	23,449	8.00
Total Risk-based Capital	41,466	14.15	23,449	8.00	29,311	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending September 30, 2019 for a discussion of off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2019, the Company issued 975 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $20,000.  These shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Also, during the third quarter of 2019, the Company completed a private placement stock offering in the Lakeland, Florida market. The Company issued 44,600 shares and raised $873,000, net of expenses. These shares were issued pursuant to the private placement exemption contained in Rule 506(b) of Regulation D, promulgated under the Securities Act of 1933.

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

November 13, 2019
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
November 13, 2019
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, and Principal Financial Officer