Form 10-K
period 2019-12-31
Prime Meridian Holding Co
filed 2020-03-24
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road, Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (850) 907-2300

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

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

YES ☐      NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $20.26 per share selling price of the common stock on June 30, 2019 was $50,378,212. As of March 18, 2020, there were 3,126,304 issued and outstanding shares of the Registrant’s common stock.

Prime Meridian Holding Company

2019 Form 10-K Annual Report

Part I

Item 1.  Business

General Description of Business

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. In this report, the terms “Company,” “we,” “us,” or “our” mean PMHG and its subsidiary. Since opening in 2008, the Bank has conducted a general banking business and has grown to 88 full-time equivalent (“FTE”) employees as of December 31, 2019. We operate under the supervision and regulations of the FDIC, the Board of Governors of the Federal Reserve System ("Federal Reserve"), and the State of Florida Office of Financial Regulation ("OFR").

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

These core principles and the Bank’s three-way test (Is it right by the client? Is it right by the Bank? Is it legally, morally, and ethically correct?) also serve as the foundation for our motto, “Let’s think of a few good reasons why it CAN be done!” which is an overarching concept for our Company and team. We stress the question “Why?” because, while we clearly recognize that “how” is imperative, without understanding “why” something should be done, “how it can be done” does not necessarily matter. Our mission statement is also supported by our core principles: “Building bankers to serve our clients and community in order to optimize shareholder value.” As a result of our efforts and culture, we have been able to increase our asset and deposit base exclusively through organic growth thus far.

Location and Service Area

Prime Meridian Bank is headquartered in Tallahassee, Florida and offers a broad range of banking services to the Tallahassee Metropolitan Statistical Area (“MSA”) and the surrounding North and Central Florida and South Georgia areas. The Company is headquartered at 1471 Timberlane Road, Tallahassee, Florida 32312, its original office, which opened on February 4, 2008. The Bank also serves clients from a branch office located 1897 Capital Circle, NE, Tallahassee, Florida 32308 and from its branch office located at 2201 Crawfordville Highway, Crawfordville, Florida 32327, which opened in September, 2015. In April, 2019, the Company opened its fourth full-service branch office at 3340 South Florida Avenue, Lakeland, Florida 33830.

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. Claritas, using primarily United States Census Bureau data, estimates that the 2019 population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, is 393,126 and is expected to grow to 410,816, or 4.50%, by 2025. Tallahassee is the state capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. The Tallahassee MSA is furthermore home to over 70,000 college students with two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. The region is thought to be attractive for many types of economic development. The Economic Development Council of Tallahassee/Leon County previously identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment; (2) aviation and aerospace; (3) health sciences, medical education, training and research, and sports medicine; (4) information technology; (5) research and engineering; (6) transportation and logistics; and (7) advanced manufacturing.

According to the U.S. Department of Labor, the national unemployment rate and Florida’s unemployment rate were 3.4% and 2.5%, respectively, at December 31, 2019, while Leon County and Polk County's unemployment rate were reported at 2.5% and 3.0%, respectively. Any increases in unemployment rates could result in nonperforming loans and reduced asset quality.

In 2019, the Company began serving Polk County, Florida (the 8th largest county in the state) with the opening of its office in Lakeland, Florida during the second quarter. Lakeland, home to just over 100,000 residents, is located along the I-4 corridor between Orlando and Tampa. According to the Lakeland Chamber of Commerce, there are over 9 million people within a 100-mile radius of the city of Lakeland. In 2018, the U.S. Census Bureau ranked the Lakeland MSA as the 4th fastest growing metro area in the U.S. for 2017-2018.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit, Apple Pay, Bank-to-Bank transfers and online banking, we offer basic services which include demand interest-bearing and non-interest bearing accounts, savings accounts, money-market deposit accounts, health savings accounts (HSA), NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, enrollment in ICS and CDARS programs, debit cards, direct deposits, notary services, night depository, official checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, equipment loans, Small Business Administration (“SBA”) loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2019, the Bank did not have trust powers.

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

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, and business lines of credit. We also are actively engaged in Small Business Administration guaranteed financing to support local borrowers who might not otherwise qualify for conventional financing, which helps mitigate our credit risk and results in fee income if we sell the guaranteed portion. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our commercial and mortgage client relationships. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 67.4% of the Company's total assets at December 31, 2019.

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

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Residential real estate and home equity loans, accounting for 39.8% of the loan portfolio, and commercial real estate loans, comprising 27.7% of the loan portfolio, were the two largest categories of loans at December 31, 2019.

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

Residential Real Estate and Home Equity Loans. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans includes both owner-occupied residences and nonowner-occupied investment properties. The owner-occupied primary residence loans generally present lower levels of risk than commercial real estate loans; however, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers' financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 3-year, 5-year, 7-year, or 10-year adjustable rate mortgages; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market. The longer-term, fixed-rate loans are sometimes retained in the Company’s loan portfolio and are evaluated on a case by case basis.

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

Consumer and Other Loans. Our consumer portfolio is the smallest portion of our loan portfolio, representing 2.3% of our total loan portfolio at December 31, 2019. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. Therefore, both secured and unsecured consumer loans subject the Company to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed-interest and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are gathered principally from within our primary market area through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts (including “jumbo” certificates in denominations of $250,000 or more), and retirement savings plans. We consider the majority of our regular savings, demand, NOW, and money-market deposit accounts to be core deposits. The majority of our deposits are generated within the Leon County, Florida area. Our deposits are insured up to the maximum amount allowed by law by the FDIC. The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted on May 24, 2018 amended Section 29 of the Federal Deposit Insurance Act to except a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions. With this change in regulation, the Company now offers Certificate of Deposit Account Registry Service Insured Cash Sweep accounts.2019. The Bank had no brokered deposits at December 31, 2019 or 2018.

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

Employees

At December 31, 2019, PMHG had 88 full-time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The market for banking is highly competitive. Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the annual Summary of Deposits report produced by the FDIC, total deposits (excluding non-retail) in Leon, Polk, and Wakulla counties, Florida, grew to approximately $15.9 billion as of June 30, 2019. As of June 30, 2019, there were fourteen FDIC-insured financial institutions serving Leon County; only two of them, including PMHG, are headquartered in Leon County. As of June 30, 2019, according to the Summary of Deposits, the Company had a 4.59% share of the FDIC-insured deposits in Leon County. As of June 30, 2019, the Summary of Deposits reported that there were sixteen FDIC-insured institutions serving Polk County and that PMHG ranked number sixteen, with .08% share of the FDIC-insured deposits in Polk County. As of June 30, 2019, the Summary of Deposits reported that there were four FDIC-insured financial institutions serving Wakulla County and that PMHG ranked number three, with a 13.55 % share of the FDIC-insured deposits in Wakulla County.

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

Prime Meridian Holding Company

As a bank holding company, PMHG is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Federal Reserve. As such, the Company is required to file semi-annual reports and other information with the Federal Reserve regarding its business operations and those of its subsidiary. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank without prior approval of the Federal Reserve. The Company is further prohibited from merging or consolidating with another bank holding company without prior approval.

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

Capital

An international body known as the Basel Committee on Banking Supervision developed regulatory capital rules to implement capital standards (referred to as Basel III) and impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations, regardless of size, and bank holding companies and savings and loan holding companies with more than $3 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime.

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

Threshold Ratios
Common Equity
	Total	Tier 1	Tier 1	Tier 1
Capital	Risk-Based	Risk-Based	Risk-Based	Leverage
Category	Capital Ratio	Capital Ratio	Capital Ratio	Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	<8.00%	<6.00%	<4.50%	<4.00%
Significantly Undercapitalized	<6.00%	<4.00%	<3.00%	<3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Community banks are also subject to the following minimum capital requirements:

Minimum CET1 ratio	4.50%

Capital conversion buffer	2.50%

Minimum tier 1 capital	6.00%

Minimum total capital	8.00%

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

Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the institution in question is considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under-capitalized,” or “critically undercapitalized.” Generally, as an institution is deemed to be less well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors, could change the capital position of the Bank in a relatively short period of time. Failure to meet these capital requirements could subject the Bank to prompt corrective action provisions of the FDIC, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.

As of December 31, 2019, the Bank was considered to be “well capitalized” with a 9.31% Tier 1 Leverage ratio; a 13.24% Common Equity Tier 1 Risk-based Capital ratio, a 13.24% Tier 1 Risk-based Capital ratio, and a 14.49% Total Risk-based Capital ratio.

The Federal banking regulatory agencies have adopted a rule to simplify the methodology for measuring capital adequacy for smaller, uncomplicated banks. This community bank leverage ratio (“CBLR”) is calculated as the ratio of tangible equity capital divided by average total consolidated assets. CBLR tangible equity is defined as total equity capital, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carryforwards, goodwill, and other intangible assets (other than mortgage servicing assets. Under the proposal, beginning in 2020, a qualifying organization may elect to use the CBLR framework if its CBLR is greater than 9%. The Bank has/has not elected to use the CBLR framework because it would not receive any material benefit with respect to compliance or reporting.

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

Maximum Payout
Ratio (as a % of
the Previous Four
Capital Conservation Buffer	Quarters of Net
(as a percentage of risk weighted assets)	Income)

Greater than 2.5%	No payout limitation
Less than or equal to 2.5% and greater than 1.875%	60%
Less than or equal to 1.875% and greater than 1.25%	40%
Less than or equal to 1.25% and greater than 0.625%	20%
Less than or equal to 0.625%	0%

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB has focused its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, and the Fair Debt Collection Practices Act. The CFPB requires lenders to verify borrowers’ income and ability to repay loans and simplify the disclosures borrowers receive when taking out a loan.

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

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to general business and economic conditions, particularly the economy of the Tallahassee MSA. The local economy is heavily influenced by government, education, real estate, and other service-based industries. Factors that could affect the local economy include declines in government spending, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather, health epidemics, and a significant decline in real estate values. A sustained economic downturn could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings.

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

At December 31, 2019, our one-year interest rate sensitivity position was slightly asset sensitive, such that a gradual increase in interest rates during the next twelve months would have a positive impact on our net interest income. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our client base with more attractive options.

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

Our commercial real estate, residential real estate and home equity, construction, commercial, and consumer and other loans at December 31, 2019, were $ 94.7 million, $135.9 million, $33.6 million, $69.8 million, and $7.6 million, respectively, or 27.7%, 39.8%, 9.8%, 20.4%, and 2.3% of total loans. Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

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

There are a number of national and regional financial institutions that compete with us in our primary service areas. By virtue of their larger capital resources, such institutions have significantly greater lending limits than we have, and these financial institutions have the ability to offer a greater mix of financial products and services than we are able to provide. In addition, we are also competing with other financial institutions, such as savings and loan associations and credit unions, for deposits and loans. Most of our competitors benefit from a more established market presence, greater capital, and a larger asset and lending base. As a result, we cannot anticipate the extent to which such competition may negatively affect our ability to operate profitably.

Our lending limit per borrower will continue to be lower than many of our competitors which may discourage potential clients and limit our loan growth.

The Bank's legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2019, our legal lending limit for loans was approximately $11.7  million to any one borrower on a secured basis and $ 7.0 million on an unsecured basis. Furthermore, management has an established in-house lending limit of $5.0 million for any single secured loan or loan relationship and an in-house limit of $1.0 million for any single unsecured loan or loan relationship as of December 31, 2019. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2019, approximately 77.3% of our gross loan portfolio (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

The effects of widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Widespread health emergencies, such as the recent global COVID-19 pandemic, can disrupt our operations through their impact on our employees, clients and their businesses, and the communities in which we operate. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

LEGAL AND REGULATORY RISKS

We are subject to government regulation and monetary policy that could constrain our growth and profitability.

We are subject to extensive federal government supervision and regulations that impose substantial limitations with respect to lending activities, purchases of investment securities, the payment of dividends, and many other aspects of the banking business. Many of these regulations are intended to protect depositors, the public, and the FDIC but not our shareholders. The banking industry is heavily regulated. We are subject to examinations, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain activities of the Bank. Banking regulations are primarily intended to protect the Bank Insurance Fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies. Federal economic and monetary policy may also affect our ability to attract deposits, make loans, and achieve our planned operating results.

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

The Financial Accounting Standards Board (“FASB”) has issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model. This model is commonly referred to as the Current Expected Credit Loss (“CECL”). Under CECL, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model may affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

CECL was originally set to become effective for the Company for fiscal years beginning after December 15, 2019.  However, on October 16, 2019, FASB approved an Accounting Standards Update that grants private companies, non-for-profit organizations and certain small public companies until January, 2023 to implement this ASU. The Company is classified as a small reporting company who would qualify for this additional time to implement this ASU. The Company is still in the process of determining the effect of the ASU on its consolidated financial statements.

RISKS RELATED TO OWNERSHIP OF SHARES OF OUR COMMON STOCK

The limited trading market may make it difficult for you to sell your shares in the future.

Shares of our common stock trade on the OTCQX market under the symbol, “PMHG.” However, there is limited trading activity in our common stock which may make it difficult for you to sell your shares and may depress the prices at which you would be able to sell your shares. A public market having depth and liquidity depends on having enough buyers and sellers at any given time. Without an active trading market, shareholders may find it difficult to find buyers for their shares. The price at which you may be able to sell your shares may also be subject to volatility due to the size of, and activity in, the market for them. Investors should be aware that they may be required to bear the financial risks of this investment for an indefinite period of time.

Our Board of Directors owns a significant percentage of our shares and will be able to make decisions to which you may be opposed.

As of March 18, 2020, the Company’s directors and executive officers as a group owned 665,758 shares of common stock, or 21.3% of our outstanding common stock. In addition, the directors and executive officers have stock options to acquire 96,107 shares of common stock, which, if fully exercised, would result in them owning 23.64% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

We may face statutory restrictions on our ability to pay dividends in the immediate future.

In January 2020, the Board of Directors declared an annual dividend of $0.12 per share on our common stock, payable on March 3, 2020 to shareholders of record on February 13, 2020. PMHG’s ability to pay dividends to our shareholders depends on our retention of capital from our stock offerings and our possible receipt of dividends from the Bank. The Bank is also subject to restrictions on dividends as a result of banking laws, regulations, and policies. If PMHG has not retained sufficient capital and the Bank elects not to, or is unable to, pay dividends to PMHG, it is unlikely that PMHG will be able to pay dividends to its shareholders.

Item 1B               Unresolved Staff Comments

None.

Item 2                  Properties

We operated out of four facilities during the year ended December 31, 2019 .

Location	Use	Own or Lease	Year First Occupied

1897 Capital Circle NE Tallahassee, Florida 32308	Executive office and headquarters of the Company and main office and operations center of the Bank(1)	Own	2012

1471 Timberlane Road Tallahassee, Florida 32312	Branch office of the Bank	Lease	2007

2201 Crawfordville Highway Crawfordville, Florida 32327	Branch office of the Bank	Own	2016

3340 South Florida Avenue Lakeland, Florida 33803	Branch office of the Bank	Own	2019(2)

(1)	The Company moved its executive office and headquarters to its Timberlane Road office on March 20, 2020.
(2)	The Bank purchased this facility on February 15, 2019 and opened this branch office in April, 2019.

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

Item 5                  Market for Registrant’s Common Equity, Related Stockholder’s Matters and Issuer Purchases of Equity Securities

The Company's stock is traded on the OTCQX, an interdealer quotation system, under the symbol "PMHG."  As of March 18, 2020, there were 340 record holders of common stock.  Quoations on the OTCQX reflect interdealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.  During the fourth quarter of 2019, the Company issued 1,073 shares to its Directors and 200 options were exercised by employees.  These sales were made in accordance with SEC Rule 701, as they were part of the compensation paid to employees and directors.

Share Repurchase

We did not repurchase any shares of our common stock in 2019. On March 11, 2020, the Company's Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company's ordinary shares, inclusive of commission and fees. As of March 20, 2020, the Company repurchased and retired a total of 71,814 shares at a weighted average price per share of $14.80 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, was $1,062,868.

Stock Plans

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:                  Selected Financial Data

The following table is a presentation of summary financial data for PMHG as of December 31, 2019, 2018, and 2017 and for the years ended December 31, 2019, 2018, and 2017. The following Selected Financial Data should be read in conjunction with the other financial disclosures and discussions contained elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in future periods.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017
Balance Sheet Data:
Total assets	$500,861	$401,702	$347,180
Total loans, net	337,710	290,113	250,259
Total deposits	438,264	349,067	298,297
Total stockholders' equity	55,868	50,820	46,973

Income Statement Data:
Net interest income	$15,417	$13,927	$11,770
Provision for loan losses	1,131	591	256
Noninterest income	1,534	1,155	1,153
Noninterest expense	11,186	9,229	8,115
Income taxes	1,092	1,220	1,735
Net earnings	3,542	4,042	2,817

Per Common Share Outstanding Data:
Basic net earnings per common share	$1.12	$1.29	$1.04
Diluted net earnings per common share	1.12	1.29	1.04
Book value per common share	17.51	16.19	15.06
Common shares outstanding	3,191,288	3,138,945	3,118,977
Average common shares outstanding:
Per basic:	3,155,891	3,125,689	2,704,382
Per diluted:	3,159,635	3,131,546	2,711,699
Performance Ratios:
Return on average assets	0.78%	1.07%	0.85%
Return on average equity	6.66	8.43	7.17
Net interest margin	3.57	3.81	3.68

Asset Quality Ratios:
Allowance to loans	1.29%	1.25%	1.24%
Allowance for loan losses to nonperforming loans	170.36	1,070.47	2,340.30
Nonperforming loans to total loans	0.76	0.12	0.05
Nonperforming assets to total assets	0.52	0.09	0.04
Net (charge-offs) recoveries to average loans	(0.12)	(0.02)	0.00
Troubled debt restructurings to total loans	0.28	0.22	0.09

Capital Ratios:
Total risk-based capital ratio (Bank)	14.49%	14.15%	14.01%
Tier 1 risk-based capital ratio (Bank)	13.24	12.90	12.80
Common equity Tier 1 risked-based capital ratio (Bank)	13.24	12.90	12.80
Tier 1 leverage capital ratio (Bank)	9.31	9.28	9.48
Total equity to total assets (Bank)	11.15	12.65	13.53

Other Data:
Number of full-time employees	88	79	71
Number of full-service branch offices	4	3	3

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

As of December 31, 2019, 60.5% of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose less interest rate risk in a rising interest rate environment. Of these loans, $60.4 million, or 17.7% have interest rate ceilings in place which protects the borrower from rising interest rates. The majority of our loans with ceilings in place are residential mortgage loans. Also, as of December 31, 2019, 41.3% of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of a fixed-rate loan portfolio in a rising interest rate environment. If interest rates increase, however, borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable rate borrower’s ability to continue servicing debt. On the other hand, loans totaling $191.9 million, or approximately 56.2% of our total loan portfolio, have interest rate floors which will help protect our net interest margin in a decreasing rate environment.

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

Option Risk

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, year over year, the yield on the average balance of interest-earning assets decreased five basis points, while the average balance of interest-earning assets increased $66.2 million, or 18.1%. This in combination with the 22.4%, or $56.3 million, increase in the average balance of total interest-bearing liabilities and the 24 basis-point increase in the average cost of interest-bearing liabilities, resulted in a 24 point decrease in the net interest margin.

	For the Year Ended December 31,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$309,350	$15,884	5.13%	$283,967	$14,215	5.01%
Loans held for sale	6,677	304	4.55	5,385	254	4.72
Securities	51,951	1,309	2.52	46,866	1,131	2.41
Other(2)	64,058	1,489	2.32	29,625	634	2.14
Total interest-earning assets	432,036	$18,986	4.39%	365,843	$16,234	4.44
Noninterest-earning assets	24,761			13,445
Total assets	$456,797			$379,288

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$254,287	$2,445	0.96%	$218,921	$1,824	0.83%
Time deposits	52,962	1,115	2.11	32,665	483	1.48
Total interest-bearing deposits	307,249	3,560	1.16	251,586	2,307	0.92
Other borrowings	653	9	1.38	-	-
Total interest-bearing liabilities	307,902	$3,569	1.16%	251,586	$2,307	0.92
Noninterest-bearing deposits	91,016			78,061
Noninterest-bearing liabilities	4,707			1,709
Stockholders' equity	53,172			47,932
Total liabilities and stockholders' equity	$456,797			$379,288

Net earning assets	$124,134			$114,257
Net interest income		$15,417			$13,927
Interest rate spread			3.23%			3.52%
Net interest margin(3)			3.57%			3.81%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.40			1.45

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets.

Comparison of the years ended December 31, 2019 and 2018

Year ended December 31,			Change 2019 vs. 2018
(dollars in thousands)	2019	2018	Amount	Percent
Net Interest Income	$15,417	$13,927	$1,490	10.7%
Provision for Loan Losses	1,131	591	540	91.4
Noninterest income	1,534	1,155	379	32.8
Noninterest expense	11,186	9,229	1,957	21.2
Income Taxes	1,092	1,220	(128)	(10.5)
Net Income	$3,542	$4,042	$(500)	-12.4%

Net earnings for the year ended December 31, 2019, were $3.5 million or $1.12 per basic and diluted share compared to net earnings of $4.0 million, or $1.29 per basic and diluted share in 2018.

The $500,000, or 12.4%, decrease in net earnings is primarily attributed to increases in the provision for loan losses and noninterest expense. Increases in net interest income and noninterest income and a decrease in income tax expense helped offset the impact of the aforementioned factors.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $15.4 million for the year ended December 31, 2019, compared to $13.9 million for the year ended December 31, 2018.

Interest Income.

Year ended December 31,			Change 2019 vs. 2018
(dollars in thousands)	2019	2018	Amount	Percent
Interest income:
Loans	$16,188	$14,469	$1,719	11.9%
Securities	1,309	1,131	178	15.7
Other	1,489	634	855	134.9
Total interest income	$18,986	$16,234	$2,752	17.0%

Year over year, a higher volume of loans and other interest-earning assets was the key driver of the increase in total interest income.

Interest Expense.

Year ended December 31,			Change 2019 vs. 2018
(dollars in thousands)	2019	2018	Amount	Percent
Total interest expense	$3,569	$2,307	$1,262	54.7%

The increase in the Company’s cost of funds year over year was driven by growing balances of time deposits and money market accounts and higher rates paid on those deposits. For the year ended December 31, 2019, the average balance of interest-bearing deposits increased $55.7 million, or 22.1%, while the average rates paid on deposits increased 24 basis points. Management strategically began reducing rates in the fourth quarter of 2019 in tandem with the three rate cuts by the Federal Reserve in the latter part of 2019.

Provision for Loan Losses. For the year ended December 31, 2019, the provision for loan losses increased $540,000, or 91.4% in comparison to the year ended December 31, 2018. Approximately 48.6%, or $550,000, of the total provision is attributed to the Company’s 16.4% increase in net loans and 51.4%, or $581,000, is attributed to higher reserves taken on impaired and charged-off loans and overdrafts.

Noninterest Income

Year ended December 31,			Change 2019 vs. 2018
(dollars in thousands)	2019	2018	Amount	Percent
Service charges and fees on deposit accounts	$288	$333	$(45)	-13.5%
Debit card/ATM revenue, net	252	191	61	31.9
Mortgage banking revenue, net	667	447	220	49.2
Income from bank-owned life insurance	178	66	112	169.7
Gain on sale of debt securities available for sale	7	-	7	N/A
Other income	142	118	24	20.3
Total noninterest income	$1,534	$1,155	$379	32.8%

Year over year, there were increases in all categories of noninterest income, with the exception of service charges and fees on deposit accounts. The decrease in service charges and fees is primarily explained by lower overdraft activity in 2019. Income from bank-owned life insurance more than doubled from 2018 after the Bank purchased additional life insurance during the fourth quarter of 2018 to expand coverage on additional key personnel. Net revenue from debit card/ATM increased 31.9% in 2019 and now accounts for roughly 16.4% of total noninterest income.

The Bank also experienced significant growth in mortgage banking revenue due to an increased number of loans originated as well as an increase in average balances and average profitability per loan originated. In addition, wholesale brokerage fees from FHA loans experienced a year over year increase of $60,000, or 93.3%.

Noninterest Expense

Year ended December 31,			Change 2019 vs. 2018
(dollars in thousands)	2019	2018	Amount	Percent
Salaries and employee benefits	$6,095	$5,106	$989	19.4%
Occupancy and equipment	1,405	932	$473	50.8
Professional fees	374	374	$-	-
Marketing	743	677	$66	9.7
FDIC Assessment	119	163	$(44)	(27.0)
Software maintenance, amortization and other	692	634	$58	9.1
Other	1,758	1,343	$415	30.9
Total noninterest expense	$11,186	$9,229	$1,957	21.2%

The opening of the Company’s new office in Lakeland, Florida in April 2019 was a driving factor of the increase in noninterest expense, accounting for over half of the total increase. The Bank’s full-time equivalent employees increased from 79 at  December 31, 2018 to 88 at December 31, 2019, eight of which were located in Lakeland at December 31, 2019.

Approximately 49.5%, or $234,000, of the increase in occupancy and equipment expense is attributed to higher depreciation and lease expenses associated with the new lease to expand our Timberlane office while approximately 45.7%, or $216,000, of the increase can be attributed to the new Lakeland office. The increases in other noninterest expense can be attributed to a variety of reasons, but most notably are due to higher printing and supplies expense, travel and entertainment expense, and software expense.

These increases we partially offset by credit towards the Company’s FDIC assessment which resulted from the Deposit Insurance Fund Reserve Ratio exceeding it 1.38% threshold on June 30, 2019. This credit ultimately decreased the year-over-year assessment cost by $44,000.

The Company's operating efficiency ratio was negatively impacted by the 21.2%, or $2.0 million, increase in noninterest expense in 2019, increasing our efficiency ratio from 61.2% for the year ended December 31, 2018 to 66.0% for the year ended December 31, 2019.

Income Taxes

The provision for income taxes decreased $128,000 for the year ended December 31, 2019, compared to the year ended December 31, 2018.  The lower provision resulted from lower earnings before taxes for the year 2019, when compared to 2018.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume). As disclosed in the table below, the higher volume of loans was the primary driver of the increase in net interest income in 2019.

	Year Ended December 31, 2019 versus 2018
	Rate	Volume	Rate/Volume	Total

(in thousands)
Interest-earning assets:
Loans	$352	$1,334	$33	$1,719
Securities	50	123	5	178
Other interest-earning assets	55	737	63	855
Total	$457	$2,194	$101	$2,752

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$281	$295	$45	$621
Time deposits	205	300	127	632
Total Deposits	486	595	172	1,253
Other borrowings	-	-	9	9
Total	486	595	181	1,262
Total change in net interest income	$(29)	$1,599	$(80)	$1,490

FINANCIAL CONDITION

Average interest-earning assets increased $66.2 million from $365.8 million at December 31, 2018 to $432.0 million at December 31, 2019, primarily reflecting growth in both our loan portfolio as well as other interest-earning assets. Year over year, the average balance of portfolio loans grew 8.9% to $309.4 million at December 31, 2019, due solely to organic growth.

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

At December 31, 2019, our available-for-sale investment portfolio included U.S. Treasury notes, municipal securities, mortgage-backed securities, and asset-backed securities and had a fair market value of $61.3 million. At December 31, 2019 and 2018, our investment securities portfolio represented approximately 12.2% and 11.3% of our total assets, respectively. The average balance of investment securities increased 10.9%, or $5.1 million year over year, while the average yield on investment securities increased from 2.41% for the year ended December 31, 2018 to 2.52% for the year ended December 31, 2019. At December 31, 2019, we had no securities classified as held-to-maturity.

The following table sets forth the carrying amount of the investment portfolio as of the dates indicated:

	At December 31,
	2019	2018
(in thousands)
Available for Sale:
U.S. Government agency securities	$407	$799
Municipal securities	9,341	11,529
Mortgage-backed securities	45,803	-
Asset backed securities	5,782	33,056
Total debt securities available for sale	$61,333	$45,384

The carrying amount and weighted average yields for investments as of December 31, 2019 are shown below:

(dollars in thousands)	U.S. Government Agency	Municipal	Mortgage- Backed	Asset-Backed	Total	Weighted-Average Yields
Due within one year	$-	$368	$-	$-	$368	2.25%
Due in one to five years	407	972	-	-	1,379	2.13
Due in five to ten years	-	2,570	-	-	2,570	2.92
Due after ten years	-	5,431	-	5,782	11,213	2.91
No defined maturity	-	-	45,803	-	45,803	2.39
Total	$407	$9,341	$45,803	$5,782	$61,333	2.50%

* All securities are listed at actual yield and not on a tax-equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

We maintained investments of $6.5 million and $6.3 million in bank-owned life insurance policies at December 31, 2019 and 2018, respectively, due to attractive risk-adjusted returns and for protection against the loss of key executives, including our Chief Executive Officer Sammie D. Dixon and Senior Lender and Executive Vice President Chris L. Jensen, Jr. The Company increased its investment in bank-owned life insurance in 2018 in order to expand coverage to additional key personnel.

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

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients and community involvement, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loan portfolio where we saw growth across all portfolio classes in 2019. As of December 31, 2019, the Bank’s net loans were $337.7 million, representing 67.4% of total assets, compared to net loans of $290.1 million as of December 31, 2018, representing 72.2% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity. We have no loans to foreign borrowers.

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2019		2018		2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial	$94,728	27.7%	$82,494	28.1%	$79,565	31.5%
Residential and home equity	135,913	39.8	121,454	41.4	94,824	37.4
Construction	33,583	9.8	31,601	10.8	26,813	10.6
Total real estate mortgage loans	264,224	77.3	235,549	80.3	201,202	79.5

Commercial	69,770	20.4	51,018	17.4	44,027	17.4
Consumer and other loans	7,631	2.3	6,747	2.3	7,742	3.1
Total loans	341,625	100.0%	293,314	100.0%	252,971	100.0%
Less:
Net deferred loan fees	499		460		424
Allowance for loan losses	(4,414)		(3,661)		(3,136)
Loans, net	$337,710		$290,113		$250,259

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2019. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments.

(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Type of loans
Real estate mortgage loans:
Commercial	$5,138	$21,667	$67,923	$94,728
Residential and home equity	9,677	20,799	105,437	135,913
Construction	14,569	9,085	9,929	33,583
Total real estate mortgage loans	29,384	51,551	183,289	264,224
Commercial	27,379	25,674	16,717	69,770
Consumer and other loans	2,456	4,752	423	7,631
Total loans	$59,219	$81,977	$200,429	$341,625

Sensitivity. For loans due after one year or more, the following table presents the sensitivities to changes in interest rates at December 31, 2019:

(in thousands)	Fixed Interest Rate	Floating Interest Rate	Total
Type of loans
Real estate mortgage loans:
Commercial	$23,754	$65,836	$89,590
Residential and home equity	24,984	101,252	126,236
Construction	6,767	12,247	19,014
Total real estate mortgage loans	55,505	179,335	234,840
Commercial	17,701	24,690	42,391
Consumer and other loans	2,429	2,746	5,175
Total loans	$75,635	$206,771	$282,406

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with guidance on these standards. Fourteen loans and one overdraft account totaling $3.2 million were deemed to be impaired under the Bank’s policy at December 31, 2019, while nine loans totaling $1.2 million and two loans totaling $134,000 were deemed to be impaired under the Bank’s policy at December 31, 2018, and 2017, respectively.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2019, 2018, and, 2017, approximately 77.3%, 80.3%, and 79.5%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO also is relevant to the credit quality of a loan portfolio. As of December 31, 2019, 2018, and 2017, there were $2.6 million, $342,000, and $134,000, respectively, in nonperforming loans. We had no OREO at December 31, 2019, 2018, or 2017.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

	At December 31,
	2019	2018	2017
(dollars in thousands)
Total nonperforming loans	$2,591	$342	$134
OREO	-	-	-
Total nonperforming loans and foreclosed assets	$2,591	$342	$134
Total nonperforming loans as a percentage of total loans	0.76%	0.12%	0.05%
Total nonperforming assets as a percentage of total assets	0.52%	0.09%	0.04%

Loans restructured as troubled debt restructurings	$942	$641	$221
Troubled debt restructurings to loans	0.28%	0.22%	0.09%

Allowance for Loan Losses

As of December 31, 2019, our ALLL was allocated mostly to inherent loan losses using historical loss experience and qualitiative risk factors, but we also had a $414,000 allocation for specific loan losses. Our ALLL was allocated as follows, as of the indicated dates.

	As of December 31,
	2019		2018		2017
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
(dollars in thousands)
Commercial real estate	$1,046	27.7%	$917	28.1%	$894	31.5%
Residential real estate and home equity	1,573	39.8	1,397	41.4	1,097	37.4
Construction	415	9.8	391	10.8	331	10.6
Commercial	1,284	20.4	876	17.4	724	17.4
Consumer	96	2.3	80	2.3	90	3.1
Total loans	$4,414	100.0%	$3,661	100.0%	$3,136	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the years indicated:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
ALLL at beginning of year	$3,661	$3,136	$2,876
Charge-offs:
Construction	-	(3)	-
Commercial	(360)	(58)	-
Consumer	(66)	(20)	(35)
Total charge-offs	(426)	(81)	(35)
Recoveries:
Commercial	33	6	16
Consumer	15	9	23
Total recoveries	48	15	39
Provision for loan losses charged to earnings	1,131	591	256
ALLL at end of year	$4,414	$3,661	$3,136

Ratio of net (charge-offs) recoveries during the year to average loans outstanding during the year	(0.12)%	(0.02)%	-%
ALLL as a percentage of total loans at end of year	1.29%	1.25%	1.24%
ALLL as a percentage of nonperforming loans	170.4%	1,070.5%	2,340.3%

We believe that our ALLL at December 31, 2019, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Management believes that substantially all of our depositors are residents in our primary market area. Total deposits were $438.3 million at December 31, 2019, compared to $349.1 million at December 31, 2018, a $89.2 million, or 25.6%, increase. Noninterest-bearing deposits increased by $16.7 million, while interest-bearing deposits increased by $72.5 million.

The following table sets forth the distribution by type of our deposit accounts at the dates indicated:

	As of December 31,
	2019		2018
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
Deposit Types
Noninterest-bearing deposits	$96,807	22.1%	$80,097	23.0%
Money-market accounts	188,100	42.9	171,219	49.1
NOW	72,529	16.5	47,229	13.5
Savings	11,654	2.7	9,226	2.6
Subtotal	369,090	84.2	307,771	88.2

Time deposits:
0.00 - 0.50%	544	0.2	1,265	0.4
0.51 - 1.00%	8,032	1.8	5,747	1.6
1.01 - 1.50%	3,605	0.8	3,734	1.1
1.51 - 2.00%	5,813	1.3	7,365	2.1
2.01 - 2.50%	43,581	10.0	18,909	5.4
2.51 - 3.00%	7,599	1.7	4,276	1.2
Total time deposits	69,174	15.8	41,296	11.8

Total deposits	$438,264	100.0%	$349,067	100.0%

The following table presents the maturities of our time deposits of $250,000 or more as of December 31, 2019:

(in thousands)
Time Deposits >$250,000
Due in three months or less	$2,856
Due from three months to six months	4,044
Due from six months to one year	13,330
Due over one year	13,138
Total	$33,368

Borrowings

Deposits are the primary source of funds for our lending and investment activities and general business purposes. However, as an alternate source of liquidity, the Bank may obtain advances from the Federal Home Loan Bank of Atlanta, (“FHLB”) sell investment securities subject to our obligation to repurchase them, purchase federal funds from designated correspondent banks, and engage in overnight borrowings from the Federal Reserve, correspondent banks, or client repurchase agreements. The level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of the funds to satisfy the needs.

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2019, to borrow up to $64.9 million. There were no advances outstanding at December 31, 2019 or 2018.

Capital Adequacy

Stockholders’ equity was $55.9 million as of December 31, 2019, compared to $50.8 million as of December 31, 2018.  The Company announced on January 30, 2020, an annual dividend of $0.12 per share of common stock payable on March 3, 2020, to shareholders of record on February 13, 2020.

As of December 31, 2019, the Bank was considered to be “well capitalized” with a 9.31% Tier 1 Leverage ratio; a 13.24% Common Equity Tier 1 Risk-based Capital ratio and Tier 1 Risk-based Capital ratio, and a 14.49% Total Risk-based Capital ratio.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2019
Tier 1 Leverage ratio to Average Assets	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Capital to Risk-Weighted Assets	46,752	13.24	21,180	6.00	28,240	8.00
Total Capital to Risk-Weighted Assets	51,165	14.49	28,240	8.00	35,300	10.00

As of December 31, 2018:
Tier 1 Leverage ratio to Average Assets	$37,805	9.28%	$16,288	4.00%	$20,360	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Capital to Risk-Weighted Assets	37,805	12.90	17,587	6.00	23,449	8.00
Total Capital to Risk-Weighted Assets	41,466	14.15	23,449	8.00	29,311	10.00

Threshold Ratios
Common Equity
	Total	Tier 1	Tier 1	Tier 1
Capital	Risk-Based	Risk-Based	Risk-Based	Leverage
Category	Capital Ratio	Capital Ratio	Capital Ratio	Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	<8.00%	<6.00%	<4.50%	<4.00%
Significantly Undercapitalized	<6.00%	<4.00%	<3.00%	<3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

The Federal banking regulatory agencies adopted a rule to simplify the methodology for measuring capital adequacy for smaller, uncomplicated banks. The CBLR is calculated as the ratio of tangible equity capital divided by average total consolidated assets. CBLR tangible equity is defined as total equity capital, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carryforwards, goodwill, and other intangible assets (other than mortgage servicing assets. Under the proposal, beginning in 2020, a qualifying organization may elect to use the CBLR framework if its CBLR is greater than 9%. The Bank has not elected to use the CBLR framework because it would not receive any material benefit with respect to compliance or reporting.

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

The Bank’s liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities. Our primary liquid assets, excluding pledged securities, accounted for 25.0% and 21.2% of total assets at December 31, 2019 and 2018, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At December 31, 2019, the Bank had access to approximately $64.9 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $18.8 million in unsecured lines of credit maintained with correspondent banks. As of December 31, 2019, we had no borrowings under any of these lines. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $8.8 million at December 31, 2019. Securities valued at $2.2 million were also pledged towards one repurchase agreement at December 31, 2019.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit $250,000 and greater and other large deposits. At December 31, 2019, total deposits were $438.3 million, of which $33.4 million was in certificates of deposits greater than $250,000. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

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

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2019 and 2018.

	At December 31,
	2019	2018
(in thousands)
Commitments to extend credit	$7,905	$6,365
Construction loans in process	17,964	15,023
Unused lines of credit	46,042	43,719
Standby financial letters of credit	2,157	1,934
Standby performance letters of credit	328	378
Guaranteed accounts	1,378	1,330

Total off-balance sheet instruments	$75,774	$68,749

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.     Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Prime Meridian Holding Company

Tallahassee, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2008.

Tampa, Florida

March 24, 2020

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2019	2018
(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$9,024	$7,866
Federal funds sold	24,613	34,777
Interest-bearing deposits	41,445	5,395
Total cash and cash equivalents	75,082	48,038
Debt securities available for sale	61,333	45,384
Loans held for sale	6,193	4,767
Loans, net of allowance for loan losses of $4,414 and $3,661	337,710	290,113
Federal Home Loan Bank stock	404	355
Premises and equipment, net	7,744	4,656
Right of use lease asset	3,669	-
Deferred tax asset	362	502
Accrued interest receivable	1,137	1,034
Bank-owned life insurance	6,501	6,323
Other assets	726	530
Total assets	$500,861	$401,702

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$96,807	$80,097
Savings, NOW and money-market deposits	272,283	227,674
Time deposits	69,174	41,296
Total deposits	438,264	349,067

Other borrowings	1,254	-
Official checks	606	837
Operating lease liability	3,758	-
Other liabilities	1,111	978
Total liabilities	444,993	350,882

Commitments and contingencies (notes 4, 8, and 15)

Stockholders' equity:

Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,191,288 and 3,138,945 issued and outstanding	32	31
Additional paid-in capital	39,456	38,330
Retained earnings	16,180	13,015
Accumulated other comprehensive income (loss)	200	(556)
Total stockholders' equity	55,868	50,820
Total liabilities and stockholders' equity	$500,861	$401,702

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018
Interest income:
Loans	$16,188	$14,469
Securities	1,309	1,131
Other	1,489	634
Total interest income	18,986	16,234
Interest expense:
Deposits	3,560	2,307
Other borrowings	9	-
Total interest expense	3,569	2,307
Net interest income	15,417	13,927
Provision for loan losses	1,131	591
Net interest income after provision for loan losses	14,286	13,336
Noninterest income:
Service charges and fees on deposit accounts	288	333
Debit card/ATM revenue, net	252	191
Mortgage banking revenue, net	667	447
Income from bank-owned life insurance	178	66
Gain on sale of debt securities available for sale	7	-
Other income	142	118
Total noninterest income	1,534	1,155
Noninterest expense:
Salaries and employee benefits	6,095	5,106
Occupancy and equipment	1,405	932
Professional fees	374	374
Advertising	743	677
FDIC assessment	119	163
Software maintenance, amortization and other	692	634
Other	1,758	1,343
Total noninterest expense	11,186	9,229
Earnings before income taxes	4,634	5,262
Income taxes	1,092	1,220
Net earnings	$3,542	$4,042

Earnings per common share:
Basic	$1.12	$1.29
Diluted	$1.12	$1.29

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2019	2018
Net earnings	$3,542	$4,042
Other comprehensive income (loss):
Change in unrealized loss on debt securities available for sale:
Unrealized gain (loss) arising during the year	1,020	(348)
Reclassification adjustment for realized gain	(7)	-
Net change in unrealized gain (loss)	1,013	(348)
Deferred income tax expense (benefit) on above change	(257)	88
Total other comprehensive income (loss)	756	(260)
Comprehensive income	$4,298	$3,782

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2019 and 2018

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-in	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2017	3,118,977	$31	$37,953	$9,285	$(296)	$46,973

Net earnings	-	-	-	4,042	-	4,042

Dividends paid	-	-	-	(312)	-	(312)

Net change in unrealized loss on debt securities available for sale, net of income tax benefit of $88	-	-	-	-	(260)	(260)

Stock options exercised	17,150	-	172	-	-	172

Common stock issued as compensation to directors	2,818	-	60	-	-	60

Stock-based compensation	-	-	145	-	-	145

Balance at December 31, 2018	3,138,945	$31	$38,330	$13,015	$(556)	$50,820

Net earnings	-	$-	$-	$3,542	$-	$3,542

Dividends paid	-	-	-	(377)	-	(377)

Proceeds from sale of common stock, net of offering costs of $19	44,600	1	872	-	-	873

Net change in unrealized loss on debt securities available for sale, net of income taxes of $257	-	-	-	-	756	756

Stock options exercised	500	-	5	-	-	5

Common stock issued as compensation to directors	3,643	-	72	-	-	72

Issuance of restricted stock	3,600	-	-	-	-	-

Stock-based compensation	-	-	177	-	-	177

Balance at December 31, 2019	3,191,288	$32	$39,456	$16,180	$200	$55,868

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net earnings	$3,542	$4,042
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	647	520
Provision for loan losses	1,131	591
Net amortization of deferred loan fees	(39)	(36)
Deferred income taxes	(117)	(75)
Gain on sale of debt securities available for sale	(7)	-
Amortization of premiums and discounts on debt securities available for sale	301	390
Gain on sale of loans held for sale	(667)	(447)
Proceeds from the sale of loans held for sale	95,275	77,713
Loans originated as held for sale	(96,034)	(76,153)
Stock issued as compensation	72	60
Stock-based compensation expense	177	145
Income from bank-owned life insurance	(178)	(66)
Net increase in accrued interest receivable	(103)	(56)
Net change in operating leases	89	-
Net (increase) decrease in other assets	(196)	43
Net decrease in other liabilities and official checks	(98)	(95)
Net cash provided by operating activities	3,795	6,576
Cash flows from investing activities:
Loan originations, net of principal repayments	(48,689)	(40,409)
Purchase of debt securities available for sale	(33,638)	(2,474)
Principal repayments of debt securities available for sale	10,235	5,612
Proceeds from the sale of debt securities available for sale	4,245	-
Maturities and calls of debt securities available for sale	3,928	549
Purchase of Federal Home Loan Bank stock	(49)	(39)
Purchase of bank-owned life insurance	-	(4,500)
Purchase of premises and equipment	(3,735)	(304)
Net cash used in investing activities	(67,703)	(41,565)
Cash flows from financing activities:
Net increase in deposits	89,197	50,770
Net change in other borrowings	1,254	-
Proceeds from stock options exercised	5	172
Proceeds from sale of common stock, net of offering costs	873	-
Common stock dividends paid	(377)	(312)
Net cash provided by financing activities	90,952	50,630
Net increase in cash and cash equivalents	27,044	15,641
Cash and cash equivalents at beginning of year	48,038	32,397
Cash and cash equivalents at end of year	$75,082	$48,038
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$3,544	$2,276
Income taxes	$1,345	$1,217
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on debt securities available for sale, net of taxes	$756	$(260)
Right of use lease assets obtained in exchange for operating lease liabilities	$3,818	$-

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2019 and 2018 and for the Years Then Ended

(1)      Summary of Significant Accounting Policies

Organization. Prime Meridian Holding Company (“PMHG”) owns 100% of the outstanding common stock of Prime Meridian Bank (the "Bank") (collectively the "Company"). PMHG’s primary activity is the operation of the Bank. The Bank is a Florida state-chartered commercial bank. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of community banking services to individual and corporate clients through its four banking offices located in Tallahassee, Crawfordville, and Lakeland, Florida and its online banking platform.

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

At December 31, 2019 and 2018, the Company was required by law or regulation to maintain cash reserves with the Federal Reserve Bank, in noninterest-bearing accounts with other banks or in the vault in the amounts of $4,606,000 and $3,901,000 respectively.

Debt Securities. Debt securities may be classified as either trading, held-to-maturity or available-for-sale. Trading debt securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading debt securities are included immediately in earnings. Held-to-maturity debt securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale debt securities consist of securities not classified as trading debt securities or as held-to-maturity debt securities. Unrealized holding gains and losses on available-for-sale debt securities are excluded from earnings and reported in accumulated other comprehensive income (loss). Gains and losses on the sale of available-for-sale debt securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on debt securities available for sale are recognized in interest income using the interest method over the period to maturity or call date, if applicable.

Management evaluates debt securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale includes mortgage loans which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. For the years ended December 31, 2019 and 2018, gains on loans held for sale are reported on the consolidated statements of earnings under noninterest income in mortgage banking revenue.  At December 31, 2019, loans held for sale were $6,193,000 compared to $4,767,000 at December 31, 2018. At December 31, 2019 and 2018, fair values exceeded book values in the aggregate.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms that a loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company's accounting policies or methodology during the years ended December 31, 2019 and 2018.

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

Bank-Owned Life Insurance (BOLI). The Company has purchased life insurance policies on certain key officers. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the consolidated balance sheet date, which is the cash surrender value adjusted for other charges or other amount due that are probable at settlement.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. As of December 31, 2019, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

The following describes valuation methodologies used for assets measured at fair value:

Debt Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government agency securities, municipal securities and mortgage-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

Debt Securities. Fair values for debt securities are based on the framework for measuring fair value (Level 2).

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

Stock-Based Compensation. The Company expenses the fair value of any stock options granted. The Company recognizes stock option compensation in the consolidated statements of earnings as the options vest. The market price of the Company's common stock at the date of the grant is used for restricted stock awards. For stock purchase plans, the Black-Scholes model is utilized to estimate the fair value of the award. The impact of forfeitures of share-based awards on compensation expense is recognized as forfeitures occur.

Comprehensive Income. GAAP requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net earnings, are components of comprehensive income.

Debit Card/ATM Revenue. Debit card/ATM revenue primarily includes interchange income from client use of consumer and business debit cards. Interchange income is paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card associations and based on cardholder purchase volumes. Also included in Debit card/ATM revenue is ATM foreign fee income and ATM non-client ACH credits. This revenue line is shown net of debit card fees and ATM program expenses.

Mortgage Banking Revenue. Mortgage banking revenue includes gains and losses on the sale of mortgage loans originated for sale, net of direct origination costs, and wholesale brokerage fees. The Company recognizes mortgage banking revenue from mortgage loans originated in the consolidated statements of earnings upon sale of the loans.

Reclassification. Certain amounts previously reported have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on earnings and stockholder's equity.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-2, Leases (Topic 842) which will require lessees to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effect of this ASU was to increase assets and liabilities by approximately $288,000 on January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326).  The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The Company will continue to use judgement to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other consolidated financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio.  These disclosures include qualitative and quanitative requirements that provide additional information about the amount recorded in the consolidated financial statements.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The ASU will take effect for fiscal years, and for interim periods within fiscal years, beginning after December 15, 2022 (as amended).  Early adoption is permitted.  The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)          Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update, Continued.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium.  Under current GAAP,  entities generally amortize the premium as an adjustment to yield over the contractual life of the instrument.  The amendments in this update require the premium to be amortized to the earliest call date.  No accounting change is required for securities held at a discount.  The ASU became effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim poeriod.  An entity should apply the amendments in this update on a modified retrospective basis through a cumulative -effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The adoption of this guidance had no impact on the Company's consolidted financials statements.

In June 2018, The FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvmetns to Nonempmployee Share-Based Payment Accounting.  The  ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments.  The ASU expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods and services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.  The ASU supersedes Subtopic 505-50, Equity  - Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those finsal years.  Early adoption is permitted.  The Company is currently evaluating the impact of the ASU, if any, on its consolidated financial statments.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13").  ASU 2018-13 removes, modifies, and adds certain disclosure reqirements associated with fair value measurements.  ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginnning after December 15, 2019.  The removed and modified disclosures will be adopted on a prospective basis.  Early adoption is permitted upon issuance of this ASU.  The Company is currently evaluating the impact of the adoption of this ASU, which only affects the presentation of certain disclosures and is not expected to impact our results of operations, financial position, or liquidity.

(2)      Debt Securities Available for Sale

Debt securities have been classified according to management's intention. The carrying amount of securities and their fair values are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At December 31, 2019
U.S. Government agency securities	$408	$-	$(1)	$407
Municipal securities	9,332	81	(72)	9,341
Mortgage-backed securities	45,499	401	(97)	45,803
Asset-backed securities	5,825	14	(57)	5,782
Total	$61,064	$496	$(227)	$61,333

At December 31, 2018
U.S. Government agency securities	$815	$-	$(16)	$799
Municipal securities	11,580	62	(113)	11,529
Mortgage-backed securities	33,733	33	(710)	33,056
Total	$46,128	$95	$(839)	$45,384

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Debt Securities Available for Sale, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At December 31, 2019
U.S. Government agency securities	$407	$-	$407	$-
Municipal securities	9,341	-	9,341	-
Mortgage-backed securities	45,803	-	45,803	-
Asset-backed securities	5,782	-	5,782	-
Total	$61,333	$-	$61,333	$-

At December 31, 2018
U.S. Government agency securities	$799	$-	$799	$-
Municipal securities	11,529	-	11,529	-
Mortgage-backed securities	33,056	-	33,056	-
Total	$45,384	$-	$45,384	$-

During the years ended December 31, 2019 and 2018, no debt securities were transferred in or out of Levels 1, 2 or 3.

The scheduled maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
(in thousands)
At December 31, 2019
Due in less than one year	$367	$368
Due in one to five years	1,372	1,379
Due in five to ten years	2,578	2,570
Due after ten years	11,248	11,213
Mortgage-backed securities	45,499	45,803
Total	$61,064	$61,333

The following summarizes sales of debt securities available for sale:

	Year Ended December 31,
(in thousands)	2019	2018
Proceeds from sale of securities	$4,245	$-
Gross gains	28	-
Gross losses	(21)	-
Net gain on sale of securities	$7	$-

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)          Debt Securities Available for Sale, Continued

At December 31, 2019 and 2018, debt securities with a fair value of $10,983,000 and $8,311,000 respectively, were pledged as collateral for public deposits and for other borrowings with clients.

Debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At December 31, 2019
Debt Securities Available for Sale
U.S. Government agency securities	$(1)	$407	$-	$-
Municipal securities	(72)	3,814	-	-
Mortgage-backed securities	(56)	4,629	(41)	4,115
Asset-backed securities	(57)	3,901	-	-
Total	$(186)	$12,751	$(41)	$4,115

At December 31, 2018
Debt Securities Available for Sale
U.S. Government agency securities	$(2)	$242	$(14)	$557
Municipal securities	-	-	(113)	5,760
Mortgage-backed securities	(19)	983	(691)	30,061
Total	$(21)	$1,225	$(818)	$36,378

The unrealized losses on thirteen and thirty-nine debt securities at December 31, 2019 and 2018, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans

The segments and classes of loans are as follows:

	At December 31,
(in thousands)	2019	2018
Real estate mortgage loans:
Commercial	$94,728	$82,494
Residential and home equity	135,913	121,454
Construction	33,583	31,601
Total real estate mortgage loans	264,224	235,549

Commercial loans	69,770	51,018
Consumer and other loans	7,631	6,747
Total loans	341,625	293,314

Add (Less):
Net deferred loan costs	499	460
Allowance for loan losses	(4,414)	(3,661)
Loans, net	$337,710	$290,113

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

Residential and Home Equity. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans is generally on the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year, 5-year, 7-year, or 10-year adjustable rate mortgage; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

An analysis of the change in the allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Year Ended December 31, 2019
Beginning balance	$917	$1,397	$391	$876	$80	$3,661
Provision for loan losses	129	176	24	735	67	1,131
Net (charge-offs) recoveries	-	-	-	(327)	(51)	(378)
Ending balance	$1,046	$1,573	$415	$1,284	$96	$4,414

At December 31, 2019
Individually evaluated for impairment:
Recorded investment	$611	$965	$-	$1,631	$13	$3,220
Balance in allowance for loan losses	$-	$15	$-	$386	$13	$414

Collectively evaluated for impairment:
Recorded investment	$94,117	$134,948	$33,583	$68,139	$7,618	$338,405
Balance in allowance for loan losses	$1,046	$1,558	$415	$898	$83	$4,000

Year Ended December 31, 2018
Beginning balance	$894	$1,097	$331	$724	$90	$3,136
Provision for loan losses	23	300	63	204	1	591
Net (charge-offs) recoveries	-	-	(3)	(52)	(11)	(66)
Ending balance	$917	$1,397	$391	$876	$80	$3,661

At December 31, 2018
Individually evaluated for impairment:
Recorded investment	$611	$409	$-	$205	$6	$1,231
Balance in allowance for loan losses	$-	$-	$-	$205	$6	$211

Collectively evaluated for impairment:
Recorded investment	$81,883	$121,045	$31,601	$50,813	$6,741	$292,083
Balance in allowance for loan losses	$917	$1,397	$391	$671	$74	$3,450

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2019
Grade:
Pass	$92,586	$133,351	$32,374	$66,649	$7,576	$332,536
Special mention	1,531	1,597	1,209	1,197	55	5,589
Substandard	611	965	-	1,924	-	3,500
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$94,728	$135,913	$33,583	$69,770	$7,631	$341,625

At December 31, 2018
Grade:
Pass	$77,650	$118,368	$31,601	$47,858	$6,657	$282,134
Special mention	4,233	2,875	-	2,184	84	9,376
Substandard	611	211	-	976	6	1,804
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$82,494	$121,454	$31,601	$51,018	$6,747	$293,314

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

At December 31, 2019, there were ten loans over thirty days past due and accruing, no loans past due ninety days or more but still accruing and 12 loans on nonaccrual. Age analysis of past-due loans at December 31, 2019 and 2018 is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2019:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$94,728	$-	$94,728
Residential and home equity	569	-	-	569	134,379	965	135,913
Construction	82	-	-	82	33,501	-	33,583
Commercial loans	87	-	-	87	68,057	1,626	69,770
Consumer and other loans	-	5	-	5	7,626	-	7,631
Total	$738	$5	$-	$743	$338,291	$2,591	$341,625

At December 31, 2018:
Real estate mortgage loans:
Commercial
Residential and home equity	$-	$-	$-	$-	$82,494	$-	$82,494
Construction	134	30	-	164	121,129	161	121,454
Commercial loans	-	-	-	-	31,601	-	31,601
Consumer and other loans	98	-	-	98	50,745	175	51,018
Total	-	-	-	-	6,741	6	6,747
	$232	$30	$-	$262	$292,710	$342	$293,314

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2019:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	716	716	249	249	15	965	965	15
Commercial loans	508	508	1,123	1,123	386	1,631	1,631	386
Consumer and other loans	-	-	13	13	13	13	13	13
Total	$1,835	$1,835	$1,385	$1,385	$414	$3,220	$3,220	$414

At December 31, 2018:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	409	409	-	-	-	409	409	-
Commercial loans	-	-	205	205	205	205	205	205
Consumer and other loans	-	-	6	6	6	6	6	6
Total	$1,020	$1,020	$211	$211	$211	$1,231	$1,231	$211

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class is as follows:

	Average	Interest	Interest
	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received
Year Ended December 31, 2019
Commercial real estate	$611	$32	$32
Residential and home equity	753	5	7
Commercial	806	9	12
Consumer and other loans	3	-	-
Total	$2,173	$46	$51

(in thousands)
Year Ended December 31, 2018
Commercial real estate	$471	$16	$16
Residential and home equity	234	7	6
Commercial	172	2	7
Consumer and other loans	2	-	-
Total	$879	$25	$29

There were no collateral dependent impaired loans measured at fair value on a nonrecurring basis at December 31, 2019 or 2018.

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

As shown in the table below, the Company entered into three new TDRs during the year ended December 31, 2019 and one TDR during the year ended December 31,  2018.

	Year Ended December 31, 2019				Year Ended December 31, 2018
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
(in thousands)
Troubled Debt Restructurings:
Modified principal
Residential and home equity:	-	-	-	-	1	$619	$611	$611
Modified interest rate
Residential and home equity:	1	$65	$65	$65	-	-	-	-
Commercial	2	260	260	260	-	-	-	-
Total	3	$325	$325	$325	1	$619	$611	$611

All three of the TDRs entered into during the year ended December 31, 2019 did subsequently default while the one TDR entered into during the year ended December 31, 2018 did not subsequently default.  At December 31, 2019, the Company had $942,000 in loans identified as TDRs.

The Company grants the majority of its loans to borrowers throughout Leon County and Polk County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy of this area. The Company does not have any significant concentrations to any one industry or client.

 (continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)          Premises and Equipment

A summary of premises and equipment follows:

	At December 31,
	2019	2018
(in thousands)
Land	$1,704	$690
Buildings	4,960	3,736
Leasehold improvements	421	421
Furniture, fixtures and equipment	1,505	1,168
Computer and software	2,669	2,372
Construction in progress	833	40
Total, at cost	12,092	8,427
Less accumulated depreciation and amortization	(4,348)	(3,771)
Premises and equipment, net	$7,744	$4,656

The Company adopted ASU 2016-02, Leases on January 1, 2019 which resulted in the recognition of operating leases on the consolidated balance sheets in 2019 and forward. Right of use assets and lease liabilities are disclosed as separate line items in the consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term.

The Company's operating lease obligations are for the Company's office facilities located at its Timberlane Road, Tallahassee, Florida location. The term of the Lease is 15 years, with four options to renew for five years each. The Lease is a fully net lease, with the Company separately paying real and personal property taxes, all special and third-party assessments, common area maintenance charges, maintenance costs and insurance expenses. As of December 31, 2019, the Company estimates that its portion of expenditures for tenant improvements and furniture, fixtures, and equipment will not exceed $1,300,000.

The components of lease expense and other lease information as of and during the year ended December 31, 2019 are as follows:

Year Ended
December 31, 2019
(in thousands)
Operating lease cost	$239
Cash paid for amount included in the measurement of lease
liabilities operating cash flows from operating leases	$151

(in thousands)	At December 31, 2019
Operating lease right of use assets	$3,669
Operating lease liabilities	$3,758
Weighted average remaining lease term - operating lease (in years)	14.6
Weighted average discount rate	3.17%

Future minimum lease payments under non-cancellable leases as of December 31, 2019, reconciled to our operating lease liability presented on the consolidated balance sheet are as follows:

At December 31
(in thousands)	2019
2020	$294
2021	294
2022	294
2023	294
2024	294
Next five years and thereafter	3,273
Total future minimum lease payments	4,743
Less interest	(985)
Total	$3,758

The rent expense for the year ended December 31, 2019 was $312,000.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)           Premises and Equipment, continued.

On February 15, 2019, the Company purchased a new branch office location, located at 3340 South Florida Avenue, Lakeland, Florida. The purchase price of the property was $2.1 million.

(5)          Deposits

The aggregate amount of time deposits with a minimum denomination greater than $250,000 was approximately $33.4 million and $20.7 million at December 31, 2019 and 2018, respectively.

A schedule of maturities for all time deposits at December 31, 2019 is as follows:

(in thousands)
Year Ending December 31,	Amount
2020	$47,464
2021	18,280
2022	559
2023	2,168
2024	300
2039	403
Total	$69,174

(6)          Other Borrowings

The Company has pledged collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) for future advances which will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $64.9 million as of December 31, 2019 from the FHLB. There were no advances outstanding at December 31, 2019 or 2018. The Company also has available credit of $18.8 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank. Other borrowings at December 31, 2019 totaled $1,254,000 and consist of securities sold under agreements to repurchase. Securities totaling $2.2 million were pledged as collateral in connection with this agreement.

(7)          Income Taxes

The components of the income taxes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Current:
Federal	$987	$1,003
State	222	292
Total current	1,209	1,295

Deferred:
Federal	(94)	(65)
State	(23)	(10)
Total deferred	(117)	(75)
Total income taxes	$1,092	$1,220

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)          Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2019		2018
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
(dollars in thousands)
Income taxes at statutory rate	$973	21.0%	$1,105	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	157	3.4	223	4.2
Tax-exempt income	(69)	(1.5)	(62)	(1.2)
Stock-based compensation	-	-	(29)	(0.6)
Other nondeductible expenses	31	0.7	(17)	(0.2)
Total	$1,092	23.6%	$1,220	23.2%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	At December 31,
	2019	2018
(in thousands)
Deferred tax assets:
Allowance for loan losses	$972	$894
Organizational and start-up costs	30	40
Stock-based compensation	52	27
Unrealized losses on debt securities available for sale	-	188
Other	32	12
Deferred tax assets	1,086	1,161

Deferred tax liabilities:
Prepaid Expenses	(44)	(59)
Deferred loan costs	(426)	(380)
Premises and equipment	(185)	(220)
Unrealized gain on debt securities available for sale	(69)	-
Deferred tax liabilities	(724)	(659)
Net deferred tax asset	$362	$502

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2016.

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

Commitments to extend credit, construction loans in process and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those secured letters of credit totaled $680,000 at December 31, 2019.

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2019 is as follows:

At December 31,
2019
(in thousands)
Commitments to extend credit	$7,905
Construction loans in process	17,964
Unused lines of credit	46,042
Standby financial letters of credit	2,157
Standby performance letters of credit	328
Guaranteed accounts	1,378
Total off-balance sheet instruments	$75,774

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)            Stock Compensation Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015, and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2019, 272,267 stock options have been granted under the 2015 plan and 202,826 options are available for grant.

A summary of the activity in the Company’s 2015 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2017	11,540	$17.03
Options granted	252,917	19.91
Options forfeited	(1,000)	20.09
Outstanding at December 31, 2018	263,457	$19.78
Options granted	22,000	20.21
Forfeited	(13,190)	20.09
Outstanding at December 31, 2019	272,267	$19.80	7.8 years	$77,000
Exercisable at December 31, 2019	71,827	$18.97	6.2 years	$77,000

The fair value of shares vested and recognized as compensation expense was $158,000 for the year ended December 31, 2019 and $145,000 for the year ended December 31, 2018. The Company recognized an income tax benefit of $19,000 and $20,000 with respect to share-based compensation in 2019 and 2018, respectively. Att December 31, 2019, there was $539,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2015 Plan. The cost is expected to be recognized over a weighted-average period of 3.4 years.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2019	2018
Weighted average risk-free interest rate	1.88%	1.47-2.63%
Expected dividend yield	0.59%	0.41-0.50%
Expected stock volatility	9.90%	10.07-11.90%
Expected life in years	6.5	1.0-6.5
Per share fair value of options issued during year	$2.74	$1.08-$3.35

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

Notes to Consolidated Financial Statements, Continued

(9)           Stock Compensation Plans, Continued

2007 Stock Option Plan

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2017	22,200	$10.31
Options exercised	(17,150)	10.02
Options forfeited	(350)	10.00
Outstanding at December 31, 2018	4,700	$11.37
Options exercised	(500)	10.00
Options forfeited	(2,000)	10.72
Outstanding at December 31, 2019	2,200	$12.27	0.32 years	$17,000
Exercisable at December 31, 2019	2,200	$12.27	0.32 years	$17,000

At December 31, 2019, there was no unrecognized compensation expense related to non-vested, share-based compensation arrangements granted under the 2007 plan.

Directors' Plan

The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the OTCQX or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. In 2019, the Board used the greater of quarter-end book value and quarter-end volume weighted average market price to determine what the fair market value of Prime Meridian common stock was for purposes of the Directors’ Plan. The maximum remaining number of shares to be issued pursuant to the Directors’ Plan is limited to 51,640 shares, which is approximately 1.62% of the total shares outstanding as of the record date. In 2019 and 2018, our directors received 3,643 and 2,818 shares of common stock, respectively, in lieu of cash, under the Directors’ Plan.  The Company recognized expense of $72,000 and $60,000 during the years ended December 31, 2019 and 2018, with respect to the Director’s Plan.

Restricted Stock

The Company issued 3,600 restricted common stock shares to its CEO in the first quarter of 2019 as part of his bonus incentive earned for the Company's performance in 2018. One-third of the balance, or 1,200 shares, vest each year beginning February 21, 2020. Stockholders of unvested restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transaction follows:

		Wtd-Avg
	Number of	Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Non-vested restricted stock issued in 2019	3,600	$18.52	$67,000
Non-vested restricted stock outstanding at December 31, 2019	3,600	$18.52	67,000

During the year ended December 31, 2019, the Company recognized $19,000 as expense and had $48,000 in unrecognized expense to be recognized over a weighted-average period of 2.2 years.

(10)          Employee Benefit Plans

The Company sponsors a 401(k)-profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit-sharing plan are discretionary and determined annually. Contributions to the plan for the years ended December 31, 2019 and 2018 were $175,000 and $160,000, respectively.

In November 2018, the Company established non-qualified account balance deferred compensation plans to provide retirement benefits for certain officers of the Company. The Company is recognizing the expense of these plans as services are rendered using a discount rate of four percent and a retirement age of sixty-five. The Company’s expense in connection with these plans was $155,000 and $18,000 for the years ended December 31, 2019 and 2018, respectively. The accrued liability related to these agreements was $173,000 and $18,000 at December 31, 2019 and 2018, respectively. Such amounts are included in other liabilities in the accompanying consolidated balance sheets.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11)        Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following table summarizes these transactions:

	Year Ended December 31,
(in thousands)	2019	2018
Loans:
Beginning balance	$7,288	$5,870
Originated during the year	1,986	2,048
Remove retired Director	-	(400)
Principal repayments	(1,548)	(230)
Ending balance	$7,726	$7,288

Deposits at year-end	$7,079	$9,989

In addition, the Company purchases various insurance policies through a company that employs the spouse of one of our directors and former CFO. The premiums paid totaled $1.1 million and $739,000 in 2019 and 2018, respectively, and included health insurance premiums for employees.

(12)        Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		At December 31, 2019		At December 31, 2018
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$75,082	$75,082	$48,038	$48,038
Debt securities available for sale	2	61,333	61,333	45,384	45,384
Loans held for sale	3	6,193	6,296	4,767	4,842
Loans, net	3	337,710	342,435	290,113	283,068
Federal Home Loan Bank stock	3	404	404	355	355
Accrued interest receivable	3	1,137	1,137	1,034	1,034

Financial liabilities-
Deposits	3	438,264	439,208	349,067	349,416
Off-Balance Sheet financial instruments	3	-	-	-	-

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

In January 2020, the Board of Directors declared an annual dividend of $0.12 per share of common stock payable on March 3, 2020 to shareholders of record as of February 13, 2020.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2019, and 2018, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50% and 1.875%, respectively.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2019, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2019
Tier 1 Leverage ratio to Average Assets	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Capital to Risk-Weighted Assets	46,752	13.24	21,180	6.00	28,240	8.00
Total Capital to Risk-Weighted Assets	51,165	14.49	28,240	8.00	35,300	10.00

As of December 31, 2018:
Tier 1 Leverage ratio to Average Assets	$37,805	9.28%	$16,288	4.00%	$20,360	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	37,805	12.90	13,190	4.50	19,052	6.50
Tier 1 Capital to Risk-Weighted Assets	37,805	12.90	17,587	6.00	23,449	8.00
Total Capital to Risk-Weighted Assets	41,466	14.15	23,449	8.00	29,311	10.00

(15)        Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s financial statements. As of December 31, 2019, there is no pending or threatened litigation of which management is aware.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)          Earnings Per Share

Earnings per share (“EPS”) has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method:

	2019			2018
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Year Ended December 31,
Basic EPS:
Net earnings	$3,542	3,155,891	$1.12	$4,042	3,125,689	$1.29
Effect of dilutive securities-incremental shares from assumed conversion of options		3,744			5,857
Diluted EPS:
Net earnings	$3,542	3,159,635	$1.12	$4,042	3,131,546	$1.29

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(17)      Parent Company Only Financial Information

The Holding Company's unconsolidated financial information follows:

	December 31,
(in thousands)	2019	2018
Assets
Cash	$8,895	$13,551
Investment in subsidiary	46,953	37,249
Other assets	20	20
Total assets	$55,868	$50,820

Stockholders' Equity
Stockholders' equity	$55,868	$50,820
Total liabilities and stockholders' equity	$55,868	$50,820

Condensed Statements of Earnings	Year Ended December 31,
	2019	2018
(in thousands)
Revenues	$-	$-
Expenses	(501)	(632)
Income tax benefit	122	160
Loss before earnings of subsidiary	(379)	(472)
Net earnings of subsidiary	3,921	4,514
Net earnings	$3,542	$4,042

	Year Ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net Earnings	$3,542	$4,042
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(3,921)	(4,514)
Stock issued as compensation	72	60
Net cash used in operating activities	(307)	(412)
Cash flows from financing activities:
Proceeds from sale of common stock	873	-
Proceeds from stock options exercised	5	172
Net cash provided by financing activities	878	172
Cash flows from investment activities:
Cash dividend paid	(377)	(312)
Cash infusion to subsidiary	(4,850)	-
Net cash used by investing activities	(5,227)	(312)
Net decrease in cash	(4,656)	(552)
Cash at beginning of the year	13,551	14,103
Cash at end of year	$8,895	$13,551

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive income (loss) of subsidiary, net of change in
unrealized loss on debt securities available for sale, net of tax	$756	$(260)
Stock-based compensation expense of subsidiary	$177	$145

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)      Subsequent Events

On March 11, 2020, the Company's Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company's ordinary shares, inclusive of commission and fees. As of March 20, 2020, the Company repurchased and retired a total of 71,814 shares at a weighted average price per share of $14.80 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, was $1,062,868.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company consulted with an external consulting firm to assist in management’s evaluation of the adequacy of the Bank’s policies and procedures in the areas of internal operational controls and safeguarding of assets, and when applicable, compliance with regulatory guidelines. The Company and the consultant used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” to perform the assessment. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the year ended December 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.            Other Information

None.

Item 10.             Directors, Executive Officers and Corporate Governance

The Boards of Directors of the Company and the Bank are each composed of the same fifteen members. The members of both Boards of Directors are elected each year for one-year terms. Our shareholders elect the Company’s Board of Directors, while the Company (as the sole shareholder), elects the Board of Directors of the Bank. Executive officers of the Company and of the Bank are elected annually by the respective Boards of Directors.

Each member of the Board of Directors is an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Sammie D. Dixon, Jr., R. Randy Guemple, Chris L. Jensen, Jr., Kathleen C. Jones, and Michael A. Micallef, Jr.

The following table lists the names and ages of all directors and executive officers of the Company and the Bank and indicates all positions and offices with the Company and the Bank held by each person, as of March 8, 2020. Also included in the table is the year in which each person commenced service with the Company and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

				Year
				Joined
		Position with the	Position with the	Prime
Name	Age	Company	Bank	Meridian	Principal Occupation

Kenneth H. Compton	51	Director	Director	2019	CEO, Founder, Compton & Associates, Private Wealth Advisors
William D. Crona	71	Director	Director	2010	Financial Consultant, Investor & CPA
Sammie D. Dixon, Jr.	50	Vice Chairman, CEO, President	Vice Chairman, CEO, President, Director	2010	Chief Executive Officer & President
Steven L. Evans	72	Director	Director	2010	Retired IBM Executive
R. Randy Guemple	68	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer(1)
Chris L. Jensen, Jr.	63	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Kathleen C. Jones	66	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer
Robert H. Kirby	53	Director	Director	2010	Businessman, Partner in Rehab Technologies
Frank L. Langston	62	Director	Director	2010	Principal of NAI TALCOR
Michael A. Micallef, Jr.	70	Director	Director	2018	Retired SVP, Market President Lakeland office(2)
L. Collins Proctor, Sr.	50	Director	Director	2010	Principal / Director of FSM (Facility Solutions Management)
Garrison A. Rolle, M.D.	58	Director	Director	2010	Orthopedic Surgeon
Steven D. Smith	67	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee
Marjorie R. Turnbull	79	Director	Director	2010	Consultant
Susan Payne Turner	53	EVP, CRO	EVP, CRO	2016	Executive Vice President, Chief Risk Officer
Monte L. Ward	38	EVP, CIO	EVP, CIO	2011	Senior Vice President, Information Security Officer(3)
Clint F. Weber	38	EVP, CFO	EVP, CFO	2013	Senior Vice President, Chief Credit Officer(4)
Richard A. Weidner	75	Chairman	Chairman	2010	CPA, Partner with Carr, Riggs & Ingram, LLC

(1)	Director Guemple retired as Executive Vice President and Chief Financial Officer of the Company and of the Bank on March 31, 2019. He remains on the Boards of Directors of the Company and the Bank.
(2)	Director Micallef retired as Senior Vice President and Market President on February 29, 2020.
(3)	Monte Ward assumed the position of Executive Vice President and Chief Information Officer of the Company and the Bank on April 1, 2019.
(4)	Clint Weber assumed the position of Executive Vice President and Chief Financial Officer of the Company and the Bank on April 1, 2019.

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information. There are no family relationships between any directors or executive officers.

Executive Officers

Sammie D. Dixon, Jr., age 50, was part of the management team that formed both the Bank and Prime Meridian. He is the Vice Chairman, Chief Executive Officer and President of Prime Meridian and the Bank. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. Before that, he served as Chief Executive Officer and President for Bank of Thomas County from August 2003 to June 2005. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. He began his banking career with NationsBank in 1997. Mr. Dixon served as an Administrative Committee Member of the American Bankers Association’s Community Bankers Council. He is active in the community as a member of the Rotary Club of Tallahassee and member of the Tallahassee Memorial HealthCare Foundation Board of Trustees. He serves on the Boards of the Boys & Girls Clubs of the Big Bend and the Greater Tallahassee Chamber of Commerce. He is a former Campaign Co-Chair of the United Way of the Big Bend where he also served as a director. Mr. Dixon attends Saint Peter’s Anglican Church.

Clint F. Weber, age 38, has been with the Bank since 2013. He is presently Prime Meridian’s and the Bank’s Chief Financial Officer and Executive Vice President. Prior to joining the Bank, he was Vice President and held various credit positions at Premier Bank and its successor financial institution Centennial Bank from 2008 to 2013. From 2003 to 2008, he was a Financial Institution Examiner at the Florida Office of Financial Regulation. Mr. Weber’s work experience includes Credit Risk Management, Regulatory Compliance, Accounting and Asset/Liability Management. Mr. Weber is a graduate of Florida State University where he received a Bachelor of Science in Finance and Real Estate. He is also a graduate from the Florida School of Banking at the University of Florida.

Chris L. Jensen, Jr., age 63, was part of the management team that formed both the Bank and the Company. He is an Executive Vice President of the Company and the Bank’s Executive Vice President and Senior Lender. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over forty years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Boards of several local groups, including the Suwannee River Area Council for the Boy Scouts of America, and the Young Actors Theatre.

Susan Payne Turner, age 53, has been with the Bank since 2013. She is presently Executive Vice President and Chief Risk Officer (CRO) of the Company and the Bank. Mrs. Turner began her banking career in 1983. From 2010 to 2013, she was a Regional Retail Leader for Centennial Bank, where she managed ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Mrs. Turner is a graduate of Florida State University and received a Master of Business Administration from Troy University in 2005. She is also a graduate from the Graduate School of Banking at Louisiana State University. Mrs. Turner is a Past Chair for the Tallahassee Community College Foundation and currently serves on the Foundation’s Board. She also serves as Past Chair for the Tallahassee Community College Alumni and Friends Association, as a director on the Board for the Wakulla Senior Center, Florida Bankers Education Foundation and Director Emeritus on the Board for the Wakulla County Chamber of Commerce. Mrs. Turner is a member of the Coastal Optimist Club, is the Associate Director of the Wakulla County Historical Society and serves on the board for the Community Foundation of North Florida.

Monté L. Ward, age 38, has been with the Bank since 2011. He is presently Prime Meridian’s and the Bank’s Chief Information Officer and Executive Vice President. Prior to joining the Bank, he was Assistant Vice President and held various operational, compliance and information technology positions at Premier Bank from 2002 to 2011. Mr. Ward has a background in software programming and hacking/intrusion. He holds various Microsoft certifications and designations such as Certified Regulatory Compliance Manager, Accredited ACH Professional, Certified Information Security Manager, and others in technology, security, and compliance. Mr. Ward holds a Master of Cybersecurity and Information Assurance. He is a graduate of Florida Agricultural & Mechanical University where he received a Bachelor of Science in Electrical Engineering. Mr. Ward is also a graduate from the Stonier Graduate School of Banking at the University of Pennsylvania

Company and Bank Directors

Kenneth H. Compton, age 51, was elected to Prime Meridian’s and the Bank’s Board in May, 2019. He is the Founder, President and CEO of Compton & Associates, Private Wealth Advisors, which focuses on asset management, retirement planning, estate planning, and business transition planning. Mr. Compton became a director of Community Southern Holdings, Inc. and Community Southern Bank in 2013, where he served as Chairman of both the Loan and Compensation committees, and served on both the Audit and Asset Liability committees. He remained on the Boards until their sale to Sunshine Bancorp, Inc. in 2015. He then joined the Board of Sunshine Bancorp, Inc. and served, as the Sarbanes Oxley Financial Expert on the Audit Committee, until its sale to CenterState Bank Corporation in 2018. His background includes a Juris Doctor degree from the Cumberland School of Law at Samford University, a Master of Law degree from the University of Denver, Sturm College of Law and Daniels College of Business, and a Bachelor of Arts Degree in International Studies and Foreign Policy from Rhodes College. He has served as an adjunct professor of finance and insurance, as a vesting agent under the Florida Comprehensive Land Use Plan, and as a past Executive Vice President of the Highlands County Board of Realtors. Mr. Compton serves on the Board of Baycare’s Bartow Regional Medical Center. He also has served on the Board of the Southeastern University Foundation. The Board has concluded that Mr. Compton's business experience and significant involvement in the community qualify him to serve on the Company’s Board of Directors

William D. Crona, age 71, is a founding member of the Boards of the Bank and the Company. He is a certified public accountant. In 2005, he retired from a twenty-threeyear career with the accounting firm of Law, Redd, Crona and Munroe, P.A., Tallahassee, Florida, where he served as a partner. He currently is a financial consultant and investor in the Tallahassee area. Mr. Crona serves on the boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, TEC Incorporated, SAVA, and the City of Tallahassee Citizen Advisory Board. The Board of Directors has determined that Mr. Crona’s financial and accounting experience, as well as his familiarity with the Tallahassee market area, qualify him to serve on the Company’s Board of Directors.

Steven L. Evans, age 72, is a founding member of the Boards of the Bank and Prime Meridian. He retired from a thirty year career with IBM in 2003 where he served as Vice President of its North American education business and IBM’s Senior State Executive for its Florida operations. After graduating from the University of Michigan, Mr. Evans played in the St. Louis Cardinal Baseball organization for six years before joining IBM. Mr. Evans currently serves on the Boards of the Florida Taxwatch Research Institute, Tallahassee Memorial Hospital, Ghost Controls, Inc., Vineyard Capital, Fringe Benefits Management Corporation, Applied Fiber Holdings, Inc., Kyra Infotech Group, United Way of the Big Bend, and is the Chairman of the Economic Vitality Leadership Council. He is an Advisor for Elder Care Services and the Florida State University (FSU) Marine Research Lab and is a member of the FSU Research GAP Committee.  The Board has concluded that Mr. Evans’ business experience and significant involvement in the community qualify him to serve on the Company’s Board of Directors.

R. Randy Guemple age 68, is a founding member of the Boards of the Bank and Prime Meridian. He retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer on March 31, 2019. He is also a certified public accountant. Prior to assuming these offices on January 1, 2016, he was a retired bank Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida. He is a Past Chairman of the Financial Managers Society, Inc., headquartered in Chicago, Illinois. Mr. Guemple is a Past Chairman and current member of the Board of Trustees for the Tallahassee Memorial HealthCare Foundation, Inc. and Southern Scholarship Foundation, Inc. in Tallahassee, Florida. He is also Director Emeritus of Elder Care Services, Inc. and an active member of the Tallahassee Kiwanis Club.  Mr. Guemple is a graduate of Florida State University where he received a Bachelor of Science in Accounting and his Master of Business Administration. He played baseball while at FSU and is a member of Good Shepherd Catholic Church. The Board of Directors believes that Mr. Guemple's extensive banking experience and intimate knowledge of the Company’s financial operations qualify him to serve on the Company’s Board of Directors

Kathleen C. Jones, age 66, was part of the management team which formed both the Bank and the Company and has been a member of both Boards since 2011. She retired as the Company’s and the Bank’s Executive Vice President and Chief Financial Officer on December 31, 2015. Prior to joining the Bank, she spent thirty-six years with SunTrust Bank and its Tallahassee predecessor institutions. Mrs. Jones retired from SunTrust Bank in 2007, at the position of North Florida Regional Senior Vice President, Senior Banking Operations Manager. She is a 1978 graduate of Florida State University where she received a Bachelor of Science in Finance. She also is a 1988 graduate of the Graduate School of Banking of the South in Baton Rouge, Louisiana. Mrs. Jones is a member of Thomasville Road Baptist Church. The Board of Directors believes that Mrs. Jones’ extensive banking experience and intimate knowledge of the Company’s financial operations qualify her to serve on the Company’s Board of Directors.

Robert H. Kirby, age 53, was elected to the Company’s and the Bank’s Board in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby currently serves as President and Chief Executive Officer of Cedar Creek Land and Timber Company, Inc. and T.R. Miller Woodlands, Inc., and as a member of the management executive committees of T.R. Miller Mill Company, Inc. and Neal Land Alabama, Inc., all located in Brewton, Alabama.  Mr. Kirby received a bachelor’s degree from the University of the South, Sewanee, Tennessee and a Master of Business Administration from the University of Alabama, Tuscaloosa, Alabama. He serves on the Boards of a number of private companies and non-profit organizations, including Tall Timbers Research, Inc. The Board of Directors has determined that Mr. Kirby’s business experience and knowledge of the Tallahassee market qualify him to serve on the Company’s Board of Directors.

Frank L. Langston, age 62, is a founding member of the Boards of the Bank and the Company. He has been a principal/owner, since 2000, with the real estate services company NAI TALCOR, located in Tallahassee, Florida. From 1990 to 2000, Mr. Langston was affiliated with NAI TALCOR as an independent contractor. After attending Auburn University, Mr. Langston entered the management training program of First Florida Banks in Tampa. While assigned to the Marketing Department, Mr. Langston gained valuable first-hand real estate experience in locating bank branch locations around the state. In addition, he participated in strategic planning, new product development, and market analysis. From 1981 to 1984, Mr. Langston served as Marketing Director with the responsibility of business development for the Tallahassee office. In May 1989, he entered the commercial real estate business specializing in retail and office sales and leasing, and bank-owned real estate. Mr. Langston is a Certified Commercial Investment Member, a Florida licensed broker-salesman, and an Alabama licensed broker. He is also a member of the National Association of Realtors, the Florida Association of Realtors, and the Tallahassee Association of Realtors. He currently serves on the Board of Anna’s Foundation, Advisory Board of the Master of Real Estate Development Program at Auburn University and the Community Board of the Tallahassee Campus of the Florida State University, College of Medicine. The Board believes that his business experience and knowledge of the real estate market qualify him to serve on the Company’s Board of Directors.

Michael A. Micallef, Jr., age 70, was elected to Prime Meridian's and the Bank's Board in March 2019. On February 29, 2020, he retired as the Bank's Senior Vice President and Market President for the Bank's Polk County market. Prior to joining the Bank, Mr. Micallef served as Regional President for Sunshine Bank from 2015 to 2017. From its founding in 2006 until its sale to Sunshine Bancorp, Inc. in 2015, Mr. Micallef served as the Chief Executive Officer and President of Community Southern Holdings, Inc. and Community Southern Bank, in Lakeland, Florida. Mr. Micallef has more than thirty years of experience as a Chief Executive Officer of financial institutions, including serving as: President of Marco Community Bancorp, Inc. and Chief Executive Officer and President of Marco Community Bank in Marco Island, Florida from 2003 to 2005; and Chief Executive Officer, President, and Vice Chairman of Sterling Bank, FSB, in Lantana, Florida from 1999 to 2003. Mr. Micallef received his Bachelor of Science degree from St. Peters College, his Master of Business Administration from Fordham University and graduate banking degree from Brown University. The Bank has concluded that Mr. Micallef’s business and banking experience, as well as his knowledge of the Bank’s Polk County, Florida market qualify him to serve on Company’s Board of Directors.

L. Collins Proctor, Sr.,  age 50, is a founding member of the Boards of the Bank and the Company. He is a co-founding partner of Facility Solutions Management, LLC ("FSM") which serves corporate, government, medical, and education, clients throughout the United States. FSM optimizes facility performance and operating costs through three core services: Engineering Design, Building Controls, and Energy Services and Upgrades. Mr. Proctor focuses primarily within FSM’s “Energy Services” division overseeing the strategy, financing, and evaluation of client requirements. Mr. Proctor is also an investment partner of Red Brick Partners, LLC, a real estate and private equity investment entity started in 2006. Prior to 2006, Mr. Proctor owned and managed a North Florida real estate acquisition and construction advisory firm, an affiliate of a national firm with which he was associated for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University and his Master of Business Administration from Emory University, between which times he served five years with NationsBank (now Bank of America) in its leveraged leasing division managing over $3.5 billion in equipment financing for large corporate clients. Mr. Proctor also serves as a commissioner on the Tallahassee-Leon County Planning Commission.  The Board has concluded that Mr. Proctor’s business and banking experience, as well as his knowledge of the regional market qualify him to serve on the Company’s Board of Directors.

Garrison A. Rolle, M.D., age 58, is a founding member of the Boards of the Bank and the Company. He is an orthopedic surgeon who joined the Tallahassee Orthopedic Clinic in 1997. He served on AmSouth Bank’s Advisory Board of Directors in Tallahassee, Florida and was formerly a director of Regions Bank in Tallahassee, Florida. Dr. Rolle played football for the University of Florida while pursuing his Bachelor of Science degree. He received his medical degree from the University of Florida, College of Medicine. The Board of Directors has concluded that Dr. Rolle’s business and banking experience and his knowledge of the Tallahassee community qualify him to serve on the Company’s Board of Directors.

Steven D. Smith, age 67, is a founding member of the Boards of the Bank and the Company. He is an owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle, including Tallahassee, Florida. Mr. Smith currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately thirty-eight million U.S. households. He also serves as a member of the Florida Highway Patrol Advisory Council. Mr. Smith is also the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama. The Board of Directors believes Mr. Smith’s business and banking experience, as well as his knowledge of the Tallahassee community, qualify him to serve on the Company’s Board of Directors.

Marjorie R. Turnbull, age 79, is a founding member of the Boards of the Bank and the Company. She currently is a consultant for non-profit organizations. Previously, she served as the Vice President for Institutional Advancement and the Executive Director of the Tallahassee Community College Foundation from 1995 until her retirement in 2006. From 1994 to 2000, Mrs. Turnbull represented Leon County, District 9, in the Florida House of Representatives. Prior to her service in the Florida House of Representatives, she was a member of the Leon County Commission from 1988 to 1994, Deputy Assistant Secretary for Health Planning for the State of Florida, and a member of the staff of the Florida House of Representatives. Mrs. Turnbull serves as the Past Chair of the Economic Club of Florida, and as a member of the Institutional Review Board of Tallahassee Memorial HealthCare, Tallahassee Symphony Orchestra Board and the Big Bend Hospice Foundation Board. The Board has determined that Mrs. Turnbull’s extensive knowledge and presence in the community and her prior government activities makes her well-qualified to serve on the Company’s Board of Directors.

Richard A. Weidner, CPA, age 75, is a founding member and Chairman of the Boards of the Bank and the Company. Mr. Weidner is a certified public accountant, partner and the Partner Oversight Director of Carr, Riggs & Ingram, LLC, an accounting firm with more than 300 partners and 2,000 professionals. In 2002 this firm acquired Williams, Cox, Weidner & Cox, P.A., Tallahassee, Florida, which Mr. Weidner helped establish in 1972. From approximately 1998 to 2001, Mr. Weidner served as an Advisory Board member for SunTrust Bank. Mr. Weidner is a past member of the Tallahassee Community College Foundation Board. He is a Past Treasurer of the Tallahassee Chamber of Commerce, Past President of the Tallahassee YMCA, and Past Treasurer of the Maclay School Board of Directors. He has also served on the Leon County Library Advisory Board and was a United Way Campaign Captain. The Board of Directors believes that Mr. Weidner’s business and accounting experience and his knowledge of the Tallahassee market area makes him qualified to serve on the Company’s Board of Directors.

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

Nomination Procedures

In 2019, there were no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.             Executive Compensation

General

The objective of the Company’s compensation program is to offer a compensation package that will attract, motivate, reward, and retain high-performing and dedicated employees. We seek to provide financial security for employees and the plan is designed to reward performance, longevity, professional growth, initiative, and increased responsibility. The Company’s Compensation and Nominating Committee, working in consultation with the Vice Chairman, Chief Executive Officer and President (“Vice Chair/CEO/President”), reviews different compensation alternatives to attract and retain qualified management, to meet short-term financial goals, and to enhance long-term shareholder value. The objective is to pay each executive officer the base salary that would be paid on the open market for a similarly qualified officer of that position. The Compensation and Nominating Committee determines the level of base salary and any incentive bonus for the Chief Executive Officer position based upon competitive norms, derived from surveys published by independent banking institutes and private companies specializing in the analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries.

At December 31, 2019, the members of the Compensation and Nominating Committee were Kenneth H. Compton (Chairman); Steven L. Evans; Kathleen C. Jones; Robert H. Kirby; Frank L. Langston; Steven D. Smith and Richard A. Weidner. The opinion of the Board of Directors is that in 2019 each member of the Compensation and Nominating Committee was independent under NASDAQ listing standards, except for Director Jones, who received consulting fees in 2017, 2018, and 2019 and whose spouse is employed by the agency which sells insurance to the Company and the Bank.

In 2019, the Compensation and Nominating Committee established a bonus plan for Vice Chair/CEO/President Dixon that included a performance matrix based on a budgeted increase in net income and total asset size growth. To receive any bonus under this program, the Vice Chair/CEO/President must have at least met or exceeded the performance objectives. Pursuant to this program, in early 2020, the Compensation and Nominating Committee approved the grant of 3,835 restricted shares under the 2015 Stock Option Plan, valued at $20.40 per share, the fair market value as of the date of the grant and a $26,532 cash bonus to Mr. Dixon.

Effective January 1, 2019, the Bank’s executive management team adopted an Incentive Plan for officers and employees to be used in determining cash bonuses based upon two components: overall Bank performance and individual performance. Pursuant to the Incentive Plan, in early 2020, CRO/EVP Susan Payne Turner earned and received a cash bonus of $22,079 and Senior Lender/EVP Chris L. Jensen, Jr. earned and received a cash bonus of $18,336.

The cash compensation of the Vice Chairman, Chief Executive Officer and President (“Vice Chair/CEO/President”) of Prime Meridian and the Bank is paid pursuant to a Master Service Agreement, currently with 30% attributable to the Company and 70% attributable to the Bank. The cash compensation of the The cash compensation of both the CRO and Senior Lender were 100% attributable to the Bank in 2019.

Compensation Committee Interlocks

The opinion of the Board of Directors is that in 2019, each member of the Compensation and Nominating Committee was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who was employed by the Company until December 31, 2015, who received consulting fees in 2017, 2018, and 2019, and whose spouse is employed by the agency which sells insurance to Prime Meridian and the Bank.

There are no Compensation and Nominating Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for our fiscal years ended December 31, 2019, 2018, and 2017.

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation		Total

Sammie D. Dixon, Jr.	2019	$326,550	$26,532	$78,234	$-	$85,849	(1)	$517,165
CEO, President and Vice Chairman	2018	311,000	46,650	66,672	83,750	6,600	(2)	514,672
	2017	296,100	39,480	-	23,407	6,600	(2)	365,587

R. Randy Guemple (3)	2019	37,500	-	-	-	52,755	(4)	90,255
CFO and EVP	2018	182,112	27,317	-	33,500	-		242,929
	2017	185,400	24,719	-	-	-		210,119

Chris L. Jensen, Jr.	2019	190,618	18,336	-	-	84,858	(1)	293,812
EVP and Bank Senior Lender	2018	181,541	31,514	-	34,338	6,600	(2)	253,993
	2017	172,896	25,000	-	-	6,600	(2)	204,496

Susan Payner Turner	2019	175,963	22,079	-	-	8,000	(2)	206,042
Chief Risk Officer and EVP	2018	167,584	30,061	-	26,800	6,600	(2)	231,045
	2017	159,604	18,990	-	-	4,400	(2)	182,994

(1) Includes car allowance and Supplemental Executive Retirement Plan (SERP) award.

(2) Includes car allowance.

(3) Mr. Guemple retired as EVP and CFO on March 31, 2019. He remains on the Boards of both the Company and the Bank.

(4) Includes $45,000 consulting fee in addition to fees for services on the Boards of Directors and their committees.

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

The terms of the Defined Contribution Agreement applicable to Mr. Jensen are identical to the terms of the plan for Mr. Dixon, except that the Bank will, at the discretion of the Board of Directors of the Company, credit annually an amount then determined to be sufficient to result in an account balance at the date Mr. Jensen would attain age 67 which would be sufficient to pay to Mr. Jensen at least $50,000 of annual retirement benefits for ten (10) years after his qualifying retirement.

Outstanding Equity Awards

In 2015, the Board of Directors adopted the Prime Meridian Holding Company 2015 Stock Incentive Compensation Plan (“2015 Plan”), which was then approved by the shareholders at the Annual Meeting of Shareholders. The 2015 Plan replaced the 2007 Stock Option Plan (“2007 Plan”). The 2,200 unexercised stock options granted under the 2007 Plan remain outstanding and will expire under the terms of the individual stock grants.

Pursuant to the 2015 Plan, selected employees and/or directors of the Company and the Bank are eligible to receive awards of various forms of equity-based incentive compensation, including incentive and non-qualified stock options stock appreciation rights, restricted stock awards, performance units, and phantom stock, as well as awards consisting of combinations of such incentives.

During the first quarter of 2019, the Company issued 3,600 shares of restricted stock to its CEO. These shares vest over three years beginning on February 21, 2020.

In 2019, the Company issued 10,000 stock options to Director Kenneth H. Compton and 12,000 stock options to its Market President and Vice President/Business Development Officer in Lakeland, Florida. These options were issued at $20.21 per share, vest over fiver years, and expire in equal increments beginning August 1, 2025 and concluding August 1, 2029.

The 2015 Plan is administered by the Company’s Compensation and Nominating Committee, which has the authority to: (i) interpret the Plan, to establish rules as deemed necessary for the implementation or maintenance of the Plan; (ii)determine grants for eligible participants under the Plan; (iii)make all other decisions or determinations required or considered appropriate for the operation of the Plan and the distribution of benefits under the Plan; and (iv) to retain professional assistance in the evaluation of director and senior executive officer compensation. Our Board of Directors has reserved to itself the right to amend or terminate the Plan. However, no amendment may be implemented without approval of the shareholders to the extent such approval is required under applicable law. Furthermore, in no case can options be re-priced either by cancellation and re-grant or by lowering the exercise price of a previously granted award.

The Company has limited the aggregate number of shares of common stock to be awarded under the 2015 Plan to 500,000 shares, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. However, the maximum number of shares available under the 2015 Plan is subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges, or other changes in capitalization affecting the common stock. As of December 31, 2019, there were 272,267 outstanding stock options under the 2015 Plan.

The following table provides information regarding stock options held by each of our named executive officers as of December 31, 2019. The stock options shown in the table were granted under the 2015 and 2007 Plan and have a per share exercise price equal to or greater than the fair market value of our common stock on the grant date. 2019

		Option Awards					Stock Awards
		# of Securities	# of Securities			# of
		Underlying	Underlying			Shares of	Market Value of
		Unexercised	Unexercised	Option	Option	Stock that	Shares of Stock
Name and	Date of	Option (#)	Option (#)	Exercise	Expiration	have not	that have not
Principal Position	Grant	Exercisable	Unexercisable	Price	Date	Vested	Vested
Sammie D. Dixon, Jr.	3/7/2019	-	-	-	-	3,600	$ 73,800
Vice Chairman	4/1/2018	5,000	20,000	$ 20.09	4/1/2028	-	-
President and CEO	2/28/2018	15,667	-	17.21	2/28/2023	-	-
	2/1/2017	11,540	-	17.03	2/1/2022	-	-
	3/30/2015	2,000	-	12.50	3/30/2020	-	-

R. Randy Guemple (1)	4/1/2018	2,000	8,000	20.09	4/1/2028	-	-
EVP and CFO

Chris L. Jensen, Jr.	4/1/2018	2,050	8,200	20.09	4/1/2028	-	-
EVP and Bank Senior Lender

Susan Payne Turner	4/1/2018	1,600	6,400	20.09	4/1/2028	-	-
EVP and CRO

 (1) Mr. Guemple retired as CFO on March 31, 2019.  He remains on the Boards for both the Company and the Bank.

Director Compensation

In 2019, Prime Meridian issued stock options to Director Kenneth H. Compton and to Market President/Director Michael A. Micallef, Jr. under the 2015 Stock Option Plan. Mr. Compton and Mr. Micallef each received a grant of 10,000 stock options. These options were issued at $20.21 per share, vest over five years, and expire in equal increments beginning August 1, 2025 and concluding August 1, 2029.

In 2019, the Bank paid its directors $825 per Board meeting attended, $165 per Board committee meeting attended, and $247.50 to chair a Board committee meeting, all of which could be paid in cash or shares of the Company’s common stock, as described below. In addition, the Chairman of the Board was paid a $6,000 annual retainer in 2019. Additionally, Mrs. Jones was paid a $72,000 consultant fee in 2019 for her role as Senior Advisor, following retirement as Executive Vice President and Chief Financial Officer on December 31, 2015. Excluding compensation to Mr. Dixon, Mr, Guemple, and Mr. Jensen, the Bank paid a total of $409,658 in the aggregate of fees paid in cash and shares of stock to its directors in 2019.

In 2012, The Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash for Board or committee fees. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Compensation and Nominating Committee and approved by the Board. The stock to be awarded pursuant to the Directors’ Plan will be valued at the closing price of a share of common stock as traded on any national market or exchange, or a price set by the Compensation and Nominating Committee and approved by the Board, acting in good faith, but in no case less than fair market value. In 2019, the Board used the greater of quarter-end book value or quarter-end volume weighted-average market price to determine what the fair market value of the Company’s common stock was for purposes of the Directors’ Plan. The maximum number of remaining shares to be issued pursuant to the Directors’ Plan is limited to 51,640 shares, which is approximately 1.62% of the total shares outstanding as of the Record Date. In 2019, our directors received 3,643 shares of common stock, in lieu of cash, under the Directors’ Plan.

The following table sets forth the cash compensation or stock compensation paid, earned, or awarded during 2019 to each of our directors other than executive officers Mr. Dixonand Mr. Jensen, and retired executive officer Mr. Guemple whose compensation is described in the “Summary Compensation Table” on page 80.

	Total Fees
	Awarded in Stock		Stock Option Award		Total Fees Earned		Total Value of
Director	Cash Value	# of Shares	Cash Value	# of Shares	and Paid in Cash		Compensation

Kenneth H. Compton	$4,719	235	$27,400	10,000	$-		$32,119
William D. Crona	-	-	-	-	15,758		15,758
Steven L. Evans	14,520	739	-	-	3,630		18,150
Kathleen C. Jones(1)	-	-	-	-	83,880		83,880
Robert H. Kirby	12,161	614	-	-	-		12,161
Frank L. Langston	-	-	-	-	14,190		14,190
Michael A. Micallef, Jr.	-	-	27,400	10,000	132,275	(2)	159,675
L. Collins Proctor, Sr.	-	-	-	-	15,263		15,263
Garrison A. Rolle, M.D.	10,346	523	-	-	-		10,346
Steven D. Smith	17,787	894	-	-	-		17,787
Marjorie R. Turnbull	-	-	-	-	11,715		11,715
Richard A. Weidner	12,614	638	-	-	6,000		18,614
Total	$72,147	3,643	$54,800	20,000	$282,711		$409,658

(1)	For providing consulting services to the Bank, Kathleen C. Jones was paid a $72,000 consulting fee in addition to fees for service on the Boards of Directors and their committees.

(2)  For annual Market President salary and incentive.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of March 18, 2020 the Company knows of no beneficial owner of five percent or more of its outstanding shares of common stock, the only class of voting securities. We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of common stock that the directors and executive officers of the Company beneficially owned as of March 18, 2020.

	Number of	Right to	Beneficial
Name	Shares(1)	Acquire(2)	Ownership(3)
Kenneth H. Compton	5,382	-	0.17%
William D. Crona	48,600	4,000	1.68
Sammie D. Dixon, Jr.(4)	103,078	37,207	4.43
Steve L. Evans	30,621	4,000	1.11
R. Randy Guemple	33,830	4,000	1.21
Chris L. Jensen, Jr.	53,333	4,100	1.83
Kathleen C. Jones	17,250	4,000	0.68
Robert H. Kirby(5)	78,274	4,000	2.63
Frank L. Langston	33,106	4,000	1.19
Michael A. Micallef, Jr.	5,000	-	0.16
L. Collins Proctor, Sr.(6)(7)	21,800	5,200	0.86
Garrison A. Rolle, M.D.	33,094	4,000	1.18
Steven D. Smith(8)	67,517	4,000	2.28
Marjorie R. Turnbull	23,700	4,000	0.88
Susan P. Turner(9)	8,230	3,200	0.37
Monte L. Ward	4,430	3,200	0.24
Clint F. Weber	4,512	3,200	0.25
Richard A. Weidner	94,001	4,000	3.13
	665,758	96,107	23.64%

  (1) Includes shares for which the named person:

●	has sole voting and investment power;
●	has shared voting and investment power with a spouse, or
●	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

  (2) Shares covered by stock options that are vested or exercisable within sixty (60) days of the Record Date.

  (3) Based on 3,126,304 shares outstanding and only the listed individual exercising his or her stock options.

  (4) Includes 6,235 shares of restricted stock

  (5) Includes 2,500 shares owned by Mr. Kirby’s spouse, and as custodian of UGTMA/FL account.

  (6) Includes 9,200 shares beneficially owned by Mr. Proctor’s spouse in her 401(k) and IRA, and as custodian of UGTMA/FL account.

  (7) Includes options to acquire 1,200 shares of Company stock owned by Mr. Proctor's spouse.

  (8) Includes 24,000 shares owned by Mr. Smith’s spouse.

  (9) Includes 350 shares beneficially owned by Mrs. Turner as custodian of UGTMA/FL account.

Equity Compensation Plan Information

The following table sets forth information relating to PMHG’s equity compensation plans as of December 31, 2019.

	Number of Securities to		Number of Securities
	be issued upon exercise	Weighted-Average	Remaining Available for
	of outstanding Options,	Exercise Price of Options,	Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders

2007 Stock Option Plan	2,200	$12.27	-
2012 Directors' Compensation Plan(1)	-	N/A	51,640
2015 Stock Option Plan(2)	272,267	19.80	202,826
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	274,467	N/A	254,466

(1)

In 2019, pursuant to the Directors’ Plan, the Company issued 3,643 shares of its common stock to members of the Board of Directors. The shares issued pursuant to the Directors’ Plan were previously authorized but unissued shares of the common stock of the Company and the per share price at which they were awarded was based upon the greater of the book value or the weighted average market price as of the quarter-end preceding the date of grant and was not based upon a previously set exercise price.

(2)

In 2019,  the Company issued 10,000 stock options to Director Kenneth H. Compton, 10,000 stock options to Director Michael Micallef in Lakeland, Florida., and 2,000 stock options to its Vice President/Business Development Officer in Lakeland, FL. These options were issued at $20.21 per share, vest over five years, and expire in equal increments beginning August 1, 2025 and concluding August 1, 2029.

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

At December 31, 2019 and 2018, loans to directors, executive officers, and their immediate family members and affiliates represented $7.7 million and $7.3 million, respectively, or approximately 2.3% and 2.5%, respectively, of the Bank’s total loan portfolio (excluding loans held for sale). All of these loans are current and performing according to their terms.

During 2019, the Company purchased various insurance policies through Earl Bacon Agency, Inc. that employs the spouse of director Kathleen C. Jones. The premiums paid totaled $1.1 million in 2019 and $739,000 in 2018 and included health insurance premiums for employees. Mr. Jones’ interest in such premiums was $9,722 in 2019 and approximately $20,000 for the years 2018 and 2019, combined.

Director Independence

The opinion of the Board of Directors is that in 2019, each nonemployee member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who received consulting fees in 2017, 2018, and 2019, and whose spouse is employed by the agency which sells insurance to the Company and the Bank. Pursuant to the same rules, the directors who served as employees during 2019, Mr. Dixon, Mr. Guemple, Mr. Jensen, and Mr. Micallef were not “independent directors” during the time of their respective employment.

Item 14.          Principal Accounting Fees and Services

During 2019 and 2018, the Company expensed the following fees for professional services to Hacker, Johnson & Smith:

	2019	2018
Audit fees(1)	$44,000	$40,000
Tax fees(2)	8,500	8,500
All other fees(3)	34,000	34,000
	$86,500	$82,500

1 Expenses exclusively for professional services rendered for the audit of the Company's annual financial statements, including out-of-pocket expenses.

2 Expenses exclusively for professional services rendered for preparation of state and federal tax returns and assistance with tax questions and research.

3 Expenses exclusively for professional services rendered in relation to the Company's filing of its Form 10-Qs and Form 10-K.

The above fees were approved in accordance with the Audit Committee's policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2019 or 2018 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2019 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Consolidated Balance Sheets — December 31, 2019 and 2018

Consolidated Statements of Earnings — For the Years Ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity — For the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2016	Exhibit 3.3 to Form 10-Q filed on August 11, 2017

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan (“2007 Plan”)	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Timberlane office	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19,2018	Exhibit 10.1 to form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2016

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2017

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon Jr., dated as of November 19, 2018	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank and Chris L. Jensen, Jr., Dated as of November 19, 2018	Exhibit 10.3 to Form 8-K filed on November 20, 2018

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr. dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Office	Exhibit 10.14 to Form 10-Q filed on May 9, 2019

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by R. Randy Guemple, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Compensation and Nominating Committee	Exhibit 99.2 to Form 10-K filed on March 21, 2017.

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

PRIME MERIDIAN HOLDING COMPANY

Date: March 24, 2020	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President, and Principal Executive Officer

Date: March 24, 2020	By:	/s/ Clint F. Weber
Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Kenneth H. Compton		March 24. 2020
Kenneth H. Compton	Director

/s/ William D. Crona
William D. Crona	Director	March 24, 2020

/s/ Sammie D. Dixon
Sammie D. Dixon	Vice Chairman, CEO, President & Principal Executive Officer	March 24, 2020

/s/ Steve L. Evans
Steven L. Evans	Director	March 24, 2020

/s/ R. Randy Guemple
R. Randy Guemple	Director	March 24, 2020

/s/ Chris L. Jensen, Jr.
Chris L. Jensen, Jr.	Director	March 24, 2020

/s/ Kathleen C. Jones
Kathleen C. Jones	Director	March 24, 2020

/s/ Robert H. Kirby
Robert H. Kirby	Director	March 24, 2020

/s/ Frank L. Langston
Frank L. Langston	Director	March 24, 2020

/s/ Michael A. Micallef, Jr
Michael A. Micallef, Jr.	Director	March 24, 2020

/s/ L. Collins Proctor
L. Collins Proctor	Director	March 24, 2020

/s/ Garrison A. Rolle
Garrison A. Rolle, M.D.	Director	March 24, 2020

/s/ Steven D. Smith
Steven D. Smith	Director	March 24, 2020

/s/ Marjorie R. Turnbull
Marjorie R. Turnbull	Director	March 24, 2020

/s/ Richard A. Weidner
Richard A. Weidner	Chairman	March 24, 2020