Form 10-Q
period 2020-03-31
Prime Meridian Holding Co
filed 2020-05-08
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

(850) 907-2300

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes☑ No

Explanatory Note: Prime Meridian Holding Company has filed, on a voluntary basis, all Securities Exchange Act of 1934 reports for the preceding 12 months.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2020: 3,116,499

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$5,209	$9,024
Federal funds sold	21,242	24,613
Interest-bearing deposits	46,226	41,445
Total cash and cash equivalents	72,677	75,082
Debt securities available for sale	70,976	61,333
Loans held for sale	8,946	6,193
Loans, net of allowance for loan losses of $4,707 and $4,414	362,436	337,710
Federal Home Loan Bank stock	493	404
Premises and equipment, net	8,072	7,744
Right of use lease asset	3,619	3,669
Accrued interest receivable	1,273	1,137
Bank-owned life insurance	6,541	6,501
Other real estate owned	234	-
Other assets	850	1,088
Total assets	$536,117	$500,861

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$106,176	$96,807
Savings, NOW and money-market deposits	297,991	272,283
Time deposits	70,116	69,174
Total deposits	474,283	438,264
Other borrowings	-	1,254
Official checks	1,391	606
Operating lease liability	3,714	3,758
Other liabilities	1,038	1,111
Total liabilities	480,426	444,993
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,115,334 and 3,191,288 issued and outstanding	31	32
Additional paid-in capital	38,336	39,456
Retained earnings	16,513	16,180
Accumulated other comprehensive income	811	200
Total stockholders' equity	55,691	55,868
Total liabilities and stockholders' equity	$536,117	$500,861

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2020	2019
Interest income:
Loans	$4,429	$3,856
Securities	384	296
Other	232	348
Total interest income	5,045	4,500
Interest expense:
Deposits	899	813
Other borrowings	3	-
Total interest expense	902	813
Net interest income	4,143	3,687
Provision for loan losses	636	165
Net interest income after provision for loan losses	3,507	3,522
Noninterest income:
Service charges and fees on deposit accounts	64	71
Debit card/ATM revenue, net	81	62
Mortgage banking revenue	148	106
Income from bank-owned life insurance	40	45
Gain on sale of debt securities available for sale	-	7
Other income	34	34
Total noninterest income	367	325
Noninterest expense:
Salaries and employee benefits	1,618	1,557
Occupancy and equipment	338	275
Professional fees	91	77
Marketing	201	199
FDIC assessment	52	43
Software maintenance, amortization and other	193	152
Other	445	403
Total noninterest expense	2,938	2,706
Earnings before income taxes	936	1,141
Income taxes	220	274
Net earnings	$716	$867

Earnings per common share:
Basic	$0.22	$0.28
Diluted	$0.22	$0.28
Cash dividends per common share(1)	$0.12	$0.12

(1) Annual cash dividends were paid during the first quarters of 2019 and 2020

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net earnings	$716	$867
Other comprehensive income:
Change in unrealized gain on debt securities available for sale:
Unrealized gain arising during the period	818	435
Reclassification adjustment for realized gain	-	(7)
Net change in unrealized gain	818	428
Deferred income tax expense on above change	(207)	(108)
Total other comprehensive income	611	320
Comprehensive income	$1,327	$1,187

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2020 and 2019

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2018	3,138,945	$31	$38,330	$13,015	$(556)	$50,820
Net earnings for the three months ended March 31, 2019 (unaudited)	-	-	-	867	-	867
Dividends paid (unaudited)	-	-	-	(377)	-	(377)
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	320	320
Common stock issued as compensation to directors (unaudited)	595	-	12	-	-	12
Issuance of restricted stock (unaudited)	3,600	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	42	-	-	42
Balance at March 31, 2019 (unaudited)	3,143,140	$31	$38,384	$13,505	$(236)	$51,684

Balance at December 31, 2019	3,191,288	$32	$39,456	$16,180	$200	$55,868
Net earnings for the three months ended March 31, 2019 (unaudited)	-	-	-	716	-	716
Dividends paid (unaudited)	-	-	-	(383)	-	(383)
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	611	611
Stock options exercised (unaudited)	2,000	-	25	-	-	25
Common stock retirement (unaudited)	(82,784)	(1)	(1,216)	-	-	(1,217)
Common stock issued as compensation to directors (unaudited)	995	-	20	-	-	20
Issuance of restricted stock (unaudited)	3,835	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	51	-	-	51
Balance at March 31, 2020 (unaudited)	3,115,334	$31	$38,336	$16,513	$811	$55,691

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net earnings	$716	$867
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	142	153
Provision for loan losses	636	165
Net amortization of deferred loan fees	(17)	(9)
Gain on sale of debt securities available for sale	-	(7)
Amortization of premiums and discounts on debt securities available for sale	79	73
Gain on sale of loans held for sale	(148)	(106)
Proceeds from the sale of loans held for sale	24,238	14,170
Loans originated as held for sale	(26,843)	(15,105)
Stock issued as compensation	20	12
Stock-based compensation expense	51	42
Income from bank-owned life insurance	(40)	(45)
Net (increase) decrease in accrued interest receivable	(136)	11
Net change in operating leases	6	-
Net decrease (increase) in other assets	31	(357)
Net increase (decrease) in other liabilities and official checks	712	(163)
Net cash used in operating activities	(553)	(299)
Cash flows from investing activities:
Loan originations, net of principal repayments	(25,579)	57
Purchase of debt securities available for sale	(12,191)	(8,238)
Principal repayments of debt securities available for sale	3,276	1,149
Proceeds from sale of debt securities available for sale	-	4,245
Maturities and calls of debt securities available for sale	11	385
Purchase of Federal Home Loan Bank stock	(89)	(49)
Purchase of premises and equipment	(470)	(2,552)
Net cash used in investing activities	(35,042)	(5,003)
Cash flows from financing activities:
Net increase in deposits	36,019	24,446
Change in other borrowings	(1,254)	-
Proceeds from stock options exercised	25	-
Common stock retirement	(1,217)	-
Common stock dividends paid	(383)	(377)
Net cash provided by financing activities	33,190	24,069
Net (decrease) increase in cash and cash equivalents	(2,405)	18,767
Cash and cash equivalents at beginning of period	75,082	48,038
Cash and cash equivalents at end of period	$72,677	$66,805
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$895	$809
Income taxes	$-	$-
Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on debt securities available for sale, net of taxes	$611	$320
Loans transferred to other real estate owned	$234	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 24, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income is the net change in the unrealized gain on debt securities available for sale.

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

Recent Accounting Standards Update.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for its circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on debt securities available for sale and purchased financial assets with credit deterioration. The new guidance was originally set to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  However, on October 16, 2019, FASB approved an Accounting Standards Update that grants private companies, non-for-profit organizations and certain small public companies until January, 2023 to implement this ASU. The Company is classified as a small reporting company who would qualify for this additional time to implement this ASU.  The Company is still in the process of determining the effect of the ASU on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 removes, modifies, and adds certain disclosure requirements associated with fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods, within those fiscal years, beginning after December 15, 2019. The removed and modified disclosures will be adopted on a prospective basis. Early adoption was permitted upon issuance of this ASU. The implementation had no significant impact on the Company's condensed consolidated Financial Statements.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale

Debt securities are classified according to management's intent. The amortized cost of securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At March 31, 2020
U.S. Government agency securities	$275	$6	$-	$281
Municipal securities	12,378	238	-	12,616
Mortgage-backed securities	49,649	1,232	(78)	50,803
Asset-backed securities	5,647	-	(310)	5,337
Corporate securities	1,940	-	(1)	1,939
Total	$69,889	$1,476	$(389)	$70,976

At December 31, 2019
U.S. Government agency securities	$408	$-	$(1)	$407
Municipal securities	9,332	81	(72)	9,341
Mortgage-backed securities	45,499	401	(97)	45,803
Asset-backed securities	5,825	14	(57)	5,782
Total	$61,064	$496	$(227)	$61,333

The following table summarizes the sale of debt securities available for sale.

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Proceeds from sale of debt securities	$-	$4,245
Gross gains	-	27
Gross losses	-	(20)
Net gain on sale of debt securities	$-	$7

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At March 31, 2020
Mortgage-backed securities	$(30)	$5,205	$(48)	$2,362
Asset-backed securities	(310)	5,337	-	-
Corporate securities	(1)	1,939	-	-
Total	$(341)	$12,481	$(48)	$2,362

At December 31, 2019
U.S. Government agency securities	$(1)	$407	$-	$-
Municipal securities	(72)	3,814	-	-
Mortgage-backed securities	(56)	4,629	(41)	4,115
Asset-backed securities	(57)	3,901	-	-
Total	$(186)	$12,751	$(41)	$4,115

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale, Continued

The unrealized losses at March 31, 2020 and December 31, 2019 on eleven and thirteen securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At March 31, 2020
U.S. Government agency securities	$281	$-	$281	$-
Municipal securities	12,616	-	12,616	-
Mortgage-backed securities	50,803	-	50,803	-
Asset-backed securities	5,337	-	5,337	-
Corporate securities	1,939	-	1,939	-
Total	$70,976	$-	$70,976	$-

At December 31, 2019
U.S. Government agency securities	$407	$-	$407	$-
Municipal securities	9,341	-	9,341	-
Mortgage-backed securities	45,803	-	45,803	-
Asset-backed securities	5,782	-	5,782	-
Total	$61,333	$-	$61,333	$-

The scheduled maturities of debt securities are as follows:

	At March 31, 2020
	Amortized	Fair
	Cost	Value
(in thousands)
Due in less than one year	$364	$366
Due in one to five years	3,172	3,181
Due in five to ten years	3,591	3,634
Due after ten years	13,113	12,992
Mortgage-backed securities	49,649	50,803
Total	$69,889	$70,976

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

	At March 31,	At December 31,
(in thousands)	2020	2019
Real estate mortgage loans:
Commercial	$106,819	$94,728
Residential and home equity	140,103	135,913
Construction	38,369	33,583
Total real estate mortgage loans	285,291	264,224

Commercial loans	73,733	69,770
Consumer and other loans	7,603	7,631
Total loans	366,627	341,625

Add (deduct):
Net deferred loan costs	516	499
Allowance for loan losses	(4,707)	(4,414)
Loans, net	$362,436	$337,710

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Three Month Period Ended March 31, 2020
Beginning balance	$1,046	$1,573	$415	$1,284	$96	$4,414
Provision (credit) for loan losses	136	54	57	346	43	636
Net (charge-offs) recoveries	-	(15)	-	(315)	(13)	(343)
Ending balance	$1,182	$1,612	$472	$1,315	$126	$4,707
Three Month Period Ended March 31, 2019
Beginning balance	$917	$1,397	$391	$876	$80	$3,661
Provision (credit) for loan losses	(70)	32	(29)	214	18	165
Net (charge-offs) recoveries	-	-	-	(22)	(4)	(26)
Ending balance	$847	$1,429	$362	$1,068	$94	$3,800

At March 31, 2020
Individually evaluated for impairment:
Recorded investment	$490	$911	$-	$1,308	$45	$2,754
Balance in allowance for loan losses	$-	$-	$-	$217	$45	$262
Collectively evaluated for impairment:
Recorded investment	$106,329	$139,192	$38,369	$72,425	$7,558	$363,873
Balance in allowance for loan losses	$1,182	$1,612	$472	$1,098	$81	$4,445

At December 31, 2019
Individually evaluated for impairment:
Recorded investment	$611	$965	$-	$1,631	$13	$3,220
Balance in allowance for loan losses	$-	$15	$-	$386	$13	$414
Collectively evaluated for impairment:
Recorded investment	$94,117	$134,948	$33,583	$68,139	$7,618	$338,405
Balance in allowance for loan losses	$1,046	$1,558	$415	$898	$83	$4,000

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At March 31, 2020:
Grade:
Pass	$104,837	$137,753	$37,121	$70,900	$7,549	$358,160
Special mention	1,492	1,439	760	1,255	29	4,975
Substandard	490	911	488	1,578	25	3,492
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$106,819	$140,103	$38,369	$73,733	$7,603	$366,627

At December 31, 2019:
Grade:
Pass	$92,586	$133,351	$32,374	$66,649	$7,576	$332,536
Special mention	1,531	1,597	1,209	1,197	55	5,589
Substandard	611	965	-	1,924	-	3,500
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$94,728	$135,913	$33,583	$69,770	$7,631	$341,625

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2020:
Real estate mortgage loans:
Commercial	$-	$490	$-	$490	$106,329	$-	$106,819
Residential and home equity	2,153	215	-	2,368	136,824	911	140,103
Construction	152	-	488	640	37,729	-	38,369
Commercial loans	-	-	65	65	72,360	1,308	73,733
Consumer and other loans	19	-	-	19	7,559	25	7,603
Total	$2,324	$705	$553	$3,582	$360,801	$2,244	$366,627

At December 31, 2019:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$94,728	$-	$94,728
Residential and home equity	569	-	-	569	134,379	965	135,913
Construction	82	-	-	82	33,501	-	33,583
Commercial loans	87	-	-	87	68,057	1,626	69,770
Consumer and other loans	-	5	-	5	7,626	-	7,631
Total	$738	$5	$-	$743	$338,291	$2,591	$341,625

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At March 31, 2020:
Real estate mortgage loans:
Commercial	$490	$490	$-	$-	$-	$490	$490	$-
Residential and home equity	911	911	-	-	-	911	911	-
Commercial loans	348	348	960	960	217	1,308	1,308	217
Consumer and other loans	-	-	45	45	45	45	45	45
Total	$1,749	$1,749	$1,005	$1,005	$262	$2,754	$2,754	$262

At December 31, 2019:
Real estate mortgage loans:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	716	716	249	249	15	965	965	15
Commercial loans	508	508	1,123	1,123	386	1,631	1,631	386
Consumer and other loans	-	-	13	13	13	13	13	13
Total	$1,835	$1,835	$1,385	$1,385	$414	$3,220	$3,220	$414

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended March 31,
	2020			2019
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$573	$7	$7	$611	$8	$8
Residential and home equity	882	-	-	420	4	3
Commercial loans	1,554	4	4	399	1	1
Consumer	1	-	-	6	-	-
Total	$3,010	$11	$11	$1,436	$13	$12

There were no collateral dependent loans measured at fair value on a nonrecurring basis at March 31, 2020 or 2019.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs. The Company entered no new TDRs during the three months ended March 31, 2020 and one new TDR during the three months ended March 31, 2019.

	Three Months Ended March 31,
	2020				2019
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Commercial	-	-	-	-	1	$24	$24	$24
Total	-	$-	$-	$-	1	$24	$24	$24

At March 31, 2020, the Company had $663,000 in loans identified as TDRs. The TDR entered into during the three months ended March 31, 2019 did not subsequently default.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2020, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2020, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2020
Tier 1 Leverage Capital	$47,609	9.33%	$20,417	4.00%	$25,522	5.00%
Common Equity Tier 1 Risk-based Capital	47,609	12.41	17,261	4.50	24,932	6.50
Tier 1 Risk-based Capital	47,609	12.41	23,014	6.00	30,686	8.00
Total Risk-based Capital	52,316	13.64	30,686	8.00	38,357	10.00

As of December 31, 2019
Tier 1 Leverage Capital	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Risk-based Capital	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Risk-based Capital	46,752	13.24	21,180	6.00	28,240	8.00
Total Risk-based Capital	51,165	14.49	28,240	8.00	35,300	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2020 and 2019, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2020			2019
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending March 31:
Basic EPS:
Net earnings	$716	3,183,857	$0.22	$867	3,140,401	$0.28
Effect of dilutive securities-incremental shares from assumed conversion of options		1,701			3,670
Diluted EPS:
Net earnings	$716	3,185,558	$0.22	$867	3,144,071	$0.28

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

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

As of March 31, 2020, 287,257 stock options and 7,435 restricted stock awards have been granted under the 2015 Plan and 172,598 options are available for grant. A summary of the stock option activity for the three months ended March 31, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2018 and March 31, 2019	263,457	$19.78
Outstanding at December 31, 2019	272,257	$19.80
Options granted	15,000	$20.05
Outstanding at March 31, 2020	287,257	$19.82	7.66	$38,000
Exercisable at March 31, 2020	27,207	$17.13	5.89	$38,000

The fair value of shares vested and recognized as compensation expense was $51,000 and $42,000 for the three months ended March 31, 2020 and 2019, respectively. These amounts include expense of $10,000 and $2,000 recognized on restricted common stock shares issued during the three months ended March 31, 2020 and 2019, respectively. The deferred tax benefit related to stock options for the three months ended March 31, 2020 and 2019 was $5,000 and $4,000, respectively. At March 31, 2020, there was $545,000 in unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 3.28 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

The fair value of each option granted during the three months ended March 31, 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2020
Weighted average risk-free interest rate	1.46%
Expected dividend yield	0.60%
Expected stock volatility	14.69%
Expected life in years	6.5
Per share fair value of options issued during period	$3.26

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

2007 Stock Option Plan

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan for the three months ended March 31, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2018 and March 31, 2019	4,700	$11.37
Outstanding at December 31, 2019	2,200	$12.27
Options exercised	(2,000)	$12.50
Outstanding at March 31, 2020	200	$10.00	0.76	$1,700
Exercisable at March 31, 2020	200	$10.00	0.76	$1,700

At March 31, 2020, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended March 31, 2020 and 2019, our directors received 995 and 595 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $20,000 and $12,000, respectively.  At March 31, 2020, 50,645 shares remained available for grant.

Restricted Stock

During the three months ended March 31, 2020 and 2019, the Company issued 3,835 and 3,600 restricted common stock shares, respectively, to its CEO as part of his bonus incentive earned for the Company’s performance in 2019 and 2018, respectively. One-third of the balance vests each year beginning on February 21, 2020 for the shares issued in 2019 and on January 16, 2021 for the shares issued in 2020.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value

Non-vested restricted stock outstanding at December 31, 2018	-	$-	$-
Restricted stock issued in 2019	3,600	$18.52	$67,000
Non-vested restricted stock outstanding at March 31, 2019 and December 31, 2019	3,600	$18.52	$67,000
Restricted stock issued in 2020	3,835	$20.40	$78,000
Restricted stock shares vested in 2020	(1,200)	$(18.52)	$(22,000)
Non-vested restricted stock outstanding at March 31, 2020	6,235	$19.72	$123,000

During the three months ended March 31, 2020 and 2019, the Company recognized $10,000 and $2,000, respectively, as expense. At March 31, 2020, the Company had $116,000 in unrecognized expense to be recognized over a weighted-average period of 2.5 years.

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $63.2 million at March 31, 2020. At March 31, 2020 and December 31, 2019, the Company had no outstanding loans under this line.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At March 31, 2020		At December 31, 2019
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$72,677	$72,677	$75,082	$75,082
Debt securities available for sale	2	70,976	70,976	61,333	61,333
Loans held for sale	3	8,946	9,094	6,193	6,296
Loans, net	3	362,436	368,901	337,710	342,435
Federal Home Loan Bank stock	3	493	493	404	404
Accrued interest receivable	3	1,273	1,273	1,137	1,137

Financial liabilities-
Deposits	3	474,283	475,459	438,624	439,208
Off-Balance Sheet Items	3	-	-	-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $678,000 at March 31, 2020.

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

At March 31, 2020
(in thousands)
Commitments to extend credit	$5,730
Construction loans in process	$17,625
Unused lines of credit	$47,064
Standby financial letters of credit	$2,127
Standby performance letters of credit	$328
Guaranteed accounts	$1,383

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Contingency

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets and significantly increased unemployment levels.  The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, the duration of the pandemic, and actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.

The Company has taken action during the first quarter to prepare its employees, support its clients, and help its communities.   In mid-March, the Company closed its lobbies to foot traffic, making them available by appointment only.  At the same time, the Company moved to a split-staff schedule to decrease the number of employees in an office and enhanced its cleaning and disinfecting procedures.  Meetings of more than ten people have transitioned to virtual or online platforms and clients have the option to sign documents electronically.

The Company is supporting small business owners by making loans through the Small Business Administration Paycheck Protection Program ("PPP").  As of April 29, 2020, the Bank had received approval on 746 loans for a total dollar amount of $80.0 million. As of this date, $74.4 million had been disbursed.  These loans are 100% guaranteed by the Small Business Administration (the "SBA"). The Company plans to fund the majority of PPP loans through the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (the "PPPLF"). Loans pledged to secure PPPLF advances will be excluded from the calculations of the Bank's regulatory capital ratios.  Therefore, pledged PPP loans will have no effect on those and the PPPLF alleviates any potential liquidity issues at this time related to funding PPP loans.

Management expects payment deferral activity on existing loans will be concentrated in the second quarter and that credit quality deterioration directly related to the pandemic could materialize in the future. As of April 27, 2020, the Company had received 64 requests for payment deferrals on loans totaling $44.3 million. Approximately 85.5% of the forbearance requests are for loans secured by real estate. The total dollar amount, approximately $44.3 million, represents 12.1% of the total gross loan portfolio. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered TDRs. In addition, the Company expects some credit quality deterioration in the current loan portfolio as a result of the econmic effects of the pandemic. Management is fully monitoring this situation and anticipates providing more detail in the second quarter.

The amount of each category of loans for which the Company has received payment deferral requests is disclosed in the following table.

	As of April 27, 2020
(dollars in thousands)	Amount	% of Total
Real estate mortgage loans:
Commercial	$27,439	61.9%
Residential and home equity	9,750	22.0
Construction	740	1.6
Total real estate mortgage loans	37,929	85.5
Commercial loans	6,387	14.4
Consumer and other loans	29	0.1
Total loans	44,345	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2019. Results of operations for the three ended March 31, 2020 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our and our subsidiary’s operations include, but are not limited to, changes in:

•	local, regional, and national economic and business conditions;
•	banking laws, compliance, and the regulatory environment;
•	U.S. and global securities markets, public debt markets, and other capital markets;
•	monetary and fiscal policies of the U.S. Government;
•	litigation, tax, and other regulatory matters;
•	demand for banking services, both loan and deposit products in our market area;
•	quality and composition of our loan or investment portfolios;
•	risks inherent in making loans such as repayment risk and fluctuating collateral values;
•	competition;
•	attraction and retention of key personnel, including our management team and directors;
•	technology, product delivery channels, and end user demands and acceptance of new products;
•	consumer spending, borrowing and savings habits;
•	any failure or breach of our operational systems, information systems or infrastructure, or those of our third-party vendors and other service providers; including cyber-attacks;
•	natural disasters, public unrest, adverse weather, pandemics, public health, and other conditions impacting our or our clients’ operations;
•	other economic, competitive, governmental, regulatory, or technological factors affecting us; and
•	application and interpretation of accounting principles and guidelines.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months	Year Ended	Three Months
	Ended	December 31,	Ended
	March 31, 2020	2019	March 31, 2019

Average equity as a percentage of average assets	11.02%	11.64%	12.09%
Equity to total assets at end of period	10.39	11.15	12.11
Return on average assets(1)	0.56	0.78	0.82
Return on average equity(1)	5.09	6.66	6.79
Noninterest expense to average assets(1)	2.30	2.45	2.60
Nonperforming loans to total loans at end of period	0.61	0.76	0.21

(1)Annualized for the three months ended March 31, 2020 and 2019

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of March 31, 2020, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 RESPONSE

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets and significantly increased unemployment levels.  The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments,the duration of the pandemic, and actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.

The Company has taken action during the first quarter to prepare its employees, support its clients, and help its communities.  In mid-March, the Company closed its lobbies to foot traffic, making them available by appointment only.  At the same time, the Company moved to a split-staff schedule to decrease the number of employees in an office and enhanced its cleaning and disinfecting procedures.  Meetings of more than ten people have transitioned to virtual or online platforms and clients have the option to sign documents electronically.

The Company is supporting small business owners by making loans through the Small Business Administration Paycheck Protection Program ("PPP").  As of April 29, 2020, the Bank had received approval on 746 loans for a total dollar amount of $80.0 million. As of this date, $74.4 million had been disbursed.  These loans are 100% guaranteed by the Small Business Administration (the "SBA"). The Company plans to fund the majority of PPP loans through the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (the "PPPLF"). Loans pledged to secure PPPLF advances will be excluded from the calculations of the Bank's regulatory capital ratios.  Therefore, pledged PPP loans will have no effect on those and the PPPLF alleviates any potential liquidity issues at this time related to funding PPP loans.

Management expects payment deferral activity on existing loans will be concentrated in the second quarter and that credit quality deterioration directly related to the pandemic could materialize in the future. As of April 27, 2020, the Company had received 64 payment deferral requests on loans totaling $44.3 million. .  Approximately 85.5% of the forbearance requests are for loans secured by real estate and the total dollar amount, approximately $44.3 million, represents 12.1% of the total gross loan portfolio. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered TDRs. In addition, the Company expects some credit quality deterioration in the current loan portfolio as a result of the econmic effects of the pandemic. Management is fully monitoring this situation and anticipates providing more detail in the second quarter.

The amount of each category of loans for which the Company has received deferral payment requests is disclosed in the following table:

	As of April 27, 2020
(dollars in thousands)	Amount	% of Total
Real estate mortgage loans:
Commercial	$27,439	61.9%
Residential and home equity	9,750	22.0
Construction	740	1.6
Total real estate mortgage loans	37,929	85.5
Commercial loans	6,387	14.4
Consumer and other loans	29	0.1
Total loans	44,345	100.0%

FINANCIAL CONDITION

Average assets totaled $510.2 million for the three months ended March 31, 2020, an increase of $87.9 million, or 20.8%, over the comparable period in 2019, with the majority of growth coming from loans.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At March 31, 2020, our debt securities available for sale investment portfolio included U.S. government agency securities, municipal securities, mortgage-backed securities, asset-backed securities, and corporate securities. As of the same date, this portfolio had a fair market value of $71.0 million and an amortized cost value of $69.9 million. At March 31, 2020 and December 31, 2019, our investment securities portfolio represented approximately 13.2% and 12.2% of our total assets, respectively. The average yield on the average balance of investment securities for the three months ended March 31, 2020 was 2.42%, compared to 2.57% for the comparable period in 2019.

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

The Company’s net loan portfolio increased $24.7 million since December 31, 2019. In total, approximately 77.8% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at March 31, 2020, compared to 77.3% at December 31, 2019.

Nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At March 31, 2020, the Company had twelve nonaccrual loans totaling approximately $2.2 million. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.  Thirteen loans and one overdraft account totaling $2.8 million were deemed to be impaired under the Company’s policy at March 31, 2020, compared to fourteen loans and one overdraft account totaling $3.2 million at December 31, 2019. The Company’s nonperforming assets represented 0.57% of total assets at March 31, 2020 and 0.52% at December 31, 2019.  Also during the quarter, the Company transferred $234,000 in loans to other real estate owned.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses, which was $4.7 million or 1.28% of gross loans, at March 31, 2020 is adequate to cover losses inherent in the loan portfolio. Five of the thirteen impaired loans and overdrafts carried aggregate specific reserves of $262,000 at March 31, 2020.  None of the provision for loan losses or the charge-offs during the first quarter of 2020 was related to the COVID-19 pandemic.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at March 31, 2020 were $474.3 million, an increase of $36.0 million, or 8.2%, from December 31, 2019, with growth coming primarily from interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 22.3% of the average balance of total deposits for the three months ended March 31, 2020, compared to 22.5% for the three months ended March 31, 2019.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of March 31, 2020, to borrow up to $63.2 million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $18.8 million at March 31, 2020. There were no loans outstanding under any of these lines at March 31, 2020.

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

As shown in the following two tables, the Company's average yield on interest-earning assets has declined 31 basis points from the three months ended March 31, 2019.  Despite a higher balance of total interest-earning assets and lower cost of funds, the Company's net interest margin declined 25 basis points to 3.42%.

	For the Three Months Ended March 31,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(4)	Balance	Dividends	Rate(4)
Interest-earning assets:
Loans(1)	$352,921	$4,363	4.95%	$296,137	$3,798	5.13%
Loans held for sale	5,551	66	4.76	4,742	58	4.89
Securities	63,583	384	2.42	46,010	296	2.57
Other(2)	62,157	232	1.49	55,327	348	2.52
Total interest-earning assets	484,212	$5,045	4.17	402,216	$4,500	4.48
Noninterest-earning assets	26,021			20,134
Total assets	$510,233			$422,350

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$277,254	$544	0.78%	$243,509	$603	0.99%
Time deposits	69,906	355	2.03	42,699	210	1.97
Total interest-bearing deposits	347,160	$899	1.04	286,208	813	1.14
Other borrowings	1,273	3	0.94	-	-
Total interest-bearing liabilities	348,433	$902	1.04	286,208	$813	1.14
Noninterest-bearing deposits	99,857			83,184
Noninterest-bearing liabilities	5,690			1,900
Stockholders' equity	56,253			51,058
Total liabilities and stockholders' equity	$510,233			$422,350

Net earning assets	$135,779			$116,008
Net interest income		$4,143			$3,687
Interest rate spread(3)			3.13%			3.34%
Net interest margin(4)			3.42%			3.67%

Ratio of interest-earning assets to average interest-bearing liabilities	138.97%			140.53%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.
(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

Earnings Summary
(dollars in thousands)
			Change 1Q'20 vs. 1Q'19
	1Q'20	1Q'19	Amount	Percentage
Net Interest Income	$4,143	$3,687	$456	12.4%
Provision for loan losses	636	165	471	285.5
Noninterest income	367	325	42	12.9
Noninterest expense	2,938	2,706	232	8.6
Income Taxes	220	274	(54)	(19.7)
Net Income	$716	$867	$(151)	(17.4)%

Compared to the same period a year ago, the decrease in the Company's first quarter net income is primarily attributed to a $471,000 increase in the provision for loan losses and a $232,000 increase in noninterest expense, partially offset by the $456,000 increase in net interest income, $42,000 increase in noninterest income and lower income tax expense.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 1Q'20 vs. 1Q'19
	1Q'20	1Q'19	Amount	Percentage
Interest income:
Loans	$4,429	$3,856	$573	14.9%
Securities	384	296	88	29.7
Other	232	348	(116)	(33.3)
Total interest income	$5,045	$4,500	$545	12.1%

Net loans increased $72.5 million, or 25.0%, from March 31, 2019.  This strong increase in volume was partially tempered by lower average loan yields which have declined 18 basis points since the first quarter of 2019 due to declining interest rates.  Also during the first quarter of 2020, there was a shift in the earnings asset mix from federal funds sold and interest-bearing deposits at banks into high-yielding securities which positively affected total interest income and there was one additional day of interest bearing activity in the first quarter of 2020 compared to the same period a year ago.

Interest expense:
(dollars in thousands)			Change 1Q'20 vs. 1Q'19
	1Q'20	1Q'19	Amount	Percentage
Total interest expense	$902	$813	$89	10.9%

The increase in the Company's interest expense from the first quarter of 2019 is primarily a function of volume as the average balance of interest-bearing deposits increased $61 million, or 21.3% from the first quarter of 2019 to the first quarter of 2020. This increase is interest expense due to volume was partially offset by a 10-basis point reduction in the average rate paid on deposits.

Net Interest Margin

During the quarter, the Company managed its liquidity position while funding strong loan growth.  Compared to the first quarter of 2019, the Company's net interest margin declined 25 basis points to 3.42%. The average yield on interest-earning assets decreased 31 basis points as the Federal Reserve has decreased interest rates five times in that intervening 12-month period.  Management strategically reduced its cost of funds in the fourth quarter, with average deposit costs down ten basis points since the first quarter of 2019, but this along with higher balances of interest-earning assets was not enough to overcome the effect of lower yields.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectibility of the loan portfolio. The provision for loan losses for the three months ended March 31, 2020 was $636,000, compared to $165,000 for the three months ended March 31, 2019.  The provision for loan losses for the first quarter of 2020 mostly reflects $24.7 million in net loan growth during the quarter, partially offset by $343,000 in net charge-offs.  Management believes that the allowance for loan losses, which was $4.7 million or 1.28% of total loans, at March 31, 2020 is adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. None of the provision for loan losses or the charge-offs during the first quarter of 2020 was related to the COVID-19 pandemic. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses, or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)			Change 1Q'20 vs. 1Q'19
	1Q'20	1Q'19	Amount	Percentage
Service charges and fees on deposit accounts	$64	$71	$(7)	(9.9)%
Debit card/ATM revenue, net	81	62	19	30.6
Mortgage banking revenue	148	106	42	39.6
Income from bank-owned life insurance	40	45	(5)	(11.1)
Other income	34	41	(7)	(17.1)
Total noninterest income	$367	$325	$42	12.9%

Noninterest income consists of service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance, and other income.  The 12.9% increase in noninterest income is attributed to strong growth in debit card/ATM revenue and mortgage banking revenue, both of which reported over a 30% increase from the first quarter of 2019.  The increase in debit card/ATM revenue, net of expenses, resulted mostly from higher usage. The declines in service charges and fees on deposit accounts is attributed to lower fees for non-sufficient funds while income from bank-owned life insurance declined due to market volatility at the end of the first quarter in 2020.  Also, there was a $7,000 gain on the sale of securities in the first quarter of 2019 and no gain or loss reported on the sale of securities in the first quarter of 2020.

Noninterest expense
(dollars in thousands)			Change 1Q'20 vs. 1Q'19
	1Q'20	1Q'19	Amount	Percentage
Salaries and employee benefits	$1,618	$1,557	$61	3.9%
Occupancy and equipment	338	275	63	22.9
Professional fees	91	77	14	18.2
Marketing	201	199	2	1.0
FDIC Assessment	52	43	9	20.9
Software maintenance and amortization	193	152	41	27.0
Other	445	403	42	10.4
Total noninterest expense	$2,938	$2,706	$232	8.6%

The key driver of the increase in total noninterest expense is salaries and employee benefits. The Company had 88 full-time equivalent employees at March 31, 2020 compared to 83 at March 31, 2019.

Compared to the first quarter of 2019, the increase in occupancy and equipment expense largely stems from higher lease expense due to the increased amount of space under lease at our Timberlane Road office. The 27.0% increase in software maintenance and amortization expense is mostly attributed to additional technology and communication expenditures, some of which was related to enhancing digital capabilities for employees working from home.  The 10.4% increase in other noninterest expense is primarily related to higher regulatory fees due to the larger size of the Bank and higher feeds paid for outside contract services.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $220,000 for the three months ended March 31, 2020, compared to income taxes of $274,000 for the three months ended March 31, 2019, with the decrease attributed to higher pre-tax earnings in 2019.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At March 31, 2020, the Bank had access to approximately $63.2 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $18.8 million in unsecured lines of credit maintained with correspondent banks. As of March 31, 2020, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $8.6 million at March 31, 2020 and $8.8 million at December 31, 2019. Our primary liquid assets, excluding assets pledged to the QPD program accounted for 25.2% and 25.5% of total assets at March 31, 2020 and December 31, 2019, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At March 31, 2020, total deposits were $474.3 million, of which $32.3 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $55.7 million at March 31, 2020 compared to $55.9 million at December 31, 2019.  As part of the Company's overall capital management plan, the Company elected to initiate a share repurchase program of up to $2 million in the first quarter.  As of March 31, 2020, the Company had repurchased 82,784 shares at a weighted average cost per share of $14.70 for a total of $1.2 million. Depending on market conditions, the Company may continue to effect repurchases during the second quarter of 2020.

At March 31, 2020, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.33% Tier 1 Leverage Capital Ratio, a 12.41 % Equity Tier 1 Risk-Based Capital Ratio, a 12.41% Tier 1 Risk-Based Capital Ratio, and a 13.64% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at March 31, 2020 and December 31, 2019 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2020
Tier 1 Leverage Capital	$47,609	9.33%	$20,417	4.00%	$25,522	5.00%
Common Equity Tier 1 Risk-based Capital	47,609	12.41	17,261	4.50	24,932	6.50
Tier 1 Risk-based Capital	47,609	12.41	23,014	6.00	30,686	8.00
Total Risk-based Capital	52,316	13.64	30,686	8.00	38,357	10.00

As of December 31, 2019
Tier 1 Leverage Capital	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Risk-based Capital	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Risk-based Capital	46,752	13.24	21,180	6.00	28,240	8.00
Total Risk-based Capital	51,165	14.49	28,240	8.00	35,300	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending March 31, 2020 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. The Company has updated one risk factor since the publication of our Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering-in-place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect the implementation of our growth strategy. Furthermore, the pandemic could cause the recognition of credit losses or other impairments in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more clients draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2020, the Company issued 995 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $20,000 and issued 3,835 shares of restricted stock to its Chief Executive Officer, at a total valuation of $78,000, as part of his incentive package for 2019.  Also during the first quarter, the Company's Chief Executive Officer exercised stock options to acquire 2,000 shares for aggregate proceeds of $25,000. These shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

As part of the Company's overall capital management plan, on March 11, 2020, the Company publicly announced that it had adopted a share repurchase program. Under this repurchase program, the maximum amount the Company will spend to repurchase shares of its common stock is $2 million. The program period will expire on June 30, 2020, unless shortened or extended by the Company’s Board of Directors. The amount of repurchases effected during each month in the quarter ended March 31, 2020, is reflected in the table below. Depending on market conditions, the Company may continue to effect repurchases during the second quarter of 2020.

			Total number of	Approximate dollar
			shares repurchased	value of share that
			as part of publicly	may yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period	shares repurchased	paid per share	programs	programs
January 1 to January 31, 2020	-	$-	-	$-
February 1 to February 29, 2020	-	-	-	-
March 1 to March 31, 2020	82,784	14.70	82,784	783,075
Total	82,784	$14.70	82,784	$783,075

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

May 8, 2020
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
May 8, 2020
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer