Form 10-Q
period 2020-06-30
Prime Meridian Holding Co
filed 2020-08-11
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
[o]
1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2020: 3,117,842

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$6,993	$9,024
Federal funds sold	13,809	24,613
Interest-bearing deposits	41,505	41,445
Total cash and cash equivalents	62,307	75,082
Debt securities available for sale	66,898	61,333
Loans held for sale	8,949	6,193
Loans, net of allowance for loan losses of $5,248 and $4,414	442,574	337,710
Federal Home Loan Bank stock	493	404
Premises and equipment, net	8,187	7,744
Right of use lease asset	3,568	3,669
Accrued interest receivable	1,723	1,137
Bank-owned life insurance	6,581	6,501
Other real estate owned	234	-
Other assets	658	1,088
Total assets	$602,172	$500,861

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$146,542	$96,807
Savings, NOW and money-market deposits	323,523	272,283
Time deposits	66,449	69,174
Total deposits	536,514	438,264
Other borrowings	-	1,254
Official checks	3,373	606
Operating lease liability	3,669	3,758
Other liabilities	1,584	1,111
Total liabilities	545,140	444,993
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,116,499 and 3,191,288 issued and outstanding	31	32
Additional paid-in capital	38,412	39,456
Retained earnings	17,233	16,180
Accumulated other comprehensive income	1,356	200
Total stockholders' equity	57,032	55,868
Total liabilities and stockholders' equity	$602,172	$500,861

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Interest income:
Loans	$4,844	$3,916	$9,273	$7,772
Securities	428	333	812	629
Other	62	361	294	709
Total interest income	5,334	4,610	10,379	9,110
Interest expense:
Deposits	737	851	1,636	1,664
Other borrowings	28	-	31	-
Total interest expense	765	851	1,667	1,664
Net interest income	4,569	3,759	8,712	7,446
Provision for loan losses	1,227	179	1,863	344
Net interest income after provision for loan losses	3,342	3,580	6,849	7,102
Noninterest income:
Service charges and fees on deposit accounts	44	68	108	139
Debit card/ATM revenue, net	79	64	160	126
Mortgage banking revenue	219	197	367	303
Income from bank-owned life insurance	40	45	80	90
Gain on sale of debt securities available for sale	-	-	-	7
Other income	32	38	66	72
Total noninterest income	414	412	781	737
Noninterest expense:
Salaries and employee benefits	1,546	1,579	3,164	3,136
Occupancy and equipment	381	427	719	702
Professional fees	83	106	174	183
Marketing	100	194	301	393
FDIC assessment	67	44	119	87
Software maintenance, amortization and other	201	167	394	319
Other	441	466	886	869
Total noninterest expense	2,819	2,983	5,757	5,689
Earnings before income taxes	937	1,009	1,873	2,150
Income taxes	217	245	437	519
Net earnings	$720	$764	$1,436	$1,631

Earnings per common share:
Basic	$0.23	$0.24	$0.45	$0.52
Diluted	0.23	0.24	0.45	0.52
Cash dividends per common share(1)	-	-	0.12	0.12

(1) Annual cash dividends were paid during the first quarters of 2019 and 2020

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net earnings	$720	$764	$1,436	$1,631
Other comprehensive income:
Change in unrealized gain on debt securities available for sale:
Unrealized gain arising during the period	729	653	1,547	1,081
Reclassification adjustment for realized gain	-	(7)	-	(7)
Net change in unrealized gain	729	646	1,547	1,074
Deferred income tax expense on above change	(184)	(164)	(391)	(272)
Total other comprehensive income	545	482	1,156	802
Comprehensive income	$1,265	$1,246	$2,592	$2,433

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Six Months Ended June 30, 2020 and 2019

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2018	3,138,945	$31	$38,330	$13,015	$(556)	$50,820
Net earnings for the three months ended March 31, 2019 (unaudited)	-	-	-	867	-	867
Dividends paid (unaudited)	-	-	-	(377)	-	(377)
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	320	320
Common stock issued as compensation to directors (unaudited)	595	-	12	-	-	12
Issuance of restricted stock (unaudited)	3,600	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	42	-	-	42
Balance at March 31, 2019 (unaudited)	3,143,140	$31	$38,384	$13,505	$(236)	$51,684
Net earnings for the three months ended June 30, 2019 (unaudited)	-	-	-	764	-	764
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	482	482
Stock options exercised (unaudited)	300	-	3	-	-	3
Common stock issued as compensation to directors (unaudited)	1,016	-	19	-	-	19
Stock-based compensation (unaudited)	-	-	44	-	-	44
Balance at June 30, 2019 (unaudited)	3,144,456	$31	$38,450	$14,269	$246	$52,996

Balance at December 31, 2019	3,191,288	$32	$39,456	$16,180	$200	$55,868
Net earnings for the three months ended March 31, 2020 (unaudited)	-	-	-	716	-	716
Dividends paid (unaudited)	-	-	-	(383)	-	(383)
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	611	611
Stock options exercised (unaudited)	2,000	-	25	-	-	25
Common stock retirement (unaudited)	(82,784)	(1)	(1,216)	-	-	(1,217)
Common stock issued as compensation to directors (unaudited)	995	-	20	-	-	20
Issuance of restricted stock (unaudited)	3,835	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	51	-	-	51
Balance at March 31, 2020 (unaudited)	3,115,334	$31	$38,336	$16,513	$811	$55,691
Net earnings for the three months ended June 30, 2020 (unaudited)	-	-	-	720	-	720
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	545	545
Common stock issued as compensation to directors (unaudited)	1,165	-	21	-	-	21
Stock-based compensation (unaudited)	-	-	55	-	-	55
Balance at June 30, 2020 (unaudited)	3,116,499	31	38,412	17,233	1,356	57,032

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net earnings	$1,436	$1,631
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	322	319
Provision for loan losses	1,863	344
Net amortization of deferred loan costs	19	267
Gain on sale of debt securities available for sale	-	(7)
Amortization of premiums and discounts on debt securities available for sale	192	142
Gain on sale of loans held for sale	(367)	(303)
Proceeds from the sale of loans held for sale	65,541	39,414
Loans originated as held for sale	(67,930)	(40,567)
Stock issued as compensation	41	31
Stock-based compensation expense	106	86
Income from bank-owned life insurance	(80)	(90)
Net increase in accrued interest receivable	(586)	(66)
Net change in operating leases	12	59
Net decrease (increase) in other assets	39	(326)
Net increase in other liabilities and official checks	3,240	995
Net cash provided by operating activities	3,848	1,929
Cash flows from investing activities:
Loan originations, net of principal repayments	(106,980)	(10,447)
Purchase of debt securities available for sale	(13,726)	(13,806)
Principal repayments of debt securities available for sale	6,998	2,680
Proceeds from sale of debt securities available for sale	-	4,245
Maturities and calls of debt securities available for sale	2,518	773
Purchase of Federal Home Loan Bank stock	(89)	(49)
Purchase of premises and equipment	(765)	(2,974)
Net cash used in investing activities	(112,044)	(19,578)
Cash flows from financing activities:
Net increase in deposits	98,250	41,257
Change in other borrowings	(1,254)	770
Proceeds from stock options exercised	25	3
Common stock retirement	(1,217)	-
Common stock dividends paid	(383)	(377)
Net cash provided by financing activities	95,421	41,653
Net (decrease) increase in cash and cash equivalents	(12,775)	24,004
Cash and cash equivalents at beginning of period	75,082	48,038
Cash and cash equivalents at end of period	$62,307	$72,042
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$1,686	$1,656
Income taxes	$60	$750
Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on debt securities available for sale, net of taxes	$1,156	$802
Loans transferred to other real estate owned	$234	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 24, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Debit card / ATM Revenue. Debit card/ATM revenue primarily includes interchange income from client use of consumer and business debit cards. Interchange income is paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card associations and based on cardholder purchase volumes and purchase types. Also included in debit card/ATM revenue are ATM foreign fee income and ATM non-client ACH credits. This revenue line is shown net of debit card fees and ATM program expenses.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale

Debt securities are classified according to management's intent. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At June 30, 2020
U.S. Government agency securities	$275	$4	$-	$279
Municipal securities	11,824	567	-	12,391
Mortgage-backed securities	47,497	1,534	(30)	49,001
Asset-backed securities	5,486	-	(259)	5,227
Total	$65,082	$2,105	$(289)	$66,898

At December 31, 2019
U.S. Government agency securities	$408	$-	$(1)	$407
Municipal securities	9,332	81	(72)	9,341
Mortgage-backed securities	45,499	401	(97)	45,803
Asset-backed securities	5,825	14	(57)	5,782
Total	$61,064	$496	$(227)	$61,333

The following table summarizes the sale of debt securities available for sale.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sale of debt securities	$-	$-	$-	$4,245
Gross gains	-	-	-	27
Gross losses	-	-	-	(20)
Net gain on sale of debt securities	$-	$-	$-	$7

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At June 30, 2020
Mortgage-backed securities	$(17)	$3,370	$(13)	$2,060
Asset-backed securities	(175)	3,311	(84)	1,916
Total	$(192)	$6,681	$(97)	$3,976

At December 31, 2019
U.S. Government agency securities	$(1)	$407	$-	$-
Municipal securities	(72)	3,814	-	-
Mortgage-backed securities	(56)	4,629	(41)	4,115
Asset-backed securities	(57)	3,901	-	-
Total	$(186)	$12,751	$(41)	$4,115

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale, Continued

The unrealized losses at June 30, 2020 and December 31, 2019 on nine and thirteen securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At June 30, 2020
U.S. Government agency securities	$279	$-	$279	$-
Municipal securities	12,391	-	12,391	-
Mortgage-backed securities	49,001	-	49,001	-
Asset-backed securities	5,227	-	5,227	-
Total	$66,898	$-	$66,898	$-

At December 31, 2019
U.S. Government agency securities	$407	$-	$407	$-
Municipal securities	9,341	-	9,341	-
Mortgage-backed securities	45,803	-	45,803	-
Asset-backed securities	5,782	-	5,782	-
Total	$61,333	$-	$61,333	$-

The scheduled maturities of debt securities are as follows:

	At June 30, 2020
	Amortized	Fair
	Cost	Value
(in thousands)
Due in less than one year	$361	$361
Due in one to five years	725	734
Due in five to ten years	3,579	3,854
Due after ten years	12,920	12,948
Mortgage-backed securities	47,497	49,001
Total	$65,082	$66,898

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

	At June 30,	At December 31,
(in thousands)	2020	2019
Real estate mortgage loans:
Commercial	$108,970	$94,728
Residential and home equity	141,932	135,913
Construction	42,142	33,583
Total real estate mortgage loans	293,044	264,224

Commercial loans	149,437	69,770
Consumer and other loans	7,186	7,631
Total loans	449,667	341,625

Add (deduct):
Net deferred loan (fees) costs	(1,845)	499
Allowance for loan losses	(5,248)	(4,414)
Loans, net	$442,574	$337,710

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserves	Total
Three Month Period Ended June 30, 2020
Beginning balance	$1,182	$1,612	$472	$1,315	$126	$-	$4,707
Provision (credit) for loan losses	31	58	42	882	(22)	236	1,227
Net (charge-offs) recoveries	-	(33)	-	(661)	8	-	(686)
Ending balance	$1,213	$1,637	$514	$1,536	$112	$236	$5,248
Three Month Period Ended June 30, 2019
Beginning balance	$847	$1,429	$362	$1,068	$94	$-	$3,800
Provision (credit) for loan losses	(34)	29	63	133	(12)	-	179
Net (charge-offs) recoveries	-	-	-	24	3	-	27
Ending balance	$813	$1,458	$425	$1,225	$85	$-	$4,006

Six Month Period Ended June 30, 2020
Beginning balance	$1,046	$1,573	$415	$1,284	$96	$-	$4,414
Provision (credit) for loan losses	167	112	99	1,228	21	236	1,863
Net (charge-offs) recoveries	-	(48)	-	(976)	(5)	-	(1,029)
Ending balance	$1,213	$1,637	$514	$1,536	$112	$236	$5,248
Six Month Period Ended June 30, 2019
Beginning balance	$917	$1,397	$391	$876	$80	$-	$3,661
Provision (credit) for loan losses	(104)	61	34	347	6	-	344
Net (charge-offs) recoveries	-	-	-	2	(1)	-	1
Ending balance	$813	$1,458	$425	$1,225	$85	$-	$4,006

At June 30, 2020
Individually evaluated for impairment:
Recorded investment	$119	$1,089	$-	$642	$37	$-	$1,887
Balance in allowance for loan losses	$-	$-	$-	$252	$37	$-	$289
Collectively evaluated for impairment:
Recorded investment	$108,851	$140,843	$42,142	$148,795	$7,149	$-	$447,780
Balance in allowance for loan losses	$1,213	$1,637	$514	$1,284	$75	$236	$4,959

At December 31, 2019
Individually evaluated for impairment:
Recorded investment	$611	$965	$-	$1,631	$13	$-	$3,220
Balance in allowance for loan losses	$-	$15	$-	$386	$13	$-	$414
Collectively evaluated for impairment:
Recorded investment	$94,117	$134,948	$33,583	$68,139	$7,618	$-	$338,405
Balance in allowance for loan losses	$1,046	$1,558	$415	$898	$83	$-	$4,000

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Commercial Loans. The Company offers a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and U.S. Small Business Administration (SBA) loans, including Paycheck Protection Program ("PPP") loans. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower's ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by "all business assets," or a "blanket lien" are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third-party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. The Bank currently offers SBA 504 and SBA 7A loans. SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower's creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business' markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other factors of risk could include changes in the borrower's management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt, unless secured by liquid collateral or as otherwise justified.

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At June 30, 2020:
Grade:
Pass	$107,372	$139,625	$41,291	$147,316	$7,121	$442,725
Special mention	1,479	1,218	851	1,238	40	4,826
Substandard	119	1,089	-	883	25	2,116
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$108,970	$141,932	$42,142	$149,437	$7,186	$449,667

At December 31, 2019:
Grade:
Pass	$92,586	$133,351	$32,374	$66,649	$7,576	$332,536
Special mention	1,531	1,597	1,209	1,197	55	5,589
Substandard	611	965	-	1,924	-	3,500
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$94,728	$135,913	$33,583	$69,770	$7,631	$341,625

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2020:
Real estate mortgage loans:
Commercial	$-	-	$-	$-	$108,970	$-	$108,970
Residential and home equity	-	-	-	-	140,843	1,089	141,932
Construction	-	-	-	-	42,142	-	42,142
Commercial loans	4	1	-	5	148,790	642	149,437
Consumer and other loans	-	-	-	-	7,161	25	7,186
Total	$4	$1	$-	$5	$447,906	$1,756	$449,667

At December 31, 2019:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$94,728	$-	$94,728
Residential and home equity	569	-	-	569	134,379	965	135,913
Construction	82	-	-	82	33,501	-	33,583
Commercial loans	87	-	-	87	68,057	1,626	69,770
Consumer and other loans	-	5	-	5	7,626	-	7,631
Total	$738	$5	$-	$743	$338,291	$2,591	$341,625

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At June 30, 2020:
Real estate mortgage loans:
Commercial	$119	$119	$-	$-	$-	$119	$119	$-
Residential and home equity	1,089	1,089	-	-	-	1,089	1,089	-
Commercial loans	-	-	642	642	252	642	642	252
Consumer and other loans	-	-	37	37	37	37	37	37
Total	$1,208	$1,208	$679	$679	$289	$1,887	$1,887	$289

At December 31, 2019:
Real estate mortgage loans:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	716	716	249	249	15	965	965	15
Commercial loans	508	508	1,123	1,123	386	1,631	1,631	386
Consumer and other loans	-	-	13	13	13	13	13	13
Total	$1,835	$1,835	$1,385	$1,385	$414	$3,220	$3,220	$414

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended June 30,
	2020			2019
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$298	$5	$4	$611	$8	$8
Residential and home equity	929	-	-	439	-	2
Commercial loans	1,505	3	3	455	4	6
Consumer	26	-	-	19	-	-
Total	$2,758	$8	$7	$1,524	$12	$16

	Six Months Ended June 30,
	2020			2019
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$484	$12	$11	$611	$16	$16
Residential and home equity	906	-	-	430	4	5
Construction	-	-	-	-	1	1
Commercial loans	1,531	7	7	343	4	6
Consumer	13	-	-	14	-	-
Total	$2,934	$19	$18	$1,398	$25	$28

There were no collateral dependent loans measured at fair value on a nonrecurring basis at June 30, 2020 or 2019.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs. The Company entered into no new TDRs during the three and six months ended June 30, 2020 and two new TDRs during the three and six months ended June 30, 2019.

	Three Months Ended June 30,
	2020				2019
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Construction	$-	$-	$-	$-	-	$-	$-	$-
Residential and Home Equity	-	-	-	-	1	66	66	66
Commercial	-	-	-	-	1	60	60	60
Total	$-	$-	$-	$-	2	$126	$126	$126

	Six Months Ended June 30,
	2020				2019
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Construction	-	$-	$-	$-	-	$-	$-	$-
Residential and Home Equity	-	-	-	-	1	66	66	66
Commercial	-	-	-	-	1	60	60	60
Total	-	$-	$-	$-	2	$126	$126	$126

At June 30, 2020, the Company had $276,000 in loans identified as TDRs. The TDRs entered into during the three months and six months ended June 30, 2019 did not subsequently default during those periods.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2020, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2020, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2020, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2020
Tier 1 Leverage Capital	$52,489	8.99%	$23,358	4.00%	$29,198	5.00%
Common Equity Tier 1 Risk-based Capital	52,489	13.80	17,115	4.50	24,722	6.50
Tier 1 Risk-based Capital	52,489	13.80	22,820	6.00	30,426	8.00
Total Risk-based Capital	57,248	15.05	30,426	8.00	38,033	10.00

As of December 31, 2019
Tier 1 Leverage Capital	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Risk-based Capital	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Risk-based Capital	46,752	13.24	21,180	6.00	28,240	8.00
Total Risk-based Capital	51,165	14.49	28,240	8.00	35,300	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2020 and 2019, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2020			2019
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending June 30:
Basic EPS:
Net earnings	$720	3,116,307	$0.23	$764	3,144,068	$0.24
Effect of dilutive securities-incremental shares from assumed conversion of options		63			6,068
Diluted EPS:
Net earnings	$720	3,116,370	$0.23	$764	3,150,136	$0.24
Six Months Ended June 30:
Basic EPS:
Net earnings	$1,436	3,150,082	$0.45	$1,631	3,142,244	$0.52
Effect of dilutive securities-incremental shares from assumed conversion of options		158			4,634
Diluted EPS:
Net earnings	$1,436	3,150,240	$0.45	$1,631	3,146,878	$0.52

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans

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

As of June 30, 2020, 287,267 stock options and 7,435 restricted stock awards have been granted under the 2015 Plan and 172,708 options are available for grant. A summary of the stock option activity for the six months ended June 30, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2018	263,457	$19.78
Options forfeited	(12,440)	$20.09
Outstanding at June 30, 2019	251,017	$19.77
Options granted	22,000	$20.21
Options forfeited	(750)	$20.09
Outstanding at December 31, 2019	272,267	$19.80
Options granted	15,000	$20.05
Options forfeited	(110)	$20.09
Outstanding at June 30, 2020	287,157	$19.82	7.41	$-
Exercisable at June 30, 2020	71,797	$18.97	5.64	$-

The fair value of shares vested and recognized as compensation expense was $55,000 and $44,000 for the three months ended June 30, 2020 and 2019, and $106,000 and $86,000 for the six months ended June 30, 2020 and 2019, respectively. These amounts include expense of $12,000 and $6,000 for the three months ended June 30, 2020 and 2019 and $22,000 and $8,000 for the six months ended June 30, 2020 and 2019 recognized on restricted common shares issued during those periods. The deferred tax benefit related to stock options for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019 was $5,000 and $6,000, and $10,000 and $10,000, respectively. At June 30, 2020, there was $502,000 in unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 3.03 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

The fair value of each option granted during the six months ended June 30, 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2020
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

2007 Stock Option Plan

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan for the six months ended June 30, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2018	4,700	$11.37
Options exercised	(300)	$10.00
Outstanding at June 30, 2019	4,400	$11.46
Options forfeited	(2,000)	$10.72
Options exercised	(200)	$10.00
Outstanding at December 31, 2019	2,200	$12.27
Options exercised	(2,000)	$12.50
Outstanding at June 30, 2020	200	$10.00	0.51	$1,000
Exercisable at June 30, 2020	200	$10.00	0.51	$1,000

At June 30, 2020, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Option Plans, Continued

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended June 30, 2020 and 2019, our directors received 1,165 and 1,016 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $21,000 and $19,000, respectively.  For the six months ended June 30, 2020 and 2019, our directors received 2,160 and 1,611 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $41,000 and $31,000, respectively. At June 30, 2020, 49,480 shares remained available for grant.

Restricted Stock

During the six months ended June 30, 2020 and 2019, the Company issued 3,835 and 3,600 restricted common stock shares, respectively, to its CEO as part of his bonus incentive earned for the Company’s performance in 2019 and 2018, respectively. One-third of the balance vests each year beginning on February 21, 2020 for the shares issued in 2019 and on January 16, 2021 for the shares issued in 2020.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value

Non-vested restricted stock outstanding at December 31, 2018	-	$-	$-
Restricted stock issued in 2019	3,600	$18.52	$67,000
Non-vested restricted stock outstanding at June 30, 2019 and December 31, 2019	3,600	$18.52	$67,000
Restricted stock issued in 2020	3,835	$20.40	$78,000
Restricted stock shares vested in 2020	(1,200)	$(18.52)	$(22,000)
Non-vested restricted stock outstanding at June 30, 2020	6,235	$19.72	$123,000

During the six months ended June 30, 2020 and 2019, the Company recognized $22,000 and $8,000, respectively, as expense. At June 30, 2020, the Company had $104,000 in unrecognized expense to be recognized over a weighted-average period of 2.3 years.

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $70.0 million at June 30, 2020. At June 30, 2020 and December 31, 2019, the Company had no outstanding loans under this line.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At June 30, 2020		At December 31, 2019
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$62,307	$62,307	$75,082	$75,082
Debt securities available for sale	2	66,898	66,898	61,333	61,333
Loans held for sale	3	8,949	9,095	6,193	6,296
Loans, net	3	442,574	448,733	337,710	342,435
Federal Home Loan Bank stock	3	493	493	404	404
Accrued interest receivable	3	1,723	1,723	1,137	1,137

Financial liabilities:
Deposits	3	536,514	537,496	438,624	439,208
Other borrowings	3	-	-	1,254	1,254
Off-Balance Sheet Items	3	-	-	-	-

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $650,000 at June 30, 2020.

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

At June 30, 2020
(in thousands)
Commitments to extend credit	$10,703
Construction loans in process	$15,120
Unused lines of credit	$54,580
Standby financial letters of credit	$2,347
Standby performance letters of credit	$318
Guaranteed accounts	$1,383

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Contingency

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

The Company took action during the first and second quarters to prepare its employees, support its clients, and help its communities.   In mid-March, the Company closed its lobbies to foot traffic, making them available by appointment only.  At the same time, the Company moved to a split-staff schedule to decrease the number of employees in an office and enhanced its cleaning and disinfecting procedures.  Meetings of more than ten people transitioned to virtual or online platforms and clients have the option to sign documents electronically.  As of the date of publication of this Form 10-Q, the State of Florida was in Phase Two of Governor DeSantis' reopening plan which became effective June 5, 2020. The Bank has reopened its lobbies, but continues to follow guidance from the Centers for Disease Control (the "CDC") and the Florida Department of Health in best practices for maintaining a healthy work environment.

The Company is supporting small business owners by making loans through the Small Business Administration Paycheck Protection Program ("PPP").  As of June 30, 2020, the Bank had originated 855 PPP loans for a total dollar amount of $81.5 million. These loans are 100% guaranteed by the Small Business Administration (the "SBA"). The Company has the option to fund PPP loans through the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (the "PPPLF"). Loans pledged to secure PPPLF advances will be excluded from the calculations of the Bank's regulatory capital ratios.

Management expects that credit quality deterioration directly related to the pandemic could materialize in the future. As of June 30, 2020, the Company had received and granted 70 requests for payment deferrals on loans totaling $42.4 million. Approximately 88.9% of the forbearance requests are for loans secured by real estate. The total dollar amount, approximately $42.4 million, represents 11.5% of the total gross loan portfolio, excluding PPP loans. Since June 30, 2020, 25 loans totaling $7.8 million have reverted back to original pre-modification terms and are being paid as agreed.  Seven loans totaling $9.5 million have been approved for a second payment deferral/modification in the 3rd quarter, and the remaining 38 loans are either being paid within modified terms or their payments were originally deferred until the middle of the third quarter. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered TDRs.

As of June 30, 2020, the amount of each category of loans for which the Company has received payment deferral requests is disclosed in the following table:

(dollars in thousands)								Percent
			Average			Full	Weighted	of
	Number of	Dollar	Balance	Interest	Interest	Payment	Average	Total Loan
	Loans	Amount Loans	Loans	Only	Only	Deferral	LTV Loans	Collateral
Collateral or Loan Type	Modified	Modified	Modified	3 Months	4-6 Months	3 Months	Modified	or Type
1-4 family owner occupied	15	$7,558	$504	$-	$-	$7,558	75.0%	17.8%

1-4 family non-owner occupied	9	3,035	337	948	167	1,920	67.0	7.1

CRE owner occupied	13	10,730	825	-	-	10,730	61.0	25.3

CRE non-owner occupied	9	16,407	1,823	-	1,737	14,670	62.0	38.7

Commercial & Industrial	15	3,898	260	417	672	2,809	N/A	9.2

Construction/Land	7	781	112	23	-	758	47.0	1.8

Consumer	2	29	15	29	-	-	N/A	0.1
Total	70	$42,438	$606	$1,417	$2,576	$38,445	-	100.0%

Details about the Company's PPP loan portfolio are included in the following table:

(dollars in thousands)	Total	Avg. Loan	% of
Category	Balance	Balance	Total
Hospitality	$6,368	$75	7.8%
Real estate services and construction	13,033	72	16.0
Wholesale and retail trade and manufacturing	10,861	88	13.3
Financial, professional, and information services	23,234	113	28.5
Administrative, religious and other services	16,334	86	20.1
Healthcare services	11,621	168	14.3
TOTAL	$81,451	$95	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months	Year Ended	Six Months
	Ended	December 31,	Ended
	June 30, 2020	2019	June 30, 2019

Average equity as a percentage of average assets	10.01%	11.64%	12.03%
Equity to total assets at end of period	9.47	11.15	11.76
Return on average assets(1)	0.51	0.78	0.76
Return on average equity(1)	5.09	6.66	6.32
Noninterest expense to average assets(1)	2.04	2.45	2.69
Nonperforming loans to total loans at end of period	0.44	0.76	0.65

(1)Annualized for the six months ended June 30, 2020 and 2019

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of June 30, 2020, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company has taken action during the first quarter to prepare its employees, support its clients, and help its communities.  In mid-March, the Company closed its lobbies to foot traffic, making them available by appointment only.  At the same time, the Company moved to a split-staff schedule to decrease the number of employees in an office and enhanced its cleaning and disinfecting procedures.  Meetings of more than ten people transitioned to virtual or online platforms and clients have the option to sign documents electronically.  As of the date of publication of this Form 10-Q, the State of Florida was in Phase Two of Governor DeSantis' reopening plan which became effective June 5, 2020. The Bank has reopened its lobbies, but continues to follow guidance from the Centers for Disease Control (the "CDC") and the Florida Department of Health in best practices for maintaining a healthy work environment.

The Company is supporting small business owners by making loans through the Small Business Administration (the "SBA") Paycheck Protection Program ("PPP").  As of June 30, 2020, the Bank had originated 855 PPP loans for a total dollar amount of $81.5 million. These loans are 100% guaranteed by the SBA. The Company has the option to fund PPP loans through the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (the "PPPLF") and loans pledged to secure PPPLF advances will be excluded from the calculations of the Bank's regulatory capital ratios.  Although the Bank initially funded a portion of its PPP loans with PPPLF advances, prior to June 30, 2020, the Bank had repaid such advances.

Management expects that credit quality deterioration directly related to the pandemic could materialize in the future. As of June 30, 2020, the Company had received and granted 70 requests for payment deferrals on loans totaling $42.4 million. Approximately 88.9% of the forbearance requests are for loans secured by real estate. The total dollar amount, approximately $42.4 million, represents 11.5% of the total gross loan portfolio, excluding PPP loans. Since June 30, 2020, 25 loans totaling $7.8 million have reverted back to original pre-modification terms and are being paid as agreed.  Seven loans totaling $9.5 million have been approved for a second payment deferral/modification in the 3rd quarter, and the remaining 38 loans are either being paid within modified terms or their payments were originally deferred until the middle of the third quarter. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered TDRs.

As of June 30, 2020, the amount of each category of loans for which the Company has received deferral payment requests is disclosed in the following table:

(dollars in thousands)								Percent
			Average			Full	Weighted	of
	Number of	Dollar	Balance	Interest	Interest	Payment	Average	Total Loan
	Loans	Amount Loans	Loans	Only	Only	Deferral	LTV Loans	Collateral
Collateral or Loan Type	Modified	Modified	Modified	3 Months	4-6 Months	3 Months	Modified	or Type
1-4 family owner occupied	15	$7,558	$504	$-	$-	$7,558	75.0%	17.8%

1-4 family non-owner occupied	9	3,035	337	948	167	1,920	67.0	7.1

CRE owner occupied	13	10,730	825	-	-	10,730	61.0	25.3

CRE non-owner occupied	9	16,407	1,823	-	1,737	14,670	62.0	38.7

Commercial & Industrial	15	3,898	260	417	672	2,809	N/A	9.2

Construction/Land	7	781	112	23	-	758	47.0	1.8

Consumer	2	29	15	29	-	-	N/A	0.1
Total	70	$42,438	$606	$1,417	$2,576	$38,445	-	100.0%

Details about the company's PPP loan portfolio are included in the following table:

(dollars in thousands)	Total	Avg. Loan	% of
Category	Balance	Balance	Total
Hospitality	$6,368	$75	7.8%
Real estate services and construction	13,033	72	16.0
Wholesale and retail trade and manufacturing	10,861	88	13.3
Financial, professional, and information services	23,234	113	28.5
Administrative, religious and other services	16,334	86	20.1
Healthcare services	11,621	168	14.3
TOTAL	$81,451	$95	100.0%

FINANCIAL CONDITION

Average assets totaled $563.5 million for the six months ended June 30, 2020, an increase of $134.1 million, or 31.2%, over the comparable period in 2019, with the majority of growth coming from loans, specifically PPP loans.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At June 30, 2020, our debt securities available for sale investment portfolio included U.S. government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities.  As of the same date, this portfolio had a fair market value of $66.9 million and an amortized cost value of $65.1 million. At June 30, 2020 and December 31, 2019, our investment securities portfolio represented approximately 11.1% and 12.2% of our total assets, respectively. The average yield on the average balance of investment securities for the six months ended June 30, 2020 was 2.47%, compared to 2.59% for the comparable period in 2019.

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

The Company’s net loan portfolio increased $104.9 million since December 31, 2019, with approximately $81.5 million of that increase coming from PPP loans. At June 30, 2020, PPP loans comprised 18.1% of total loans.  Management expects that the majority of these loans will be forgiven in the second half of 2020, however, legislation for the forgiveness process is still being considered at the date of publication of this Form 10-Q.  In total, approximately 65.2% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at June 30, 2020, compared to 77.3% at December 31, 2019. Subtracting out the PPP loans, the percentage of the total loan portfolio collateralized by commercial and residential real estate mortgages is 79.6% at June 30, 2020.

Nonperforming assets.  Nine loans totaling $1.9 million were deemed to be impaired under the Company’s policy at June 30, 2020, compared to fourteen loans and one overdraft account totaling $3.2 million at December 31, 2019. The Company’s nonperforming assets represented 0.33% of total assets at June 30, 2020 and 0.52% at December 31, 2019.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At June 30, 2020, the Bank had eight nonaccrual loans in the aggregate amount of $1.8 million, compared to twelve nonaccrual loans totaling $2.6 million at December 31, 2019. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.  Also at June 30, 2020, the Company reported $234,000 in other real estate owned.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. During the second quarter, the Bank allocated $1.2 million to the allowance for loan losses. The current quarter's provision was impacted by charge-offs, an increase in general and specific reserves and potential credit deterioration related to the COVID-19 pandemic. The Company's nine impaired loans carried aggregate specific reserves of $277,000 at June 30, 2020 and the Company assigned $236,000 to unallocated reserves in anticipation of possible COVID-19 related credit deterioration.  The Company took $686,000 in net charge-offs during the second quarter of 2020, or 0.64% annualized of average loans, compared to $27,000, or 0.04% annualized of average loans, in the second quarter of 2019.  None of the charge-offs in 2020 relate to the COVID-19 pandemic. Management believes that the allowance for loan losses, which was $5.2 million or 1.42% of gross loans (excluding PPP loans) at June 30, 2020 is adequate to cover losses inherent in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at June 30, 2020 were $536.5 million, an increase of $98.3 million, or 22.4%, from December 31, 2019, with growth coming from both noninterest-bearing and interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 24.9% of the average balance of total deposits for the six months ended June 30, 2020, compared to 22.8% for the six months ended June 30, 2019. We expect the depositors of PPP funds will spend most of their deposits before the end of 2020.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of June 30, 2020, to borrow up to $70.0 million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $21.8 million at June 30, 2020. There were no loans outstanding under any of these lines at June 30, 2020. The Company did make use of the Federal Reserve's Paycheck Protection Program Lending Facility (the "PPPLF") during the second quarter of 2020, funding $51.1 million of PPP loans through this facility. However, the Company elected to prepay the borrowings under the PPPLF with excess liquidity prior to quarter end.  The Company maintains its ability to fund PPP loans through this facility should it choose to do so in the future.

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

As shown in the following two tables, the Company's average yield on interest-earning assets has declined 90 basis points comparing the second quarter of 2020 to the second quarter of 2019 and 63 basis points comparing the six months ended June 30, 2020 to the six months ended June 30, 2019.  The Federal Reserve has cut rates five times since June 30, 2019 and the effects became fully evident in the Company's net interest margin in the second quarter of 2020.  The added volume of PPP loans, which yield 2.53% inclusive of recognized fees and costs, also contributed to the lower net interest margin.

	For the Three Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$427,902	$4,745	4.44%	$298,058	$3,834	5.15%
Loans held for sale	9,788	99	4.05	6,957	82	4.71
Debt securities available for sale	68,014	428	2.52	50,943	333	2.61
Other(2)	89,217	62	0.28	54,650	361	2.64
Total interest-earning assets	594,921	$5,334	3.59	410,608	$4,610	4.49
Noninterest-earning assets	21,749			25,684
Total assets	$616,670			$436,292

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$311,237	$412	0.53%	$242,815	$597	0.98%
Time deposits	67,287	325	1.93	48,573	254	2.09
Total interest-bearing deposits	378,524	737	0.78	291,388	851	1.17
Other borrowings	33,129	28	0.34	34	-	-
Total interest-bearing liabilities	411,653	$765	0.74	291,422	$851	1.17
Noninterest-bearing deposits	140,234			87,077
Noninterest-bearing liabilities	8,220			5,545
Stockholders' equity	56,563			52,248
Total liabilities and stockholders' equity	$616,670			$436,292

Net earning assets	$183,268			$119,186
Net interest income		$4,569			$3,759
Interest rate spread (3)			2.85%			3.32%
Net interest margin(4)			3.07%			3.66%

Ratio of interest-earning assets to average interest-bearing liabilities	144.52%			140.90%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.
(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized
(5) Annualized

	For the Six Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$390,400	$9,108	4.67%	$296,891	$7,632	5.14%
Loans held for sale	7,919	165	4.17	6,068	140	4.61
Debt securities available for sale	65,798	812	2.47	48,490	629	2.59
Other(2)	75,687	294	0.78	54,987	709	2.58
Total interest-earning assets	539,804	$10,379	3.85	406,436	$9,110	4.48
Noninterest-earning assets	23,647			22,923
Total assets	$563,451			$429,359

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$294,245	$956	0.65%	$243,160	$1,199	0.99%
Time deposits	68,597	680	1.98	45,653	465	2.04
Total interest-bearing deposits	362,842	1,636	0.90	288,813	1,664	1.15
Other borrowings	17,201	31	0.36	17	-	-
Total interest-bearing liabilities	380,043	$1,667	0.88	288,830	$1,664	1.15
Noninterest-bearing deposits	120,046			85,141
Noninterest-bearing liabilities	6,954			3,732
Stockholders' equity	56,408			51,656
Total liabilities and stockholders' equity	$563,451			$429,359

Net earning assets	$159,761			$117,606
Net interest income		$8,712			$7,446
Interest rate spread (3)			2.97%			3.33%
Net interest margin(4)			3.23%			3.66%

Ratio of interest-earning assets to average interest-bearing liabilities	142.04%			140.72%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.
(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized
(5) Annualized

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

Earnings Summary
(dollars in thousands)
			Change 2Q'20 vs. 2Q'19
	2Q'20	2Q'19	Amount	Percentage
Net Interest Income	$4,569	$3,759	$810	21.5%
Provision for loan losses	1,227	179	1,048	585.5
Noninterest income	414	412	2	0.5
Noninterest expense	2,819	2,983	(164)	(5.5)
Income Taxes	217	245	(28)	(11.4)
Net Income	$720	$764	$(44)	(5.8)%

Compared to the same period a year ago, the decrease in the Company's second quarter net income is primarily attributed to a $1.0 million increase in the provision for loan losses, despite a 21.5% increase in net interest income, a 5.5% decrease in noninterest expense, and a 11.4% decrease in income tax expense.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 2Q'20 vs. 2Q'19
	2Q'20	2Q'19	Amount	Percentage
Interest income:
Loans	$4,844	$3,916	$928	23.7%
Securities	428	333	95	28.5
Other	62	361	(299)	(82.8)
Total interest income	$5,334	$4,610	$724	15.7%

Compared to the second quarter of 2019, the 15.7% increase in total interest income is mostly attributed to loan growth, with average loans increasing $129.8 million, or 43.6%. Approximately half of the average loan growth came from PPP loan originations when comparing the second quarter of 2020 to 2019.  Partially offsetting this loan growth were lower yields on loans, federal funds sold and deposits with banks as the Federal Reserve has cut rates five times since June 30, 2019.

Interest expense:
(dollars in thousands)			Change 2Q'20 vs. 2Q'19
	2Q'20	2Q'19	Amount	Percentage
Total interest expense	$765	$851	$(86)	(10.1)%

Despite higher balances of interest-bearing liabilities, total interest expense declined $86,000 from the second quarter of 2019.  Management strategically reduced rates in the fourth quarter of 2019 following three interest rate cuts by the Federal Reserve in the second half of 2019.  This effort continued into the first half of 2020 and was accelerated after the Federal Reserve cut its benchmark interest rate twice in the month of March, both in emergency meetings scheduled in response to the growing global coronavirus pandemic.  Average deposits costs have declined 0.39% from the second quarter of 2019 to 0.78% and the average balance of noninterest bearing deposits as a percent of the average balance of total deposits has increased from 23.0% in the second quarter of 2019 to 27.0% in the second quarter of 2020.

Net Interest Margin

Dilution from the PPP loans contributed materially to the quarter's lower net interest margin in the second quarter of 2020 as these loans are yielding 2.53%, inclusive of recognized fees and costs. In addition, the full quarter impact of the Federal Reserve's actions in March became evident in the Company's net interest margin in the second quarter of 2020.   Looking forward, management expects fluctuation in net in the net interest margin, in part, due to the uncertain timing of the PPP loans exiting the balance sheet.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company reported a provision for loan losses of $1.2 million for the quarter ended June 30, 2020, compared to $179,000 a year ago.  The Company took $686,000 in net charge-offs during the second quarter of 2020. These charge-offs were unrelated to the COVID-19 pandemic. The charge-offs, in conjunction with an increase in general and specific reserves and a $236,000 addition to unallocated reserves in anticipation of possible COVID-19 related credit deterioration, resulted in the large increase in the provision in the second quarter.

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

Noninterest income
(dollars in thousands)			Change 2Q'20 vs. 2Q'19
	2Q'20	2Q'19	Amount	Percentage
Service charges and fees on deposit accounts	$44	$68	$(24)	(35.3)%
Debit card/ATM revenue, net	79	64	15	23.4
Mortgage banking revenue	219	197	22	11.2
Income from bank-owned life insurance	40	45	(5)	(11.1)
Other income	32	38	(6)	(15.8)
Total noninterest income	$414	$412	$2	0.5%

Noninterest income consists of service charges and fees on deposit accounts, mortgage banking revenue, income from bank-owned life insurance, and other income.  Compared to the second quarter of 2019, increases in debit card/ATM net revenue and mortgage banking revenue were offset by declines in service charges and fees on deposit accounts, income from bank-owned life insurance and other income, leaving total noninterest income relatively flat with the second quarter of last year.

Noninterest expense
(dollars in thousands)			Change 2Q'20 vs. 2Q'19
	2Q'20	2Q'19	Amount	Percentage
Salaries and employee benefits	$1,546	$1,579	$(33)	(2.1)%
Occupancy and equipment	381	427	(46)	(10.8)
Professional fees	83	106	(23)	(21.7)
Marketing	100	194	(94)	(48.5)
FDIC Assessment	67	44	23	52.3
Software maintenance and amortization	201	167	34	20.4
Other	441	466	(25)	(5.4)
Total noninterest expense	$2,819	$2,983	$(164)	(5.5)%

Despite a higher level of FTEs (89 at June 30, 2020 compared to 83 at June 30, 2019), salaries and employee benefits expense, the traditional driver of noninterest expense, showed a 2.1% decline when comparing the two periods.  The decrease can be attributed to higher deferred loan origination costs in the second quarter of 2020, driven by PPP loan originations.  Occupancy and equipment expense declined 10.8% from the second quarter of 2019, in part because the Company expensed approximately $69,000 in non-recurring occupancy costs related to the opening of the Lakeland office in the second quarter of 2019. Marketing costs are down significantly due to the COVID-19 pandemic and the suspension of most group activities in the second quarter of 2020. In addition, the Company had large marketing expenditures associated with the opening of our Lakeland office in the second quarter of 2019 compared to the second quarter of 2020, which also contributed to the decline.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $217,000 for the three months ended June 30, 2020, compared to income taxes of $245,000 for the three months ended June 30, 2019, with the decrease attributed to higher pre-tax earnings in 2019.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

Earnings Summary
(dollars in thousands)
	Six Months Ended		Change 2020 vs. 2019
	June 30, 2020	June 30, 2019	Amount	Percentage
Net Interest Income	$8,712	$7,446	$1,266	17.0%
Provision for loan losses	1,863	344	1,519	441.6
Noninterest income	781	737	44	6.0
Noninterest expense	5,757	5,689	68	1.2
Income Taxes	437	519	(82)	(15.8)
Net Income	$1,436	$1,631	$(195)	(12.0)%

Comparing the six-month periods. the $1.5 million increase in the provision for loan losses offset growth in net interest income and noninterest income and a 15.8% decline in income tax expense.

Interest income
(dollars in thousands)
	Six Months Ended		Change 2020 vs. 2019
	June 30, 2020	June 30, 2019	Amount	Percentage
Interest income:
Loans	$9,273	$7,772	$1,501	19.3%
Securities	812	629	183	29.1
Other	294	709	(415)	(58.5)
Total interest income	$10,379	$9,110	$1,269	13.9%

Comparing the six-month period ended June 30, 2020 to the same period a year ago, growth in total interest income was driven by a higher volume of loans and securities and partially offset by lower yields across most interest-earning asset categories.  Average loans increased $93.3 million with approximately a third of that increase driven by PPP loan originations.

Interest expense:
(dollars in thousands)	Six Months Ended		Change 2020 vs. 2019
	June 30, 2020	June 30, 2019	Amount	Percentage
Total interest expense	$1,667	$1,664	$3	0.2%

Interest expense stayed relatively flat as the effect of higher average balances of interest-bearing liabilities and lower average rates offset one another.

Net Interest Margin

Dilution from the PPP loans contributed materially to the lower net interest margin for the six months ended June 30, 2020, as these loans are yielding 1.0%, prior to recognition of fees and costs. In addition, the full impact of the Federal Reserve's actions in March became evident in the Company's net interest margin in the second quarter of 2020.   Looking forward, management expects fluctuation in the net interest margin, in part, due to the uncertain timing of the PPP loans exiting the balance sheet.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company reported a provision for loan losses of $1.9 million for the six months ended June 30, 2020, compared to $344,000 for the same period a year ago.  The Company took $1 million in net charge-offs during the six months ended June 30, 2020. These charge-offs were unrelated to the COVID-19 pandemic. The year-to-date charge-offs, in conjunction with an increase in general and specific reserves and a $236,000 addition to unallocated reserves in anticipation of possible COVID-19 related credit deterioration, resulted in the large increase in the provision for the six months ended June 30, 2020.

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

Noninterest income
(dollars in thousands)	Six Months Ended		Change 2020 vs. 2019
	June 30, 2020	June 30, 2019	Amount	Percentage
Service charges and fees on deposit accounts	$108	$139	$(31)	(22.3)%
Debit card/ATM revenue, net	160	126	34	27.0
Mortgage banking revenue	367	303	64	21.1
Income from bank-owned life insurance	80	90	(10)	(11.1)
Gain on sale of securities available for sale	-	7	(7)	(100.0)
Other income	66	72	(6)	(8.3)
Total noninterest income	$781	$737	$44	6.0%

Comparing the six-month period ended June 30, 2020 to 2019, increases in the two most important noninterest income drivers (debit card/ATM net revenue and mortgage banking revenue) were partially offset by declines in other noninterest income categories.  The most notable decline was in service charges and fees on deposit accounts.

Noninterest expense
(dollars in thousands)	Six Months Ended		Change 2020 vs. 2019
	June 30, 2020	June 30, 2019	Amount	Percentage
Salaries and employee benefits	$3,164	$3,136	$28	0.9%
Occupancy and equipment	719	702	17	2.4
Professional fees	174	183	(9)	(4.9)
Marketing	301	393	(92)	(23.4)
FDIC Assessment	119	87	32	36.8
Software maintenance and amortization	394	319	75	23.5
Other	886	869	17	2.0
Total noninterest expense	$5,757	$5,689	$68	1.2%

Comparing the six-month periods, the $92,000 decrease in marketing expense offset increases in other areas, the most notable one being a $75,000 increase in software maintenance, amortization, and other.  Marketing expenses are down in 2020 primarily because of limited social gatherings in the second quarter of 2020 amidst the COVID-19 pandemic and also because the Company had additional marketing expense in the second quarter of 2019 related to the opening of our Lakeland office.  The 36.8% increase in the FDIC assessment is calculated on the Company's increased deposit base, net of regulatory adjustments related to PPP activity.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $437,000 for the six months ended June 30, 2020, compared to income taxes of $519,000 for the six months ended June 30, 2019, with the decrease attributed to higher pre-tax earnings in 2019.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At June 30, 2020, the Bank had access to approximately $70.0 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $21.8 million in unsecured lines of credit maintained with correspondent banks. As of June 30, 2020, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $18.1 million at June 30, 2020 compared to $8.8 million at December 31, 2019. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 18.5% and 25.5% of total assets at June 30, 2020 and December 31, 2019, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At June 30, 2020, total deposits were $536.5 million, of which $30.0 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $57.0 million at June 30, 2020 compared to $55.9 million at December 31, 2019.  As part of the Company's overall capital management plan, the Company initiated a share repurchase program of up to $2 million in the first quarter. As of June 30, 2020, the Company had repurchased 82,784 shares at a weighted average cost per share of $14.70 for a total of $1.2 million.  The program was suspended in late March and expired on June 30, 2020.   Depending on market conditions and the Company's capital needs and planning, the Company may consider restarting a share repurchase program in the future.

At June 30 2020, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 8.99% Tier 1 Leverage Capital Ratio, a 13.80% Equity Tier 1 Risk-Based Capital Ratio, a 13.80% Tier 1 Risk-Based Capital Ratio, and a 15.05% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at June 30, 2020 and December 31, 2019 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2020
Tier 1 Leverage Capital	$52,489	8.99%	$23,358	4.00%	$29,198	5.00%
Common Equity Tier 1 Risk-based Capital	52,489	13.80	17,115	4.50	24,722	6.50
Tier 1 Risk-based Capital	52,489	13.80	22,820	6.00	30,426	8.00
Total Risk-based Capital	57,248	15.05	30,426	8.00	38,033	10.00

As of December 31, 2019
Tier 1 Leverage Capital	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Risk-based Capital	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Risk-based Capital	46,752	13.24	21,180	6.00	28,240	8.00
Total Risk-based Capital	51,165	14.49	28,240	8.00	35,300	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending June 30, 2020 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering-in-place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect the implementation of our growth strategy. Furthermore, the pandemic could cause the recognition of credit losses or other impairments in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more clients draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2020, the Company issued 1,165 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $21,000.  These shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

As part of the Company's overall capital management plan, on March 11, 2020, the Company publicly announced that it had adopted a share repurchase program. Under this repurchase program, the maximum amount the Company could spend to repurchase shares of its common stock was $2 million. The program was suspended in late March and expired on June 30, 2020.  The amount of repurchases effected during each month is reflected in the table below.

			Total number of	Approximate dollar
			shares repurchased	value of share that
	Total number	Average price	as part of publicly	may yet be purchased
	of shares	paid per share	announced plans or	under the plans or
Period	repurchased	per share	programs	programs
January 1 to January 31, 2020	-	$-	-	$-
February 1 to February 29, 2020	-	-	-	-
March 1 to March 31, 2020	82,784	14.70	82,784	783,075
April 1 to April 30, 2020	-	-	-	-
May 1 to May 31, 2020	-	-	-	-
June 1 to June 30, 2020	-	-	-	-
Total	82,784	$14.70	82,784	$783,075

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

August 11, 2020
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
August 11, 2020
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer