Form 10-Q
period 2020-09-30
Prime Meridian Holding Co
filed 2020-11-10
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class None.	Trading Symbol(s) N/A	Name of exchange on which registered N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2020: 3,119,271

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2020 (unaudited) and December 31, 2019	2

Condensed Consolidated Statements of Earnings Three and Nine Months ended September 30, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months ended September 30, 2020 and 2019 (unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months ended September 30, 2020 and 2019 (unaudited)	5-6

Condensed Consolidated Statements of Cash Flows Nine Months ended September 30, 2020 and 2019 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8-26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41-42

Signatures	43

Certifications

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$7,540	$9,024
Federal funds sold	12,191	24,613
Interest-bearing deposits	36,273	41,445
Total cash and cash equivalents	56,004	75,082
Debt securities available for sale	61,060	61,333
Loans held for sale	14,900	6,193
Loans, net of allowance for loan losses of $5,833 and $4,414	465,642	337,710
Federal Home Loan Bank stock	493	404
Premises and equipment, net	8,210	7,744
Right of use lease asset	3,517	3,669
Accrued interest receivable	1,879	1,137
Bank-owned life insurance	6,621	6,501
Other real estate owned	234	-
Other assets	2,103	1,088
Total assets	$620,663	$500,861

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$150,494	$96,807
Savings, NOW and money-market deposits	340,931	272,283
Time deposits	63,822	69,174
Total deposits	555,247	438,264
Other borrowings	-	1,254
Official checks	1,577	606
Operating lease liability	3,625	3,758
Other liabilities	1,563	1,111
Total liabilities	562,012	444,993
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,117,842 and 3,191,288 issued and outstanding	31	32
Additional paid-in capital	38,492	39,456
Retained earnings	18,714	16,180
Accumulated other comprehensive income	1,414	200
Total stockholders' equity	58,651	55,868
Total liabilities and stockholders' equity	$620,663	$500,861

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Interest income:
Loans	$5,101	$4,179	$14,374	$11,951
Securities	311	338	1,123	967
Other	43	402	337	1,111
Total interest income	5,455	4,919	15,834	14,029
Interest expense:
Deposits	710	934	2,346	2,598
Other borrowings	-	5	31	5
Total interest expense	710	939	2,377	2,603
Net interest income	4,745	3,980	13,457	11,426
Provision for loan losses	621	241	2,484	585
Net interest income after provision for loan losses	4,124	3,739	10,973	10,841
Noninterest income:
Service charges and fees on deposit accounts	48	74	156	213
Debit card/ATM revenue, net	91	67	251	193
Mortgage banking revenue	224	151	591	454
Income from bank-owned life insurance	40	46	120	136
Gain on sale of debt securities available for sale	-	-	-	7
Other income	167	32	233	104
Total noninterest income	570	370	1351	1,107
Noninterest expense:
Salaries and employee benefits	1,498	1,575	4,662	4,711
Occupancy and equipment	377	373	1,096	1,075
Professional fees	89	79	263	262
Marketing	97	172	398	565
FDIC assessment	68	6	187	93
Software maintenance, amortization and other	205	188	599	507
Other	415	436	1,301	1,305
Total noninterest expense	2,749	2,829	8,506	8,518
Earnings before income taxes	1,945	1,280	3,818	3,430
Income taxes	464	316	901	835
Net earnings	$1,481	$964	$2,917	$2,595

Earnings per common share:
Basic	$0.47	$0.31	$0.92	$0.83
Diluted	0.47	0.31	0.92	0.83
Cash dividends per common share(1)	-	-	0.12	0.12

(1) Annual cash dividends were paid during the first quarters of 2019 and 2020

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net earnings	$1,481	$964	$2,917	$2,595
Other comprehensive income:
Change in unrealized gain on debt securities available for sale:
Unrealized gain arising during the period	79	173	1,626	1,254
Reclassification adjustment for realized gain	-	-	-	(7)
Net change in unrealized gain	79	173	1,626	1,247
Deferred income tax expense on above change	(21)	(44)	(412)	(316)
Total other comprehensive income	58	129	1,214	931
Comprehensive income	$1,539	$1,093	$4,131	$3,526

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended September 30, 2019

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2018	3,138,945	$31	$38,330	$13,015	$(556)	$50,820
Net earnings for the three months ended March 31, 2019 (unaudited)	-	-	-	867	-	867
Dividends paid (unaudited)	-	-	-	(377)	-	(377)
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	320	320
Common stock issued as compensation to directors (unaudited)	595	-	12	-	-	12
Issuance of restricted stock (unaudited)	3,600	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	42	-	-	42
Balance at March 31, 2019 (unaudited)	3,143,140	$31	$38,384	$13,505	$(236)	$51,684
Net earnings for the three months ended June 30, 2019 (unaudited)	-	-	-	764	-	764
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	482	482
Stock options exercised (unaudited)	300	-	3	-	-	3
Common stock issued as compensation to directors (unaudited)	1,016	-	19	-	-	19
Stock-based compensation (unaudited)	-	-	44	-	-	44
Balance at June 30, 2019 (unaudited)	3,144,456	$31	$38,450	$14,269	$246	$52,996
Net earnings for the three months ended September 30, 2019 (unaudited)	-	-	-	964	-	964
Private Placement Offering net of cost	44,600	1	872	-	-	873
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	129	129
Common stock issued as compensation to directors (unaudited)	975	-	20	-	-	20
Stock-based compensation (unaudited)	-	-	45	-	-	45
Balance at September 30, 2019 (unaudited)	3,190,031	$32	$39,387	$15,233	$375	$55,027

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended September 30, 2020

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2019 (unaudited)	3,191,288	$32	$39,456	$16,180	$200	$55,868
Net earnings for the three months ended March 31, 2020 (unaudited)	-	-	-	716	-	716
Dividends paid (unaudited)	-	-	-	(383)	-	(383)
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	611	611
Stock options exercised (unaudited)	2,000	-	25	-	-	25
Common stock retirement (unaudited)	(82,784)	(1)	(1,216)	-	-	(1,217)
Common stock issued as compensation to directors (unaudited)	995	-	20	-	-	20
Issuance of restricted stock (unaudited)	3,835	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	51	-	-	51
Balance at March 31, 2020 (unaudited)	3,115,334	$31	$38,336	$16,513	$811	$55,691
Net earnings for the three months ended June 30, 2020 (unaudited)	-	-	-	720	-	720
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	545	545
Common stock issued as compensation to directors (unaudited)	1,165	-	21	-	-	21
Stock-based compensation (unaudited)	-	-	55	-	-	55
Balance at June 30, 2020 (unaudited)	3,116,499	$31	$38,412	$17,233	$1,356	$57,032
Net earnings for the three months ended September 30, 2020 (unaudited)	-	-	-	1,481	-	1,481
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	58	58
Common stock issued as compensation to directors (unaudited)	1,343	-	25	-	-	25
Stock-based compensation (unaudited)	-	-	55	-	-	55
Balance at September 30, 2020 (unaudited)	3,117,842	$31	$38,492	$18,714	$1,414	$58,651

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net earnings	$2,917	$2,595
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	496	499
Provision for loan losses	2,484	585
Net amortization of deferred loan costs (fees)	5	(68)
Gain on sale of debt securities available for sale	-	(7)
Amortization of premiums and discounts on debt securities available for sale	313	218
Gain on sale of loans held for sale	(591)	(454)
Proceeds from the sale of loans held for sale	107,456	63,996
Loans originated as held for sale	(115,572)	(66,682)
Stock-based compensation expense	227	182
Income from bank-owned life insurance	(120)	(136)
Net increase in accrued interest receivable	(742)	(39)
Net change in operating leases	19	82
Net increase in other assets	(1,427)	(143)
Net increase in other liabilities and official checks	1,423	173
Net cash (used in) provided by operating activities	(3,112)	801
Cash flows from investing activities:
Loan originations, net of principal repayments	(130,655)	(26,211)
Purchase of debt securities available for sale	(13,726)	(20,740)
Principal repayments of debt securities available for sale	11,963	4,721
Proceeds from sale of debt securities available for sale	-	4,245
Maturities and calls of debt securities available for sale	3,349	2,421
Purchase of Federal Home Loan Bank stock	(89)	(49)
Purchase of premises and equipment	(962)	(3,630)
Net cash used in investing activities	(130,120)	(39,243)
Cash flows from financing activities:
Net increase in deposits	116,983	72,130
Change in other borrowings	(1,254)	2,053
Proceeds from stock options exercised	25	3
Common stock retirement	(1,217)	873
Common stock dividends paid	(383)	(377)
Net cash provided by financing activities	114,154	74,682
Net (decrease) increase in cash and cash equivalents	(19,078)	36,240
Cash and cash equivalents at beginning of period	75,082	48,038
Cash and cash equivalents at end of period	$56,004	$84,278
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$2,399	$2,594
Income taxes	$1,025	$1,065
Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on debt securities available for sale, net of taxes	$1,214	$931
Loans transferred to other real estate owned	$234	$-
Right of use lease assets obtained in exchange for operating lease liabilities	$-	$3,818

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s consolidated financial position and consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 24, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Derivatives. The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s variable rate loan into a fixed rate.  The Company then enters into a matching swap agreement with a third-party dealer in order to offset its exposure on the client swap.  The Company does not use derivatives for trading purposes. The derivative transactions are considered instruments with no hedging designation, otherwise known as stand-alone derivatives.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale

Debt securities are classified according to management's intent. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At September 30, 2020
U.S. Government agency securities	$169	$3	$-	$172
Municipal securities	10,959	627	-	11,586
Mortgage-backed securities	42,694	1,379	(28)	44,045
Asset-backed securities	5,343	-	(86)	5,257
Total	$59,165	$2,009	$(114)	$61,060

At December 31, 2019
U.S. Government agency securities	$408	$-	$(1)	$407
Municipal securities	9,332	81	(72)	9,341
Mortgage-backed securities	45,499	401	(97)	45,803
Asset-backed securities	5,825	14	(57)	5,782
Total	$61,064	$496	$(227)	$61,333

The following table summarizes the sale of debt securities available for sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sale of debt securities	$-	$-	$-	$4,245
Gross gains	-	-	-	27
Gross losses	-	-	-	(20)
Net gain on sale of debt securities	$-	$-	$-	$7

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At September 30, 2020
Mortgage-backed securities	$(19)	$4,234	$(9)	$1,633
Asset-backed securities	(9)	1,692	(77)	3,565
Total	$(28)	$5,926	$(86)	$5,198

At December 31, 2019
U.S. Government agency securities	$(1)	$407	$-	$-
Municipal securities	(72)	3,814	-	-
Mortgage-backed securities	(56)	4,629	(41)	4,115
Asset-backed securities	(57)	3,901	-	-
Total	$(186)	$12,751	$(41)	$4,115

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale, Continued

The unrealized losses at September 30, 2020 and December 31, 2019 on ten and thirteen securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At September 30, 2020
U.S. Government agency securities	$172	$-	$172	$-
Municipal securities	11,586	-	11,586	-
Mortgage-backed securities	44,045	-	44,045	-
Asset-backed securities	5,257	-	5,257	-
Total	$61,060	$-	$61,060	$-

At December 31, 2019
U.S. Government agency securities	$407	$-	$407	$-
Municipal securities	9,341	-	9,341	-
Mortgage-backed securities	45,803	-	45,803	-
Asset-backed securities	5,782	-	5,782	-
Total	$61,333	$-	$61,333	$-

The scheduled maturities of debt securities are as follows:

	At September 30, 2020
	Amortized	Fair
	Cost	Value
(in thousands)
Due in one to five years	$169	$172
Due in five to ten years	3,567	3,837
Due after ten years	12,735	13,006
Mortgage-backed securities	42,694	44,045
Total	$59,165	$61,060

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

	At September 30,	At December 31,
(in thousands)	2020	2019
Real estate mortgage loans:
Commercial	$126,840	$94,728
Residential and home equity	145,894	135,913
Construction	36,996	33,583
Total real estate mortgage loans	309,730	264,224

Commercial loans	156,787	69,770
Consumer and other loans	6,572	7,631
Total loans	473,089	341,625

Add (deduct):
Net deferred loan (fees) costs	(1,614)	499
Allowance for loan losses	(5,833)	(4,414)
Loans, net	$465,642	$337,710

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserves	Total
Three Month Period Ended September 30, 2020
Beginning balance	$1,213	$1,637	$514	$1,536	$112	$236	$5,248
Provision (credit) for loan losses	208	48	(63)	95	10	323	621
Net (charge-offs) recoveries	-		-	8	(44)	-	(36)
Ending balance	$1,421	$1,685	$451	$1,639	$78	$559	$5,833
Three Month Period Ended September 30, 2019
Beginning balance	$813	$1,458	$425	$1,225	$85	$-	$4,006
Provision (credit) for loan losses	48	17	76	76	24	-	241
Net (charge-offs) recoveries	-	-	-	(260)	(5)	-	(265)
Ending balance	$861	$1,475	$501	$1,041	$104	$-	$3,982

Nine Month Period Ended September 30, 2020
Beginning balance	$1,046	$1,573	$415	$1,284	$96	$-	$4,414
Provision (credit) for loan losses	375	160	36	1,323	31	559	2,484
Net (charge-offs) recoveries	-	(48)	-	(968)	(49)	-	(1,065)
Ending balance	$1,421	$1,685	$451	$1,639	$78	$559	$5,833
Nine Month Period Ended September 30, 2019
Beginning balance	$917	$1,397	$391	$876	$80	$-	$3,661
Provision (credit) for loan losses	(56)	78	110	423	30	-	585
Net (charge-offs) recoveries	-	-	-	(258)	(6)	-	(264)
Ending balance	$861	$1,475	$501	$1,041	$104	$-	$3,982

At September 30, 2020
Individually evaluated for impairment:
Recorded investment	$-	$667	$-	$648	$-	$-	$1,315
Balance in allowance for loan losses	$-	$-	$-	$258	$-	$-	$258
Collectively evaluated for impairment:
Recorded investment	$126,840	$145,227	$36,996	$156,139	$6,572	$-	$471,774
Balance in allowance for loan losses	$1,421	$1,685	$451	$1,381	$78	$559	$5,575

At December 31, 2019
Individually evaluated for impairment:
Recorded investment	$611	$965	$-	$1,631	$13	$-	$3,220
Balance in allowance for loan losses	$-	$15	$-	$386	$13	$-	$414
Collectively evaluated for impairment:
Recorded investment	$94,117	$134,948	$33,583	$68,139	$7,618	$-	$338,405
Balance in allowance for loan losses	$1,046	$1,558	$415	$898	$83	$-	$4,000

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At September 30, 2020
Grade:
Pass	$124,495	$144,458	$36,148	$155,502	$6,549	$467,152
Special mention	2,345	769	848	425	23	4,410
Substandard	-	667	-	860	-	1,527
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$126,840	$145,894	$36,996	$156,787	$6,572	$473,089

At December 31, 2019
Grade:
Pass	$92,586	$133,351	$32,374	$66,649	$7,576	$332,536
Special mention	1,531	1,597	1,209	1,197	55	5,589
Substandard	611	965	-	1,924	-	3,500
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$94,728	$135,913	$33,583	$69,770	$7,631	$341,625

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2020
Real estate mortgage loans:
Commercial	$-	-	$-	$-	$126,840	$-	$126,840
Residential and home equity	-	-	-	-	145,227	667	145,894
Construction	-	-	-	-	36,996	-	36,996
Commercial loans	-	-	-	-	156,139	648	156,787
Consumer and other loans	-	-	-	-	6,572	-	6,572
Total	$-	$-	$-	$-	$471,774	$1,315	$473,089

At December 31, 2019
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$94,728	$-	$94,728
Residential and home equity	569	-	-	569	134,379	965	135,913
Construction	82	-	-	82	33,501	-	33,583
Commercial loans	87	-	-	87	68,057	1,626	69,770
Consumer and other loans	-	5	-	5	7,626	-	7,631
Total	$738	$5	$-	$743	$338,291	$2,591	$341,625

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At September 30, 2020
Real estate mortgage loans:
Residential and home equity	$667	$667	$-	$-	$-	$667	$667	$-
Commercial loans	-	-	648	648	258	648	648	258
Total	$667	$667	$648	$648	$258	$1,315	$1,315	$258

At December 31, 2019
Real estate mortgage loans:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	716	716	249	249	15	965	965	15
Commercial loans	508	508	1,123	1,123	386	1,631	1,631	386
Consumer and other loans	-	-	13	13	13	13	13	13
Total	$1,835	$1,835	$1,385	$1,385	$414	$3,220	$3,220	$414

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended September 30,
	2020			2019
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$27	$-	$-	$611	$8	$8
Residential and home equity	933	-	-	1,106	-	1
Commercial loans	850	5	5	1,362	1	6
Consumer	26	-	-	8	-	-
Total	$1,836	$5	$5	$3,087	$9	$15

	Nine Months Ended September 30,
	2020			2019
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$322	$12	$11	$611	$24	$24
Residential and home equity	915	-	-	658	5	7
Commercial loans	1,232	12	12	616	5	12
Consumer	17	-	-	11	-	-
Total	$2,486	$24	$23	$1,896	$34	$43

There were no collateral dependent loans measured at fair value on a nonrecurring basis at September 30, 2020 or 2019.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs. The Company entered into no new TDRs during the three and nine months ended September 30, 2020, one new TDR during the three months ended September 30, 2019, and three new TDRs during the nine months ended September 30, 2019.

	Three Months Ended September 30,
	2020				2019
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Commercial	-	$-	$-	$-	1	$204	$204	$204
Total	$-	$-	$-	$-	1	$204	$204	$204

	Nine Months Ended September 30,
	2020				2019
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Construction	-	$-	$-	$-	-	$-	$-	$-
Residential and Home Equity	-	-	-	-	1	66	66	66
Commercial	-	-	-	-	2	264	264	264
Total	$-	$-	$-	$-	3	$330	$330	$330

At September 30, 2020, the Company had $66,000 in loans identified as TDRs. The TDRs entered into during the three and nine months ended September 30, 2019 did not subsequently default during those periods.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2020, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2020, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2020, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2020
Tier 1 Leverage Capital	$56,120	9.06%	$24,772	4.00%	$30,966	5.00%
Common Equity Tier 1 Risk-based Capital	56,120	13.79	18,314	4.50	26,454	6.50
Tier 1 Risk-based Capital	56,120	13.79	24,419	6.00	32,559	8.00
Total Risk-based Capital	61,216	15.04	32,559	8.00	40,699	10.00

As of December 31, 2019
Tier 1 Leverage Capital	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Risk-based Capital	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Risk-based Capital	46,752	13.24	21,180	6.00	28,240	8.00
Total Risk-based Capital	51,165	14.49	28,240	8.00	35,300	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2020 and 2019, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2020			2019
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending September 30:
Basic EPS:
Net earnings	$1,481	3,117,623	$0.47	$964	3,147,696	$0.31
Effect of dilutive securities-incremental shares from assumed conversion of options		57			3,625
Diluted EPS:
Net earnings	$1,481	3,117,680	$0.47	$964	3,151,321	$0.31
Nine Months Ending September 30:
Basic EPS:
Net earnings	$2,917	3,139,183	$0.92	$2,595	3,144,082	$0.83
Effect of dilutive securities-incremental shares from assumed conversion of options		73			3,685
Diluted EPS:
Net earnings	$2,917	3,139,256	$0.92	$2,595	3,147,767	$0.83

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans

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

As of September 30, 2020, 301,457 stock options and 7,435 restricted stock awards have been granted under the 2015 Plan and 173,144 shares are available to be issued as restricted stock or underlying options. A summary of the stock option activity for the nine months ended September 30, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2018	263,457	$19.78
Options granted	22,000	$20.21
Options forfeited	(13,180)	20.09
Outstanding at September 30, 2019	272,277	$19.80
Options forfeited	(10)	$20.09
Outstanding at December 31, 2019	272,267	$19.80
Options granted	15,000	$20.05
Options forfeited	(170)	20.09
Outstanding at September 30, 2020	287,097	$19.82	7.16	$-
Exercisable at September 30, 2020	120,787	$19.43	6.29	$-

The fair value of shares vested and recognized as compensation expense was $43,000 and $38,000 for the three months ended September 30, 2020 and 2019, and $127,000 and $117,000 for the nine months ended September 30, 2020 and 2019, respectively. The deferred tax benefit related to stock options was $9,000 and $6,000 for the three months ended September 30, 2020 and 2019 and $27,000 and $16,000 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $459,000 in unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 2.80 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans, Continued

The fair value of each option granted during the nine months ended September 30, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,
	2020	2019
Weighted average risk-free interest rate	1.46%	1.93%
Expected dividend yield	0.60%	0.39%
Expected stock volatility	14.69%	9.90%
Expected life in years	6.5	6.5
Per share fair value of options issued during period	$3.26	$2.74

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

2007 Stock Option Plan

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Stock Option Plan for the nine months ended September 30, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2018	4,700	$11.37
Options exercised	(300)	$10.00
Outstanding at September 30, 2019	4,400	$11.46
Options forfeited	(2,000)	$10.72
Options exercised	(200)	10.00
Outstanding at December 31, 2019	2,200	$12.27
Options exercised	(2,000)	$12.50
Outstanding at September 30, 2020	200	$10.00	0.26	$1,000
Exercisable at September 30, 2020	200	$10.00	0.26	$1,000

At September 30, 2020, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2007 plan.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans, Continued

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation and Nominating Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation and Nominating Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended September 30, 2020 and 2019, our directors received 1,343 and 975 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $25,000 and $20,000, respectively.  For the nine months ended September 30, 2020 and 2019, our directors received 3,503 and 2,586 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $66,000 and $51,000, respectively. At September 30, 2020, 48,137 shares remained available for grant.

Restricted Stock

During the nine months ended September 30, 2020 and 2019, the Company issued 3,835 and 3,600 restricted common stock shares, respectively, to its CEO as part of his bonus incentive earned for the Company’s performance in 2019 and 2018, respectively. One-third of the balance vests each year beginning on February 21, 2020 for the shares issued in 2019 and on January 16, 2021 for the shares issued in 2020.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value

Non-vested restricted stock outstanding at December 31, 2018	-	$-	$-
Restricted stock issued in 2019	3,600	$18.52	$67,000
Non-vested restricted stock outstanding at September 30, 2019 and December 31, 2019	3,600	$18.52	$67,000
Restricted stock issued in 2020	3,835	$20.40	$78,000
Restricted stock shares vested in 2020	(1,200)	(18.52)	(22,000)
Non-vested restricted stock outstanding at September 30, 2020	6,235	$19.64	$123,000

During the three months ended September 30, 2020 and 2019, the Company recognized $12,000 and $7,000, respectively, as expense.  For the nine months ended September 30, 2020 and 2019, the Company recognized $34,000 and $14,000 respectively, as expense. At September 30, 2020, the Company had $92,000 in unrecognized expense to be recognized over a weighted-average period of 2.02 years.

(7)	Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $62.2 million at September 30, 2020. At September 30, 2020 and December 31, 2019, the Company had no outstanding loans under this line.

During the third quarter of 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25%. The interest rate will adjust daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. From time to time, the Bank sells loan participations to TNB on market terms. There were no outstanding borrowings under this line of credit at September 30, 2020.

(8)	Derivative Financial Instruments

The Company has entered into interest rate swaps in order to provide commercial real estate loan clients the ability to swap from variable to fixed interest rates.  Under these agreements, the Company enters into a variable rate loan with a client at a specified index (Wall Street Journal Prime Lending Rate) in addition to a borrower swap agreement.  This swap agreement effectively converts the client’s variable rate loan into a fixed rate.  The Company then enters into a matching swap agreement with a third-party dealer counterparty in order to offset its exposure on the borrower swap. These interest rate swaps are considered derivative financial instruments.  These derivative instruments involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any, over the life of the contract.  Such differences, which represent the fair value of the derivative instruments, are included in “other assets” and “other liabilities” on the Company’s condensed consolidated balance sheets, and the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows.  The derivative transactions are considered instruments with no hedging designation, otherwise known as stand-alone derivatives.

	At September 30,
	2020	2019
dollars in thousands
Notional amount - interest rate swaps:
Stand-alone derivatives	$21,200	$-

Weighted-average pay rate - interest rate swaps	3.68%	-
Weighted-average receive rate - interest rate swaps	3.00%	-
Weighted-average maturity (in years) - interest rate swaps	14.8	-

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$189	-
Stand-alone derivatives - interest rate swaps (other liabilities)	$(189)	-

The Company is party to a collateral support agreement with its dealer counterparty.  Such agreement requires that the Company or the dealer counterparty to maintain collateral based on the fair values of derivative instruments.  In the event of default by a counterparty the non-defaulting counterparty would be entitled to the collateral.  At September 30, 2020, the Company maintained a $300,000 cash deposit as collateral for its derivative instruments, which is included in “interest-bearing deposits” on the Company’s condensed consolidated balance sheets.  The Company does not require borrower counterparties to post cash collateral based on the fair values of borrower interest rate swaps.  In the event of default of a borrower counterparty wherein the fair value of the derivative instrument is owed to the Company, the fair value is collected through a real property foreclosure or liquidation.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At September 30, 2020		At December 31, 2019
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$56,004	$56,004	$75,082	$75,082
Debt securities available for sale	2	61,060	61,060	61,333	61,333
Loans held for sale	3	14,900	15,137	6,193	6,296
Loans, net	3	465,642	481,058	337,710	342,435
Federal Home Loan Bank stock	3	493	493	404	404
Accrued interest receivable	3	1,879	1,879	1,137	1,137
Derivative contract assets	3	189	189	-	-

Financial liabilities:
Deposits	3	555,247	555,988	438,624	439,208
Other borrowings	3	-	-	1,254	1,254
Derivative contract liabilities	3	189	189	-	-

Off-Balance Sheet Items	3	-	-	-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

During the third quarter of 2020, the Company put an interest rate swap program in place to offer its clients fixed rates on floating rate loans.  The Company's interest rate swaps are reported at fair value utilizing models provided by an independent, third-party and observable market data.  When entering into an interest rate swap agreement, the Company is exposed to fair value changes due to interest rate movements, and also to the potential nonperformance of our contract.

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $648,000 at September 30, 2020.

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

At September 30, 2020
(in thousands)
Commitments to extend credit	$20,823
Construction loans in process	$16,507
Unused lines of credit	$58,323
Standby financial letters of credit	$2,400
Standby performance letters of credit	$318
Guaranteed accounts	$1,372

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Contingency

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

The Company took action to prepare its employees, support its clients, and help its communities.  The Company has supported small business owners by making loans through the Small Business Administration Paycheck Protection Program ("PPP").  As of September 30, 2020, the Bank had originated 911 PPP loans for a total dollar amount of $82.8 million. These loans are 100% guaranteed by the Small Business Administration (the "SBA"). The Company has the option to fund PPP loans through the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (the "PPPLF"). Loans pledged to secure PPPLF advances will be excluded from the calculations of the Bank's regulatory capital ratios.  At September 30, 2020, there were no outstanding borrowings under the PPPLF.

Management expects that credit quality deterioration directly related to the pandemic could materialize in the future. Through September 30, 2020, the Company had received and granted 70 requests for payment deferrals on loans totaling $42.4 million. Approximately 88.9% of the forbearance requests were for loans secured by real estate. As of September 30, 2020, 62 of the 70 original loan modification requests, totaling $37.4 million, had reverted back to original pre-modification terms and are being paid as agreed.  Details of the remaining eight loans still under modification agreements are outlined in the table below.

Active Loan Deferral Requests

September 30, 2020

(dollars in thousands)								Percent
			Average	Cumulative	Cumulative	Cumulative	Weighted	of
	Number of	Dollar	Balance	Interest	Interest	Payment	Average	Total Loan
	Loans	Amount Loans	Loans	Only	Only	Deferral	LTV Loans	Collateral
Collateral or Loan Type	Modified	Modified	Modified	3 Months	4-6 Months	6 Months	Modified	or Type
1-4 family owner occupied	2	$1,468	$734	$-	$-	$1,468	69.0%	29.0%

CRE owner occupied	2	1,032	516	241	-	791	54.0	21.0

CRE non-owner occupied	1	1,737	1,737	-	1,737	-	59.0	35.0

Commercial & Industrial	1	43	43	43	-	-	N/A	1.0

Construction/Land	1	712	712	-	712	-	22.0	14.0

Consumer	1	18	18	-	18	-	N/A	-
Total	8	$5,010	$626	$284	$2,467	$2,259	-	100.0%

Details about the Company's PPP loan portfolio are included in the following table:

PPP Loans by Industry

September 30, 2020

(dollars in thousands)	Total	Avg. Loan	% of
Category	Balance	Balance	Total
Hospitality	$6,424	$73	7.8%
Real estate services and construction	13,324	69	16.2
Wholesale and retail trade and manufacturing	10,920	85	13.2
Financial, professional, and information services	23,118	108	28.1
Administrative, religious and other services	16,800	80	20.4
Healthcare services	11,826	158	14.3
TOTAL	$82,412	$91	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2020	December 31, 2019	September 30, 2019
Average equity as a percentage of average assets	9.76%	11.64%	11.88%
Equity to total assets at end of period	9.45	11.15	11.37
Return on average assets(1)	0.67	0.78	0.78
Return on average equity(1)	6.84	6.66	6.60
Noninterest expense to average assets(1)	1.95	2.45	2.61
Nonperforming loans to total loans at end of period	0.28	0.76	0.82

(1) Annualized for the nine months ended September 30, 2020 and 2019

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of September 30, 2020, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company took action during the first half of the year to prepare its employees, support its clients, and help its communities.  The Company is supporting small business owners by making loans through the Small Business Administration (the "SBA") Paycheck Protection Program ("PPP").  As of September 30, 2020, the Bank had originated 911 PPP loans for a total dollar amount of $82.8 million. These loans are 100% guaranteed by the SBA. The Company has the option to fund PPP loans through the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (the "PPPLF") and loans pledged to secure PPPLF advances will be excluded from the calculations of the Bank's regulatory capital ratios.  Although the Bank initially funded a portion of its PPP loans with PPPLF advances, there were no outstanding borrowings under the facility at September 30, 2020.

Management expects that credit quality deterioration directly related to the pandemic could materialize in the future. Through September 30, 2020, the Company had received and granted 70 requests for payment deferrals on loans totaling $42.4 million. Approximately 88.9% of the forbearance requests were for loans secured by real estate. As of September 30, 2020, 62 of the 70 original loan modification requests, totaling $37.4 million, had reverted back to original pre-modification terms and are being paid as agreed.  Details of the remaining eight loans still under modification agreements are outlined in the table below.

Active Loan Deferral Requests

September 30, 2020

(dollars in thousands)								Percent
			Average	Cumulative	Cumulative	Cumulative	Weighted	of
	Number of	Dollar	Balance	Interest	Interest	Payment	Average	Total Loan
	Loans	Amount Loans	Loans	Only	Only	Deferral	LTV Loans	Collateral
Collateral or Loan Type	Modified	Modified	Modified	3 Months	4-6 Months	6 Months	Modified	or Type
1-4 family owner occupied	2	$1,468	$734	$-	$-	$1,468	69.0%	29.0%

CRE owner occupied	2	1,032	516	241	-	791	54.0	21.0

CRE non-owner occupied	1	1,737	1,737	-	1,737	-	59.0	35.0

Commercial & Industrial	1	43	43	43	-	-	N/A	1.0

Construction/Land	1	712	712	-	712	-	22.0	14.0

Consumer	1	18	18	-	18	-	N/A	-
Total	8	$5,010	$626	$284	$2,467	$2,259	-	100.0%

Details about the company's PPP loan portfolio are included in the following table:

PPP Loans by Industry

September 30, 2020

(dollars in thousands)	Total	Avg. Loan	% of
Category	Balance	Balance	Total
Hospitality	$6,424	$73	7.8%
Real estate services and construction	13,324	69	16.2
Wholesale and retail trade and manufacturing	10,920	85	13.2
Financial, professional, and information services	23,118	108	28.1
Administrative, religious and other services	16,800	80	20.4
Healthcare services	11,826	158	14.3
TOTAL	$82,412	$91	100.0%

FINANCIAL CONDITION

Average assets totaled $582.1 million for the nine months ended September 30, 2020, an increase of $140.5 million, or 31.8%, over the comparable period in 2019, with the majority of growth coming from loans.  PPP loans accounted for approximately 43.3% of the growth in the average loan balance.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At September 30, 2020, our debt securities available for sale investment portfolio included U.S. government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities.  As of the same date, this portfolio had a fair market value of $61.1 million and an amortized cost value of $59.2 million. At September 30, 2020 and December 31, 2019, our investment securities portfolio represented approximately 9.8% and 12.2% of our total assets, respectively. The average yield on the average balance of investment securities for the nine months ended September 30, 2020 was 2.30%, compared to 2.57% for the comparable period in 2019.

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

The Company’s gross loan portfolio increased $131.5 million since December 31, 2019, with approximately $82.4 million of that increase coming from PPP loans. At September 30, 2020, PPP loans comprised 17.4% of total loans.  Management expects that the majority of these loans will be forgiven, however, legislation for the forgiveness process is still being considered at the date of publication of this Form 10-Q.  In total, approximately 65.5% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at September 30, 2020, compared to 77.3% at December 31, 2019. Subtracting out the PPP loans, the percentage of the total loan portfolio collateralized by commercial and residential real estate mortgages is 79.3% at September 30, 2020.

Nonperforming assets.  Five loans totaling $1.3 million were deemed to be impaired under the Company’s policy at September 30, 2020, with reserves on impaired loans totaling $258,000. At September 30, 2020, the Company also reported $234,000 in other real estate owned. The Company’s nonperforming assets represented 0.25% of total assets at September 30, 2020 and 0.52% at December 31, 2019.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At September 30, 2020, the Bank had five nonaccrual loans in the aggregate amount of $1.3 million, compared to twelve nonaccrual loans totaling $2.6 million at December 31, 2019. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. During the third quarter, the Bank allocated $621,000 to the allowance for loan losses. The current quarter's provision was impacted primarily by increase in general reserves resulting from over $23.0 million in loan growth since June 30, 2020 and potential credit deterioration related to the COVID-19 pandemic. The Company's five impaired loans carried aggregate specific reserves of $258,000 at September 30, 2020 and the Company assigned an additional $323,000 to unallocated reserves in anticipation of possible COVID-19 related credit deterioration.  The Company took $36,000 in net charge-offs during the third quarter of 2020, or 0.03% annualized of average loans, compared to $265,000, or 0.34% annualized of average loans, in the third quarter of 2019.  None of the charge-offs in 2020 relate to the COVID-19 pandemic. Management believes that the allowance for loan losses, which was $5.8 million or 1.49% of gross loans (excluding PPP loans) at September 30, 2020 is adequate to cover losses inherent in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at September 30, 2020 were $555.2 million, an increase of $117.0 million, or 26.7%, from December 31, 2019, with growth coming from both noninterest-bearing and interest-bearing accounts. The average balance of noninterest-bearing deposits accounted for 25.8% of the average balance of total deposits for the nine months ended September 30, 2020, compared to 22.8% for the nine months ended September 30, 2019. While management expects some shrinkage in deposits as PPP funds are spent, management expects the majority of the increase in total deposits will remain long-term.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of September 30, 2020, to borrow up to $62.2 million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $21.8 million at September 30, 2020. There were no loans outstanding under any of these lines at September 30, 2020. The Company did make use of the Federal Reserve's Paycheck Protection Program Lending Facility (the "PPPLF") during the second quarter of 2020, funding $51.1 million of PPP loans through this facility. However, the Company elected to prepay the borrowings under the PPPLF with excess liquidity prior to June 30, 2020.  The Company maintains its ability to fund PPP loans through this facility should it choose to do so in the future.

During the third quarter of 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25%. The interest rate will adjust daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. From time to time, the Bank sells loan participations to TNB on market terms. There were no outstanding borrowings under this line of credit at September 30, 2020.

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

As shown in the following two tables, the Company's average yield on interest-earning assets has declined 82 basis points comparing the third quarter of 2020 to the third quarter of 2019 and 70 basis points comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019.  The Federal Reserve has cut rates five times since June 30, 2019 and the effects became fully evident in the Company's net interest margin in the second quarter of 2020.  The added volume of PPP loans, which yield 2.53% inclusive of recognized fees and costs, also contributed to the lower net interest margin.

	For the Three Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$459,984	$5,000	4.35%	$313,232	$4,093	5.23%
Loans held for sale	11,624	101	3.48	7,527	86	4.57
Debt securities available for sale	64,032	311	1.94	53,507	338	2.53
Other(2)	60,729	43	0.28	64,794	402	2.48
Total interest-earning assets	596,369	$5,455	3.66	439,060	$4,919	4.48
Noninterest-earning assets	22,485			26,699
Total assets	$618,854			$465,759

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$336,751	$420	0.50%	$255,563	$629	0.98%
Time deposits	64,967	290	1.79	56,000	305	2.18
Total interest-bearing deposits	401,718	710	0.71	311,563	934	1.20
Other borrowings	-	-	-	1,249	5	1.60
Total interest-bearing liabilities	401,718	$710	0.71	312,812	$939	1.20
Noninterest-bearing deposits	152,026			93,981
Noninterest-bearing liabilities	7,431			4,981
Stockholders' equity	57,679			53,985
Total liabilities and stockholders' equity	$618,854			$465,759

Net earning assets	$194,651			$126,248
Net interest income		$4,745			$3,980
Interest rate spread (3)			2.95%			3.28%
Net interest margin(4)			3.18%			3.63%

Ratio of interest-earning assets to average interest-bearing liabilities	148.45%			140.36%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.
(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized
(5) Annualized

	For the Nine Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$413,764	$14,108	4.55%	$302,398	$11,725	5.17%
Loans held for sale	9,163	266	3.87	6,559	226	4.59
Debt securities available for sale	65,205	1,123	2.30	50,181	967	2.57
Other(2)	70,665	337	0.64	58,292	1,111	2.54
Total interest-earning assets	558,797	$15,834	3.78	417,430	$14,029	4.48
Noninterest-earning assets	23,257			24,174
Total assets	$582,054			$441,604

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$308,518	$1,375	0.59%	$247,340	$1,828	0.99%
Time deposits	67,378	971	1.92	49,140	770	2.09
Total interest-bearing deposits	375,896	2,346	0.83	296,480	2,598	1.17
Other borrowings	11,425	31	0.36	432	5	1.54
Total interest-bearing liabilities	387,321	$2,377	0.82	296,912	$2,603	1.17
Noninterest-bearing deposits	130,783			87,937
Noninterest-bearing liabilities	7,116			4,314
Stockholders' equity	56,834			52,441
Total liabilities and stockholders' equity	$582,054			$441,604

Net earning assets	$171,476			$120,518
Net interest income		$13,457			$11,426
Interest rate spread (3)			2.96%			3.31%
Net interest margin(4)			3.21%			3.65%

Ratio of interest-earning assets to average interest-bearing liabilities	144.27%			140.59%

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

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

Earnings Summary
(dollars in thousands)
			Change 3Q'20 vs. 3Q'19
	3Q'20	3Q'19	Amount	Percentage
Net Interest Income	$4,745	$3,980	$765	19.2%
Provision for loan losses	621	241	380	157.7
Noninterest income	570	370	200	54.1
Noninterest expense	2,749	2,829	(80)	(2.8)
Income Taxes	464	316	148	46.8
Net Income	$1,481	$964	$517	53.6%

Compared to the same period a year ago, the $517,000 increase in net earnings reflects higher interest income on loans and higher noninterest income (driven by mortgage revenue and other income) and lower interest and noninterest expense.  An increase in the provision from loan losses and income tax expense partially offset these positive contributions to net income.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 3Q'20 vs. 3Q'19
	3Q'20	3Q'19	Amount	Percentage
Interest income:
Loans	$5,101	$4,179	$922	22.1%
Securities	311	338	(27)	(8.0)
Other	43	402	(359)	(89.3)
Total interest income	$5,455	$4,919	$536	10.9%

Compared to the third quarter of 2019, the increase in net interest income reflects $146.8 million, or 46.9%, growth in average loan balances from the third quarter of 2019, with more than half of the loan growth coming from PPP loan originations in the second and third quarters of 2020.  Excluding PPP loans, the average loan balance still increased approximately $64.6 million, or 20.6%, from the same period last year, propelled mostly by the commercial real estate sector.  Volume growth was tempered by lower yields on all categories of interest-earning assets.

Interest expense:
(dollars in thousands)			Change 3Q'20 vs. 3Q'19
	3Q'20	3Q'19	Amount	Percentage
Total interest expense	$710	$939	$(229)	(24.4)%

Despite higher balances of interest-bearing liabilities, total interest expense declined $229,000 from the third quarter of 2019.  Management has strategically lowered interest rates on deposits resulting in a 49-basis-point decrease since the third quarter of 2019.

Net Interest Margin

Compared to a year ago, dilution from PPP loans combined with lower market interest rates has negatively impacted the Company's net interest margin. Looking forward, management expects fluctuations in its net interest margin, in part, due to the uncertain timing and methods of PPP loans exiting the balance sheet and the resulting shift in the earning assets mix.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company reported a provision for loan losses of $621,000 for the quarter ended September 30, 2020, compared to $241,000 a year ago.  The Company took $36,000 in net charge-offs during the third quarter of 2020. These charge-offs were unrelated to the COVID-19 pandemic. The charge-offs, in conjunction with an increase in general reserves due to organic loan growth and a $323,000 addition to unallocated reserves in anticipation of possible COVID-19 related credit deterioration, all impacted the provision in the third quarter of 2020.

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

Noninterest income
(dollars in thousands)			Change 3Q'20 vs. 3Q'19
	3Q'20	3Q'19	Amount	Percentage
Service charges and fees on deposit accounts	$48	$74	$(26)	(35.1)%
Debit card/ATM revenue, net	91	67	24	35.8
Mortgage banking revenue	224	151	73	48.3
Income from bank-owned life insurance	40	46	(6)	(13.0)
Other income	167	32	135	421.9
Total noninterest income	$570	$370	$200	54.1%

Compared to the third quarter of 2019, growth in debit card/ATM net revenue, mortgage banking revenue, and other income significantly outweighed declines in income from bank-owned life insurance and service charges and fees on deposit accounts, resulting in the $200,000 increase year-over-year.  Increases in debit card/ATM net revenue largely stemmed from the Bank processing more debit card transactions, while the decline in service charges and fees from 2019 levels is attributed to slowed business activity resulting from the COVID-19 pandemic.  The mortgage team has reported strong results in 2020, already surpassing 2019 production by units, volume, and gain on sales revenue.  The increase in other income resulted primarily from the Company's addition of an interest rate hedging program which allows commercial loan clients to swap from variable to fixed interest rates.

Noninterest expense
(dollars in thousands)			Change 3Q'20 vs. 3Q'19
	3Q'20	3Q'19	Amount	Percentage
Salaries and employee benefits	$1,498	$1,575	$(77)	(4.9)%
Occupancy and equipment	377	373	4	1.1
Professional fees	89	79	10	12.7
Marketing	97	172	(75)	(43.6)
FDIC Assessment	68	6	62	1,033.3
Software maintenance and amortization	205	188	17	9.0
Other	415	436	(21)	(4.8)
Total noninterest expense	$2,749	$2,829	$(80)	(2.8)%

Deferred loan origination costs increased in the third quarter of 2020 due to portfolio loan growth and higher inventory of held-for-sale mortgage loans in the Bank's loan portfolio at quarter-end, causing a decline in salaries and employee benefits expense when compared to the third quarter of 2019.  During the quarter, the Company experienced a longer than normal holding period of held-for-sale loans, driven by a large volume of refinance activity in the general mortgage market.  In addition, the decreases in marketing expense and other noninterest expense are attributed to the COVID-19 pandemic which continues to limit travel and group activities. These savings were partially offset by the $62,000 increase in the FDIC assessment from the third quarter of 2019 when the Deposit Insurance Fund Reserve Ratio exceeded its 1.38% threshold and resulted in a credit towards the Bank's quarterly assessment.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $464,000 for the three months ended September 30, 2020, compared to income taxes of $316,000 for the three months ended September 30, 2019, with the increase attributed to higher pre-tax earnings in 2020.

Comparison of Operating Results for the nine months ended September 30, 2020 and 2019

Earnings Summary
(dollars in thousands)
	Nine Months Ended		Change 2020 vs. 2019
	September 30, 2020	September 30, 2019	Amount	Percentage
Net Interest Income	$13,457	$11,426	$2,031	17.8%
Provision for loan losses	2,484	585	1,899	324.6
Noninterest income	1,351	1,107	244	22.0
Noninterest expense	8,506	8,518	(12)	(0.1)
Income Taxes	901	835	66	7.9
Net Income	$2,917	$2,595	$322	12.4%

A 20.3% increase in interest income from loans, propelled by the origination of commercial real estate loans, combined with lower deposit funding costs, resulted in the 17.8% increase in net interest income for the nine months ended September 30, 2020 compared to the same period a year ago.  Offsetting this $2.0 million increase in net interest income is a $1.9 million increase in the provision for loan losses, due primarily to charge-off activity in the second quarter and $559,000 in unallocated reserves to account for potential credit deterioration associated with the COVID-19 global pandemic.

Interest income
(dollars in thousands)
	Nine Months Ended		Change 2020 vs. 2019
	September 30, 2020	September 30, 2019	Amount	Percentage
Interest income:
Loans	$14,374	$11,951	$2,423	20.3%
Securities	1,123	967	156	16.1
Other	337	1,111	(774)	(69.7)
Total interest income	$15,834	$14,029	$1,805	12.9%

Comparing the nine-month period ended September 30, 2020 to the same period a year ago, growth in total interest income was driven by a higher volume of loans and partially offset by lower yields across most interest-earning asset categories.  Average loans increased $111.4 million from the same period year ago, with approximately 43.3% of the growth driven by PPP loan originations.  Excluding PPP loans, the average loan balance still increased 20.9%, or $63.2 million, from the nine-month period ending September 30, 2019.

Interest expense:
(dollars in thousands)	Nine Months Ended		Change 2020 vs. 2019
	September 30, 2020	September 30, 2019	Amount	Percentage
Total interest expense	$2,377	$2,603	$(226)	(8.7%)

The 8.7% decrease in interest expense is mostly related to strategic decisions to reduce deposit rates given the decline in Federal funds rates during the period. Our cost of interest-bearing deposits decreased to 0.83% for the nine months ended September 30, 2020 from 1.17% for the nine months ended September 30, 2019.

Net Interest Margin

Lower interest rates and dilution from PPP loans contributed materially to the lower net interest margin for the nine months ended September 30, 2020 Looking forward, management expects fluctuation in the net interest margin, in part, due to the uncertain timing and methods of PPP loans exiting the balance sheet and the resulting shift in the earning assets mix.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company reported a provision for loan losses of $2.5 million for the nine months ended September 30, 2020, compared to $585,000 for the same period a year ago.  The Company took $1.1 million in net charge-offs (unrelated to the COVID-19 pandemic) during the nine months ended September 30, 2020 and year-to-date loan growth (excluding PPP loans) was approximately $23 million higher in 2020 than 2019. The year-to-date charge-offs, in conjunction with an increase in general and specific reserves and a $559,000 contribution to unallocated reserves in anticipation of possible COVID-19 related credit deterioration, resulted in the large increase in the provision for the nine months ended September 30, 2020.

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

Noninterest income
(dollars in thousands)	Nine Months Ended		Change 2020 vs. 2019
	September 30, 2020	September 30, 2019	Amount	Percentage
Service charges and fees on deposit accounts	$156	$213	$(57)	(26.8)%
Debit card/ATM revenue, net	251	193	58	30.1
Mortgage banking revenue	591	454	137	30.2
Income from bank-owned life insurance	120	136	(16)	(11.8)
Gain on sale of securities available for sale	-	7	(7)	(100.0)
Other income	233	104	129	124.0
Total noninterest income	$1,351	$1,107	$244	22.0%

Comparing the nine-month period ended September 30, 2020 to 2019, the $244,000 increase in noninterest income was driven by mortgage banking revenue and other income generated in the Company's new hedging program which allows commercial loan clients to swap from variable rates to fixed rates on their loans. The decrease in service charges and fees on deposit accounts reflects slower business activity in the pandemic while the $58,000 increase in debit card/ATM net revenue signifies an increased number of transactions.

Noninterest expense
(dollars in thousands)	Nine Months Ended		Change 2020 vs. 2019
	September 30, 2020	September 30, 2019	Amount	Percentage
Salaries and employee benefits	$4,662	$4,711	$(49)	(1.0%)
Occupancy and equipment	1,096	1,075	21	2.0
Professional fees	263	262	1	0.4
Marketing	398	565	(167)	(29.6)
FDIC Assessment	187	93	94	101.1
Software maintenance and amortization	599	507	92	18.1
Other	1,301	1,305	(4)	(0.3)
Total noninterest expense	$8,506	$8,518	$(12)	(0.1%)

Noninterest expense stayed relatively flat comparing the two nine-month periods as increases in the FDIC assessment and software maintenance and amortization were offset by overall declines in salaries and employee benefits and marketing expense.  Increases in actual salaries and commissions were offset by higher deferred loan fees, in particular, deferred fees related to held-for-sale loans.  The increase in the FDIC assessment comes after the Company benefitted in 2019 from a credit toward the Bank's quarterly assessment when the Deposit Insurance Fund Reserve Ratio exceeded its 1.38% threshold.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $901,000 for the nine months ended September 30, 2020, compared to income taxes of $835,000 for the nine months ended September 30, 2019, with the increase attributed to higher pre-tax earnings in 2020.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, a revolving line of credit, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At September 30, 2020, the Bank had access to approximately $62.2 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $21.8 million in unsecured lines of credit maintained with correspondent banks and a $15 million revolving line of credit with TNB. As of September 30, 2020, we had no borrowings under any of these lines. Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $17.1 million at September 30, 2020 compared to $8.8 million at December 31, 2019. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 16.1% and 25.5% of total assets at September 30, 2020 and December 31, 2019, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At September 30, 2020, total deposits were $555.2 million, of which $28.1 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $58.7 million at September 30, 2020 compared to $55.9 million at December 31, 2019.  As part of the Company's overall capital management plan, the Company initiated a share repurchase program of up to $2 million in the first quarter. As of September 30, 2020, the Company had repurchased 82,784 shares at a weighted average cost per share of $14.70 for a total of $1.2 million.  The program was suspended in late March and expired on June 30, 2020. Depending on market conditions and the Company's capital needs and planning, the Company may consider restarting a share repurchase program in the future.

During the third quarter, the Company obtained a $15 million revolving line of credit with TNB. At its discretion, the Company may take draws on that line and contribute the proceeds as capital to the Bank.

At September 30, 2020, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.06% Tier 1 Leverage Capital Ratio, a 13.79% Equity Tier 1 Risk-Based Capital Ratio, a 13.79% Tier 1 Risk-Based Capital Ratio, and a 15.04% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at September 30, 2020 and December 31, 2019 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2020
Tier 1 Leverage Capital	$56,120	9.06%	$24,772	4.00%	$30,966	5.00%
Common Equity Tier 1 Risk-based Capital	56,120	13.79	18,314	4.50	26,454	6.50
Tier 1 Risk-based Capital	56,120	13.79	24,419	6.00	32,559	8.00
Total Risk-based Capital	61,216	15.04	32,559	8.00	40,699	10.00

As of December 31, 2019
Tier 1 Leverage Capital	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Risk-based Capital	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Risk-based Capital	46,752	13.24	21,180	6.00	28,240	8.00
Total Risk-based Capital	51,165	14.49	28,240	8.00	35,300	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending September 30, 2020 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Bank’s PPP loans carry litigation risk, possible undesirable interest rate impact, and possible credit risk.

During the term of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Bank was named in one such lawsuit, but the plaintiff has dismissed its claim against the Bank. The Company and the Bank may be exposed to additional risk of additional litigation, from both clients and non-clients who approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to apply or qualify for loan forgiveness, the Bank faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the PPP loans are guaranteed by the SBA, various regulatory requirements will apply to the Bank’s ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty. The Bank also has credit risk on PPP loans if a loan is not forgiven and the SBA determine that the Bank did not originate, close, or service a loan in accordance with legal standards. In the event the SBA dishonors its guarantee for one of those reasons, the Bank may be forced to hold the loan and may incur a loss if the borrower does not perform as agreed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2020, the Company issued 1,343 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $25,000.  These shares were issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	2007 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.2	Form of Non-Qualified Stock Option Agreement Under 2007 Plan	Exhibit 10.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.3	Form of Incentive Stock Option Agreement Under 2007 Plan	Exhibit 10.3 to Registration Statement on Form S-1 filed on October 18, 2013

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Branch Location on Timberlane Road	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19, 2018	Exhibit 10.1 to Form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of November 19, 2018.	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of November 19, 2018.	Exhibit 10.3 to Form 8-K filed on November 20, 2018

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018.

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Branch	Filed Exhibit 10.14 to Form 10-Q filed on May 9, 2019

10.15	Indemnification Agreement	Filed Exhibit 10.15 to Form 8-K filed on August 20, 2020

10.16	Promissory Note	Filed Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.17	Security Agreement	Filed Exhibit 10.17 to form 8-K filed on August 31, 2020

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2015

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

November 10, 2020
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
November 10, 2020
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer