Form 10-K
period 2020-12-31
Prime Meridian Holding Co
filed 2021-03-22
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road, Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (850) 907-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
None	None	None

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
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $13.70 per share selling price of the common stock on June 30, 2020 was $33,205,265.  As of March 5, 2021, there were 3,124,674 issued and outstanding shares of the Registrant’s common stock.

Prime Meridian Holding Company

2020 Form 10-K Annual Report

Part I

Item 1.  Business

General Description of Business

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. In this report, the terms “Company,” “we,” “us,” or “our” mean PMHG and its subsidiary. Since opening in 2008, the Bank has conducted a general banking business and has grown to 90 full-time equivalent (“FTE”) employees as of December 31, 2020. We operate under the supervision and regulations of the FDIC, the Board of Governors of the Federal Reserve System ("Federal Reserve"), and the State of Florida Office of Financial Regulation ("OFR").

History

Prime Meridian Bank, a Florida commercial bank, was chartered on February 4, 2008, with a commitment to providing a high level of client service while maintaining sound and prudent banking practices. In 2010, our holding company, PMHG, was formed and the Bank’s shareholders exchanged their shares of common stock for shares of common stock of PMHG, with the Bank becoming a wholly-owned subsidiary of PMHG. This occurred through a statutory share exchange on September 16, 2010. The Company commenced a public offering registered with the United States Securities and Exchange Commission (the “SEC”) on December 11, 2013, has voluntarily continued to file periodic reports with the SEC since that date, and became listed and publicly traded on the OTCQX marketplace on August 24, 2015.

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

Our team developed and adopted the following five core values to support our actions and guide our decisions:

●

Passion – A level of intense excellence and commitment that goes over and above the commercial considerations and legal requirements - Never give up. Never settle for mediocrity. Never let fear hamper us from taking calculated risks. Above all, Never let a cynic stand in our way.

●

Grace - Providing a high level of service, courtesy and compassion even if seemingly undeserved. Having an awareness of how our actions, body language, and words affect others. Learning to master a mindful, calm response to any situation.

●

Integrity – Doing the right thing, simply because it is the right thing to do, based on a firm adherence to the Bank’s three-way test: (1) Is it right by the client? (2) Is it right by the Bank? (3) Is it legally, morally, and ethically correct?

●	Tenacity – A culture of consistent push through of ideas and challenges, not settling or allowing push back or roadblocks that will stifle progress. Achieving the goal however difficult the goal.
●

Accountability – Holding one's self to standing forward, stepping up and accepting full and ultimate responsibility for the situation/action at hand.  A true foundation for learning to lead without authority.

These core values and the Bank’s three-way test (Is it right by the client? Is it right by the Bank? Is it legally, morally, and ethically correct?) also serve as the foundation for our motto, “Let’s think of a few good reasons why it CAN be done!” which is an overarching concept for our Company and team. We stress the question “Why?” because, while we clearly recognize that “how” is imperative, without understanding “why” something should be done, “how it can be done” does not necessarily matter. Our mission statement is also supported by our core values: “Building bankers to serve our clients and community in order to optimize shareholder value.” As a result of our efforts and culture, we have been able to increase our asset and deposit base exclusively through organic growth thus far.

Location and Service Areas

Prime Meridian Bank is headquartered in Tallahassee, Florida and offers a broad range of banking services to the Tallahassee Metropolitan Statistical Area (“MSA”) and the surrounding North and Central Florida and South Georgia areas. The Company is headquartered at 1471 Timberlane Road, Tallahassee, Florida 32312, its original office, which opened on February 4, 2008. The Bank also serves clients from full service branch offices located at (i)1897 Capital Circle, NE, Tallahassee, Florida 32308, which opened in April, 2012;(ii) 2201 Crawfordville Highway, Crawfordville, Florida 32327, which opened in September, 2015; and (iii) 3340 South Florida Avenue, Lakeland, Florida 33830, which opened in April, 2019.

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. Claritas, using primarily United States Census Bureau data, estimates that the 2021 population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, is 394,182 and is expected to grow to 409,901, an increase of 3.99%, by 2026. Tallahassee is the state capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. The Tallahassee MSA is furthermore home to over 70,000 college students with two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. The region is thought to be attractive for many types of economic development. The Economic Development Council of Tallahassee/Leon County previously identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment; (2) aviation and aerospace; (3) health sciences, medical education, training and research, and sports medicine; (4) information technology; (5) research and engineering; (6) transportation and logistics; and (7) advanced manufacturing.

According to the U.S. Department of Labor, the national unemployment rate and Florida’s unemployment rate were 6.5% and 5.8%, respectively, at December 31, 2020, while Leon County and Polk County's unemployment rates were reported at 5.2% and 6.7%, respectively. Unemployment rates deteriorated from 2019 levels due to economic impacts from the global COVID-19 pandemic.  Any further increases in unemployment rates could result in nonperforming loans and reduced asset quality.

In April 2019, the Company began serving Polk County, Florida (the 8th largest county in the state) with the opening of its office in Lakeland, Florida. Home to just over 100,000 residents, Lakeland is located along the I-4 corridor between Orlando and Tampa. According to the Lakeland Chamber of Commerce, there are over 9 million people within a 100-mile radius of the city of Lakeland. In 2018, the U.S. Census Bureau ranked the Lakeland MSA as the 4th fastest growing metro area in the U.S. for 2017-2018.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit, Apple Pay, Bank-to-Bank transfers and online banking, we offer basic services which include demand interest-bearing and noninterest-bearing accounts, savings accounts, money-market deposit accounts, health savings accounts (HSA), NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, enrollment in ICS and CDARS programs, debit cards, direct deposits, notary services, night depository, official checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, equipment loans, Small Business Administration (“SBA”) loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2020, the Bank did not have trust powers.

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

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, and business lines of credit. We also are actively engaged in SBA guaranteed financing to support local borrowers who might not otherwise qualify for conventional financing, which helps mitigate our credit risk and results in fee income if we sell the guaranteed portion. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our commercial and mortgage client relationships. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 73.6% of the Company's total assets at December 31, 2020.  Excluding the $66.7 million balance of the SBA Paycheck Protection Program ("PPP") loans and loans held for sale in the portfolio at December 31, 2020, the Company's net loan portfolio constituted 63.3% of the Company's total assets at December 31, 2020

Our lenders have the authority to extend credit under guidelines established and approved by the Board of Directors. With the exception of secured consumer loans, joint approval signatures are required for all loans. Officers may not combine their lending authority to approve a loan in an amount in excess of the lending authority of the officer with the greater authority, unless otherwise provided through the approved lending authority table. However, a loan officer may obtain the approval of another officer with a higher lending authority to grant a loan. The Loan Committee and/or Board of Directors approves all loans with an aggregate indebtedness that exceeds an officer’s or co-approving officer’s lending authority, within the Bank's legal lending limits. The voting members of the Bank’s Loan Committee consist of at least five directors, with at least two of those five being nonemployee Board members. Alternates or designates may be appointed by the Board of Directors when needed. Loan Committee generally meets at least bi-weekly to consider any loan requests which are in excess of the lending limits of individual lending officers and require approval before the disbursement of proceeds and to review all other loans for compliance with our loan policy. Liquidity and stability in the Bank’s portfolio are given the highest priority; therefore, the Board of Directors reviews the portfolio mix of loans at its monthly meetings. Actions of the Loan Committee are also reported to the Board of Directors at these monthly meetings.

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Residential real estate and home equity loans, accounting for 32.7% of the loan portfolio (37.9% excluding PPP loans), and commercial real estate loans, comprising 27.6% of the loan portfolio (32.0% excluding PPP loans), were the two largest categories of loans at December 31, 2020 after the exclusion of PPP loans.

Commercial Real Estate Loans. Secured by mortgages on commercial property, these loans are typically more complex and present a higher risk profile than our consumer real estate loans. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower whereas nonowner-occupied commercial real estate loans are generally dependent on rental income. The typical amortization period is twenty years or less. Interest rates on our commercial real estate loans are generally fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, we normally require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements, personal tax returns, and where applicable, business tax returns. As part of our enterprise risk management process, we understand that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we evaluate collateral value and analyze the borrower’s, and if applicable the guarantor’s global cash flow position. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities, hotels, mixed-use residential and commercial properties.

Residential Real Estate and Home Equity Loans. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans includes both owner-occupied residences and nonowner-occupied investment properties. The owner-occupied primary residence loans generally present lower levels of risk than commercial real estate loans; however, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers' financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 3-year, 5-year, 7-year, or 10-year adjustable rate mortgages; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market. The longer-term, fixed-rate loans are sometimes retained in the Company’s loan portfolio and are evaluated on a case-by-case basis.

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

Commercial Loans. The Company offers a wide range of commercial loans, including small business loans, equipment financing, business lines of credit, and SBA loans. Small-to-medium sized businesses, retail, and professional establishments make up our target market for commercial loans. Our lenders primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third-party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate. Business lines of credit generally do not exceed two years and typically, are secured by accounts receivable and inventory. Significant factors affecting a commercial borrower’s credit-worthiness include the quality of management and the ability to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other risk factors could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our residential real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt.

Consumer and Other Loans. Our consumer portfolio is the smallest portion of our loan portfolio, representing 1.5% of our total loan portfolio (excluding PPP loans) at December 31, 2020. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. Therefore, both secured and unsecured consumer loans subject the Company to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed-interest and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

Investments

Our investments are managed in relation to loan demand and deposit growth. Available funds are placed in low-risk investments and provide liquidity to fund increases in loan demand or to offset fluctuations in deposits. With respect to our investment portfolio, the total portfolio may be invested in U.S. Treasuries, general obligations of government agencies, and bank-qualified municipal securities because such securities generally represent a relatively minimal investment risk. Occasionally, we may invest in certificates of deposit from national and state banks. We also invest in mortgage-backed securities which generally have a shorter life than the stated maturity.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are gathered principally from within our primary market areas through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts (including “jumbo” certificates in denominations of $250,000 or more), and retirement savings plans. We consider the majority of our regular savings, demand, NOW, and money-market deposit accounts to be core deposits. The majority of our deposits are generated within the Leon County, Florida area. Our deposits are insured up to the maximum amount allowed by law by the FDIC. The Company also offers Certificate of Deposit Account Registry Service ("CDARS"), Insured Cash Sweep ("ICS") accounts. The Bank had no brokered deposits at December 31, 2020 or 2019.

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

Company Website and U.S. Securities Exchange Commission Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.primemeridianbank.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our charters of the Audit Committee, the Compensation Committee, and the Executive, Nominating, and Corporate Governance Committee, along with our Code of Ethics and Insider Trading Policy are available on our website at www.primemeridianbank.com. Printed copies of this information may also be obtained, without charge, by written request to the Corporate Secretary at P.O. Box 13629, Tallahassee, FL 32317.

Employees

At December 31, 2020, PMHG had 90 full-time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The market for banking is highly competitive. Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the annual Summary of Deposits report produced by the FDIC, total deposits (excluding non-retail) in Leon, Polk, and Wakulla counties, Florida, grew to approximately $17.7 billion as of June 30, 2020. As of June 30, 2020, there were fifteen FDIC-insured financial institutions serving Leon County; only two of them, including PMHG, are headquartered in Leon County. As of June 30, 2020, according to the Summary of Deposits, the Company had a 5.46% share of the FDIC-insured deposits in Leon County. As of June 30, 2020, the Summary of Deposits reported that there were sixteen FDIC-insured institutions serving Polk County and that PMHG ranked number sixteen, with 0.24% share of the FDIC-insured deposits in Polk County. As of June 30, 2020, the Summary of Deposits reported that there were four FDIC-insured financial institutions serving Wakulla County and that PMHG ranked number two, with a 13.06% share of the FDIC-insured deposits in Wakulla County.

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

Some of our competitors are much larger financial institutions with greater financial resources. It is not our goal to compete on all products and services, but rather to remain client-service focused and to adhere to our core values. This strategy has yielded solid growth for the Bank thus far.

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

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company’s assets reach $3 billion, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead, a bank holding company with less than $3 billion generally applies the risk-based capital and leverage capital guidelines on a bank only basis and must only meet a debt-to-equity ratio at the holding company level. The FDIC risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights (from 0% to 150%) are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Smaller banks, such as the Bank, are also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

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

As of December 31, 2020, the Bank was considered to be “well capitalized” with a 9.09% Tier 1 Leverage ratio; a 13.29% Common Equity Tier 1 Risk-based Capital ratio, a 13.29% Tier 1 Risk-based Capital ratio, and a 14.54% Total Risk-based Capital ratio.

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

Payment of Dividends

PMHG is a legal entity separate and distinct from the Bank. The Company’s principal sources of funds to pay dividends on its common stock are capital retained from stock offerings and dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Company without regulatory approval. The Federal Reserve Board is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The rights of the Company, its shareholders, and creditors to participate in any distribution of the assets or earnings of the Bank are also subject to the prior claims of creditors of the Bank. Additionally, the Florida Business Corporation Act provides that the Company may only pay dividends if the dividend payment would not render the company insolvent, or unable to meet its obligations as they come due.

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

The Federal Reserve expects bank holding companies to serve as a source of strength to their subsidiary bank(s), which may require them to retain or obtain access to capital for investment in their subsidiary bank(s), rather than pay dividends to shareholders. As stated previously, the Bank may not pay dividends to PMHG, if after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, based upon the Bank’s capital position and asset quality.

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

Like all financial institutions, we maintain an allowance for loan losses to account for possible loan defaults and nonperformance. The allowance for loan losses reflects our best estimate of probable and inherent losses in the loan portfolio at the relevant time. This evaluation is based primarily upon the following: a review of our historical loan loss experience as adjusted for certain qualitative factors; known risks contained in the loan portfolio; known risks for each segment of our loan portfolio; composition and growth of the loan portfolio; and certain economic factors. Despite our best efforts, and particularly due to the fact that we have a limited loan loss history, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions and estimations. As a result, our allowance for loan losses may not be adequate to cover our actual losses, and future provisions for loan losses may adversely affect our earnings and capital position.

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

Our profitability depends to a large extent on the Bank’s net interest income, which is the difference between income on interest-earning assets such as loans, investment securities, and liquid balances and expenses on interest-bearing liabilities such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, economic recession, unemployment, money supply, domestic and international events, and changes in the United States and other financial markets.

At December 31, 2020, our one-year interest rate sensitivity position was slightly asset sensitive, such that an immediate increase in interest rates would have a positive impact on our net interest income over the next twelve months. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our client base with more attractive options.

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

At December 31, 2020, our commercial real estate ($133.5 million), residential real estate and home equity ($158.1 million), construction ($44.5 million), commercial ($141.5 million -includes $66.7 million of PPP loans), and consumer and other loans ($6.3 million) were 27.6%, 32.7%, 9.2%, 29.2%, and 1.3%, respectively of total loans. Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

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

The Bank's legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2020, our legal lending limit for loans was approximately $14.4 million to any one borrower on a secured basis and $8.7 million on an unsecured basis. Furthermore, management has an established in-house lending limit of $6.0 million for any single secured loan or loan relationship and an in-house limit of $1.0 million for any single unsecured loan or loan relationship as of December 31, 2020. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2020, approximately 69.5% of our gross loan portfolio (excluding loans held for sale) had real estate as a primary or secondary component of collateral. Excluding $66.7 million in PPP loans from the gross loan portfolio brings the percentage up to 80.6% for loans secured with real estate as a primary or secondary component of collateral.  The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

The State of Florida’s population growth historically has exceeded national averages. Consequently, the state has experienced substantial growth in new business formation and public works spending. Although recently home prices have increased due to a moderate economic growth and migration into our market area, growth in our market area may still be restrained in the near term. Any decrease in existing and new home sales or in the inventory of houses available for sale will limit lending opportunities and negatively affects our income. In addition, an increase in interest rates may decrease the demand for loans in our market and a decline in property values could lead to valuation adjustments on our loan portfolio.

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

The effects of future widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

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

CECL was originally set to become effective for the Company for fiscal years beginning after December 15, 2019.  However, on October 16, 2019, FASB approved an Accounting Standards Update that grants private companies, non-for-profit organizations and certain small public companies until January, 2023 to implement this ASU. The Company is classified as a small reporting company who would qualify for this additional time to implement this ASU. The Company is still in the process of determining the effect of the ASU on its consolidated financial statements and material events may occur leading up to the implementation date which may have a material impact on our results of operations and financial condition.

The Bank’s PPP loans carry litigation risk, possible undesirable interest rate impact, and possible credit risk.

During the term of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Bank was named in one such lawsuit, but the plaintiff has dismissed its claim against the Bank. The Company and the Bank may be exposed to additional risk of additional litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

As of March 5, 2021, the Company’s directors and executive officers as a group owned 700,932 shares of common stock, or 22.4% of our outstanding common stock. In addition, the directors and executive officers have stock options to acquire 134,557 shares of common stock, which, if fully exercised, would result in them owning 26.7% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

We have pledged the outstanding shares of the Bank to secure a loan and if we cannot repay the loan or continue to refinance the loan, the lender may foreclose on the loan and take ownership of the Bank.

We have pledged 100% of the outstanding shares of the Bank’s capital stock to secure a line of credit. If we do not have cash available at PMHG or we are unable to fund dividends from the Bank to PMHG, we will not be able to make principal or interest payments due on any line of credit draws. If we cannot repay or refinance them on or prior to maturity, the lender may foreclose on the pledged stock and take ownership of the Bank, in which case, we will not have any source of revenue and it would be unlikely that we would continue to operate.

We may face statutory and other restrictions on our ability to pay dividends in the immediate future.

In January 2021, the Board of Directors declared an annual dividend of $0.14 per share on our common stock, payable on March 2, 2021 to shareholders of record as of February 11, 2021. PMHG’s ability to pay dividends to our shareholders depends on our retention of capital from our stock offerings and our possible receipt of dividends from the Bank. The Bank is also subject to restrictions on dividends as a result of banking laws, regulations, and policies. If PMHG has not retained sufficient capital, or access to capital, and the Bank elects not to, or is unable to, pay dividends to PMHG, then it is unlikely that PMHG will be able to pay dividends to its shareholders.

In addition, PMHG has a line of credit. Should we take draws on that line of credit, our obligation to make interest and principal payments will reduce the amount of cash available to pay dividends on common stock. In addition, PMHG or the Bank may issue additional debt. Payments on such debt would further reduce the amount of money available to PMHG to pay common stock dividends.

Item 1B               Unresolved Staff Comments

None.

Item 2                  Properties

We operated out of four facilities during the year ended December 31, 2020.

Location	Use	Own or Lease	Year First Occupied

1897 Capital Circle NE Tallahassee, Florida 32308	Branch office and operations center of the Bank (1)	Own	2012

1471 Timberlane Road Tallahassee, Florida 32312	Executive office and headquarters of the Company and main office of the Bank	Lease	2007

2201 Crawfordville Highway Crawfordville, Florida 32327	Branch office of the Bank	Own	2016

3340 South Florida Avenue Lakeland, Florida 33803	Branch office of the Bank	Own	2019

(1)	The Company moved its executive office and headquarters to its Timberlane Road office on March 20, 2020.

Item 3                  Legal Proceedings

From time to time, we are a party to various matters incidental to the conduct of a banking business. Presently, we are not a party to any legal proceedings in which resolution would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels.

Item 4                  Mine Safety Disclosure

Not applicable.

Item 5                  Market for Registrant’s Common Equity, Related Stockholder’s Matters and Issuer Purchases of Equity Securities

The Company's stock is traded on the OTCQX, an interdealer quotation system, under the symbol "PMHG."  As of March 5, 2021, there were 333 record holders of common stock.  Quotations on the OTCQX reflect interdealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.  During the fourth quarter of 2020, the Company issued 1,429 shares to its Directors and 200 options were exercised by employees.  These sales were made in accordance with SEC Rule 701, as they were part of the compensation paid to employees and directors.

Share Repurchase

We repurchased shares of our common stock in 2020. On March 11, 2020, the Company's Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company's ordinary shares, inclusive of commission and fees. The plan was suspended in late March and expired on June 30, 2020. During the year ended December 31, 2020, the Company repurchased and retired a total of 82,784 shares at a weighted average price per share of $14.70 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, was $1.2 million.  Depending on market conditions and the Company's and Bank's capital needs and planning, the Company may consider restarting a share repurchase program in the future.

Stock Plans

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:                  Selected Financial Data

The following table is a presentation of summary financial data for PMHG as of December 31, 2020, 2019, and 2018 and for the years ended December 31, 2020, 2019, and 2018. The following Selected Financial Data should be read in conjunction with the other financial disclosures and discussions contained elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in future periods.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Balance Sheet Data:
Total assets	$647,294	$500,861	$401,702
Total loans, net	476,661	337,710	290,113
Total deposits	580,592	438,264	349,067
Total stockholders' equity	60,255	55,868	50,820

Income Statement Data:
Net interest income	$18,680	$15,417	$13,927
Provision for loan losses	2,850	1,131	591
Noninterest income	1,882	1,534	1,155
Noninterest expense	11,959	11,186	9,229
Income taxes	1,295	1,092	1,220
Net earnings	4,458	3,542	4,042

Per Common Share Outstanding Data:
Basic net earnings per common share	$1.42	$1.12	$1.29
Diluted net earnings per common share	1.42	1.12	1.29
Book value per common share	19.32	17.51	16.19
Common shares outstanding	3,119,471	3,191,288	3,138,945
Average common shares outstanding:
Per basic:	3,134,124	3,155,891	3,125,689
Per diluted:	3,134,124	3,159,635	3,131,546
Performance Ratios:
Return on average assets	0.75%	0.78%	1.07%
Return on average equity	7.77	6.66	8.43
Net interest margin	3.27	3.57	3.81

Asset Quality Ratios:
Allowance to loans	1.26%	1.29%	1.25%
Allowance for loan losses to nonperforming loans	486.97	170.36	1,070.47
Nonperforming loans to total loans	0.26	0.76	0.12
Nonperforming assets to total assets	0.19	0.52	0.09
Net (charge-offs) recoveries to average loans	(0.27)	(0.12)	(0.02)
Troubled debt restructurings to total loans	0.01	0.28	0.22

Capital Ratios:
Total risk-based capital ratio (Bank)	14.54%	14.49%	14.15%
Tier 1 risk-based capital ratio (Bank)	13.29	13.24	12.90
Common equity Tier 1 risked-based capital ratio (Bank)	13.29	13.24	12.90
Tier 1 leverage capital ratio (Bank)	9.09	9.31	9.28
Total equity to total assets (Bank)	9.31	11.15	12.65

Other Data:
Number of full-time employees	90	88	79
Number of full-service branch offices	4	4	3

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

As a one-bank holding company, we generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is deposits. Our largest expenses are interest on those deposits, salaries plus related employee benefits, and occupancy and equipment. We measure our performance through our net interest margin, return on average assets, return on average equity, and ratio of nonperforming assets to total assets, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes; therefore, our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Bank must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is the valuation of our subsidiary bank's loan portfolio. A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, the valuation of underlying collateral, the timing of loan charge-offs, and the amount and amortization of loan fees and deferred origination costs.

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

We have identified the following accounting policy and estimate as critical. In order to understand our financial condition and results of operations, it is important to comprehend how these assumptions apply to our consolidated financial statements.

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

As of December 31, 2020, 62.9% of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose less interest rate risk in a rising interest rate environment. Of these loans, $68.1 million, or 14.1% have interest rate ceilings in place which protects the borrower from rising interest rates. The majority of our loans with ceilings in place are residential mortgage loans. Also, as of December 31, 2020, 42.7% of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of a fixed-rate loan portfolio in a rising interest rate environment. If interest rates increase, however, borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable rate borrower’s ability to continue servicing debt. On the other hand, loans totaling $262.9 million, or approximately 54.3% of our total loan portfolio, have interest rate floors which will help protect our net interest margin in a decreasing rate environment.

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

Nonmaturity Decay – We determine how “sticky” deposits are by assigning a “maturity” to the deposits, e.g., 120 months. These assumptions are based on our own experience by looking at both the age of the current deposit base and the historic monthly account closings experience. The lower the Beta (more fixed rate nature) and the higher the Decay (longer duration), the less interest rate sensitive a bank becomes.

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, year over year, the yield on the average balance of interest-earning assets decreased 60 basis points, while the average balance of interest-earning assets increased $139.5 million, or 32.2% and the average balance of total interest-bearing liabilities increased 27.7%, or $85.3 million. Despite a lower cost of funds, this resulted in a 30-basis point decrease in the Company's net interest margin.

	For the Year Ended December 31,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$429,802	$19,553	4.55%	$309,350	$15,884	5.13%
Loans held for sale	9,823	362	3.69	6,677	304	4.55
Securities	64,091	1,394	2.18	51,951	1,309	2.52
Other(2)	67,825	375	0.55	64,058	1,489	2.32
Total interest-earning assets	571,541	$21,684	3.79%	432,036	$18,986	4.39%
Noninterest-earning assets	23,822			24,761
Total assets	$595,363			$456,797

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$318,869	$1,770	0.56%	$254,287	$2,445	0.96%
Time deposits	65,825	1,203	1.83	52,962	1,115	2.11
Total interest-bearing deposits	384,694	2,973	0.77	307,249	3,560	1.16
Other borrowings	8,553	31	0.36	653	9	1.38
Total interest-bearing liabilities	393,247	$3,004	0.76%	307,902	$3,569	1.16%
Noninterest-bearing deposits	137,833			91,016
Noninterest-bearing liabilities	6,897			4,707
Stockholders' equity	57,386			53,172
Total liabilities and stockholders' equity	$595,363			$456,797

Net earning assets	$178,294			$124,134
Net interest income		$18,680			$15,417
Interest rate spread			3.02%			3.23%
Net interest margin(3)			3.27%			3.57%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.45			1.40

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest margin is net interest income divided by total average interest-earning assets.

Comparison of the years ended December 31, 2020 and 2019

Year ended December 31,			Change 2020 vs. 2019
(dollars in thousands)	2020	2019	Amount	Percent
Net Interest Income	$18,680	$15,417	$3,263	21.2%
Provision for Loan Losses	2,850	1,131	1,719	152.0
Noninterest income	1,882	1,534	348	22.7
Noninterest expense	11,959	11,186	773	6.9
Income Taxes	1,295	1,092	203	18.6
Net Income	$4,458	$3,542	$916	25.9%

Compared to 2019, the $916,000, or 25.9%, increase in earnings in 2020 is primarily attributed to over 20% growth in both net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense and income tax expense.  The $1.7 million increase in the provision for loan losses is due primarily to $1.2 million in net charge-off activity and $559,000 in cumulative unallocated reserves to provide for potential credit deterioration associated with the COVID-19 global pandemic. Year-over-year loan growth (excluding PPP loans) is approximately $27 million higher in 2020 than 2019, also contributing to the higher provision.  A lower effective state income tax rate in 2020 also benefited net earnings for that period.  In response to federal tax reform, Florida's corporate income tax rate was reduced to 4.5% for the years 2019-2021 and currently is set to revert back to 5.5% on January 1, 2022.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $18.7 million for the year ended December 31, 2020, compared to $15.4 million for the year ended December 31, 2019.

Interest Income.

Year ended December 31,			Change 2020 vs. 2019
(dollars in thousands)	2020	2019	Amount	Percent
Interest income:
Loans	$19,915	$16,188	$3,727	23.0%
Securities	1,394	1,309	85	6.5
Other	375	1,489	(1,114)	(74.8)
Total interest income	$21,684	$18,986	$2,698	14.2%

Despite lower loan yields, total interest income was favorably impacted year-over-year by strong growth in non-PPP loan originations and $1.7 million in total interest income and fees related to PPP loans. The $1.1 million decrease in other interest income mostly reflects lower yields.

Interest Expense.

Year ended December 31,			Change 2020 vs. 2019
(dollars in thousands)	2020	2019	Amount	Percent
Total interest expense	$3,004	$3,569	$(565)	(15.8)%

The 15.8% decrease in the Company’s interest expense year over year was driven by strategic rate reductions, beginning in the fourth quarter of 2019 following three interest rate cuts by the Federal Reserve in the second half of 2019.  This effort continued in the first half of 2020 and was accelerated after the Federal Reserve cut its benchmark interest rate twice in the month of March, both in emergency meetings scheduled in response to the growing global COVID-19 pandemic. For the year ended December 31, 2020, the average balance of interest-bearing deposits increased $77.4 million, or 25.2%, while the average rates paid on deposits decreased 39 basis points.

Provision for Loan Losses. For the year ended December 31, 2020, the provision for loan losses increased $1.7 million, or 152.0% in comparison to the year ended December 31, 2019. The Company recognized $1.2 million in net charge-offs in 2020 (unrelated to the COVID-19 pandemic) and annual loan growth (excluding PPP loans) is approximately $27 million higher in 2020 than 2019. The charge-offs, in conjunction with an increase in general and specific reserves and a $559,000 addition to unallocated reserves in anticipation of possible COVID-19 related credit deterioration, resulted in higher provision expense in 2020.

Noninterest Income

Year ended December 31,			Change 2020 vs. 2019
(dollars in thousands)	2020	2019	Amount	Percent
Service charges and fees on deposit accounts	$213	$288	$(75)	(26.0)%
Debit card/ATM revenue, net	352	252	100	39.7
Mortgage banking revenue, net	855	667	188	28.2
Income from bank-owned life insurance	184	178	6	3.4
Gain on sale of debt securities available for sale	-	7	(7)	N/A
Other income	278	142	136	95.8
Total noninterest income	$1,882	$1,534	$348	22.7%

Year-over-year growth in debit card/ATM revenue, mortgage banking revenue, and other income more than offset the $75,000 decline in services charges and fees on deposit accounts. The decrease in service charges and fees is primarily explained by lower overdraft activity in 2020.

Net mortgage banking revenue increased $188,000, or 28.2%, as a result of favorable market rates leading to an influx of property sales and refinancing activity. Net revenue from debit card/ATM increased 39.7% in 2020 and now accounts for roughly 18.7% of total noninterest income. The increase in net debit card/ATM revenue reflects higher transaction volume and is expected to be a steady source of income in the coming year. In addition, the $136,000 increase in other income resulted from the Company's addition of an interest rate hedging program in 2020 which allows commercial loan clients to swap from variable to fixed interest rates.

Noninterest Expense

Year ended December 31,			Change 2020 vs. 2019
(dollars in thousands)	2020	2019	Amount	Percent
Salaries and employee benefits	$6,786	$6,095	$691	11.3%
Occupancy and equipment	1,474	1,405	$69	4.9
Professional fees	364	374	$(10)	(2.7)
Marketing	541	743	$(202)	(27.2)
FDIC Assessment	231	119	$112	94.1
Software maintenance, amortization and other	825	692	$133	19.2
Other	1,738	1,758	$(20)	(1.1)
Total noninterest expense	$11,959	$11,186	$773	6.9%

The $691,000 increase in salaries and employee benefits expense resulted from budgeted salary increases and higher incentive pay related to a higher dollar payout in 2020 and a PPP related bonus paid to employees who participated in the process of originating and funding PPP loans.

Marketing expenses decreased 27.2% year-over-year due to restrictions on group gatherings and business travel during the global pandemic crisis. FDIC assessment expense increased year over year due mostly to the $36,000 credit that was received in 2019 and a larger assessment base in 2020. The $133,000 increase in software maintenance, amortization and other reflects a growing company and its expanded information technology needs.

The Company's operating efficiency ratio was improved by the combined 21.3%, or $3.6 million, increase in both net interest and noninterest incomes, decreasing our efficiency ratio from 66.0% for the year ended December 31, 2019 to 58.2% for the year ended December 31, 2020.

Income Taxes

The provision for income taxes increased $203,000 for the year ended December 31, 2020, compared to the year ended December 31, 2019, attributed to higher earnings before taxes in 2020.  The Company's effective income tax rate in 2020 was 22.5%, compared to 23.6% in 2019. The decrease is due to the reduction of Florida's corporate income tax rate from 5.5% to 4.5% for the years 2019-2021.  Currently, it is set to revert back to 5.5% on January 1, 2022.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume). As disclosed in the table below, the higher volume of loans was the primary driver of the increase in net interest income in 2020.

	Year Ended December 31, 2020 versus 2019
	Rate	Volume	Rate/Volume	Total
(in thousands)
Interest-earning assets:
Loans	$(1,872)	$6,331	$(732)	$3,727
Securities	(179)	306	(42)	85
Other interest-earning assets	(1,135)	88	(67)	(1,114)
Total	$(3,186)	$6,725	$(841)	$2,698

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$(1,034)	$621	$(262)	$(675)
Time deposits	(147)	271	(36)	88
Total Deposits	(1,181)	892	(298)	(587)
Other borrowings	(7)	109	(80)	22
Total	$(1,188)	$1,001	$(378)	$(565)
Total change in net interest income	$(1,998)	$5,724	$(463)	$3,263

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

The Company took action to prepare its employees, support its clients, and help its communities.  The Company has supported small business owners by making PPP loans.  As of December 31, 2020, the Bank had originated 911 PPP loans for a total dollar amount of $82.8 million. These loans are 100% guaranteed by the SBA. During the fourth quarter, 129 PPP loans, totaling $15.6 million, were forgiven by the SBA.

Management expects that credit quality deterioration directly related to the pandemic could materialize in the future. Through December 31, 2020, the Company had received and granted 70 requests for payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of the forbearance requests were for loans secured by real estate. As of December 31, 2020, 64 of the 70 original loan modification requests, totaling $39.0 million, had reverted back to original pre-modification terms and are being paid as agreed.  The tables below give more detail on loan modification activity and PPP loan origination through December 31, 2020.

Active Loan Deferral Requests

December 31, 2020

(dollars in thousands)

	Number of	Dollar Amount	Average Balance	Interest	Cumulative Interest	Cumulative Payment	Weighted Average	Percent of Total Loan
(dollars in thousands)	Loans	Loans	Loans	Only	Only	Deferral	LTV Loans	Collateral
Collateral or Loan Type	Modified	Modified	Modified	3 Months	6-12 Months	9 Months	Modified	or Type
1-4 family owner occupied	2	$1,470	$735	$-	$-	$1,470	68.9%	43.7%
CRE owner occupied	3	1,186	395	-	1,186	-	50.5	35.2
Construction/Land	1	711	711	-	711	-	21.6	21.1
Total	6	$3,367	$561	$-	$1,897	$1,470	-	100.0%

PPP Loans by Industry

December 31, 2020

(dollars in thousands)	Total	Avg. Loan	% of
Category	Balance	Balance	Total
Hospitality	$5,263	$67	7.9%
Real estate services and construction	10,155	63	15.2
Wholesale and retail trade and manufacturing	9,193	82	13.7
Financial, professional, and information services	17,807	97	26.7
Administrative, religious and other services	15,218	85	22.8
Healthcare services	9,138	147	13.7
Total	$66,774	$86	100.0%

FINANCIAL CONDITION

Average interest-earning assets increased $139.5 million from $432.0 million at December 31, 2019 to $571.5 million at December 31, 2020, primarily reflecting growth in our loan portfolio. Year over year, the average balance of portfolio loans grew 38.9% to $429.8 million at December 31, 2020, due to organic growth coupled with loans issued as part of the PPP program. The latter accounts for 39.8% of the increase in the average balance of portfolio loans.

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

At December 31, 2020, our available-for-sale investment portfolio included U.S. Treasury notes, municipal securities, mortgage-backed securities, and asset-backed securities and had a fair market value of $61.9 million. At December 31, 2020 and 2019, our investment securities portfolio represented approximately 9.6% and 12.2% of our total assets, respectively. The average balance of investment securities increased 23.4%, or $12.1 million year over year, while the average yield on investment securities decreased from 2.52% for the year ended December 31, 2019 to 2.18% for the year ended December 31, 2020. At December 31, 2020, we had no securities classified as held-to-maturity.

The following table sets forth the carrying amount of the investment portfolio as of the dates indicated:

	At December 31,
	2020	2019
(in thousands)
Available for Sale:
U.S. Government agency securities	$172	$407
Municipal securities	16,126	9,341
Mortgage-backed securities	40,438	45,803
Asset backed securities	5,143	5,782
Total debt securities available for sale	$61,879	$61,333

The carrying amount and weighted average yields for investments as of December 31, 2020 are shown below:

(dollars in thousands)	U.S. Government Agency	Municipal	Mortgage- Backed	Asset-Backed	Total	Weighted-Average Yields
Due in one to five years	$172	$-	$-	$-	$172	2.16%
Due in five to ten years	-	8,477	-	-	8,477	2.11
Due after ten years	-	7,649	-	5,143	12,792	2.24
No defined maturity	-	-	40,438	-	40,438	1.73
Total	$172	$16,126	$40,438	$5,143	$61,879	1.89%

* All securities are listed at actual yield and not on a tax-equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

We recorded investments of $10.7 million and $6.5 million in bank-owned life insurance policies at December 31, 2020 and 2019, respectively, due to attractive risk-adjusted returns and for protection against the loss of key executives, including our Chief Executive Officer Sammie D. Dixon and Senior Lender and Executive Vice President Chris L. Jensen, Jr. The Company increased its investment in bank-owned life insurance in 2020 in order to expand coverage to additional key personnel.

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

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients and community involvement, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loan portfolio where we saw growth across the majority of the Bank's portfolio classes in 2020 In addition to this relationship-driven growth strategy, the Bank benefited from the issuance of SBA-guaranteed PPP loans, which accounts for 93.0% of the increase in commercial class loans and 46.9% of total loan growth. As of December 31, 2020, the Bank’s net loans were $476.7 million, representing 73.6% of total assets, compared to net loans of $337.8 million as of December 31, 2019, representing 67.4% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity.

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2020		2019		2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial	$133,473	27.6%	$94,728	27.7%	$82,494	28.1%
Residential and home equity	158,120	32.7	135,913	39.8	121,454	41.4
Construction	44,466	9.2	33,583	9.8	31,601	10.8
Total real estate mortgage loans	336,059	69.5	264,224	77.3	235,549	80.3

Commercial	141,542	29.2	69,770	20.4	51,018	17.4
Consumer and other loans	6,312	1.3	7,631	2.3	6,747	2.3
Total loans	483,913	100.0%	341,625	100.0%	293,314	100.0%
Less:
Net deferred loan fees	(1,160)		499		460
Allowance for loan losses	(6,092)		(4,414)		(3,661)
Loans, net	$476,661		$337,710		$290,113

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2020. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments.

(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Type of loans
Real estate mortgage loans:
Commercial	$6,906	$20,002	$106,565	$133,473
Residential and home equity	7,654	16,426	134,040	158,120
Construction	19,165	8,389	16,912	44,466
Total real estate mortgage loans	33,725	44,817	257,517	336,059
Commercial	25,901	96,304	19,337	141,542
Consumer and other loans	1,506	4,402	404	6,312
Total loans	$61,132	$145,523	$277,258	$483,913

Sensitivity. For loans due after one year or more, the following table presents the sensitivities to changes in interest rates at December 31, 2020:

(in thousands)	Fixed Interest Rate	Floating Interest Rate	Total
Type of loans
Real estate mortgage loans:
Commercial	$32,963	$93,604	$126,567
Residential and home equity	25,880	124,586	150,466
Construction	4,186	21,115	25,301
Total real estate mortgage loans	63,029	239,305	302,334
Commercial	95,911	19,730	115,641
Consumer and other loans	1,593	3,213	4,806
Total loans	$160,533	$262,248	$422,781

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned, (“OREO”). Nonperforming loans include loans that are on nonaccrual status which includes nonperforming loans restructured as troubled debt restructurings ("TDRs"), where we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower, and loans past due greater than 90 days and still accruing interest. OREO consists of real property acquired through foreclosure. We account for troubled debt restructurings in accordance with ASC 310, “Receivables.”  During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain shorter-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs.

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

Accounting standards require the Bank to identify loans as impaired loans when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with guidance on these standards. Five loans totaling $1.3 million were deemed to be impaired under the Bank’s policy at December 31, 2020, while twelve loans totaling $2.6 million and fourteen loans and one overdraft account totaling $3.2 million were deemed to be impaired under the Bank’s policy at December 31, 2019, and 2018, respectively.

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2020, 2019, and, 2018, approximately 69.5%, 77.3%, and 80.3%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO also is relevant to the credit quality of a loan portfolio. As of December 31, 2020, 2019, and 2018, there were $1.3 million, $2.6 million, and $342,000, respectively, in nonperforming loans. We had no OREO at December 31, 2020, 2019, or 2018.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

	At December 31,
	2020	2019	2018
(dollars in thousands)
Total nonperforming loans	$1,251	$2,591	$342
OREO	-	-	-
Total nonperforming loans and foreclosed assets	$1,251	$2,591	$342
Total nonperforming loans as a percentage of total loans	0.26%	0.76%	0.12%
Total nonperforming assets as a percentage of total assets	0.19%	0.52%	0.09%

Loans restructured as troubled debt restructurings	$65	$942	$641
Troubled debt restructurings to loans	0.01%	0.28%	0.22%

Allowance for Loan Losses

As of December 31, 2020, our ALLL was allocated mostly to inherent loan losses using historical loss experience and qualitative risk factors, as well as a $179,000 allocation for specific anticipated loan losses. In addition, the Bank included $559,000 of unallocated reserves to account for potential losses related to the COVID-19 pandemic. No such losses have been recorded to date. Our ALLL was allocated as follows, as of the indicated dates.

	As of December 31,
	2020		2019		2018
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
(dollars in thousands)
Commercial real estate	$1,500	27.6%	$1,046	27.7%	$917	28.1%
Residential real estate and home equity	1,827	32.7	1,573	39.8	1,397	41.4
Construction	539	9.2	415	9.8	391	10.8
Commercial	1,592	29.2	1,284	20.4	876	17.4
Consumer	75	1.3	96	2.3	80	2.3
Unallocated reserve	559	-	-	-	-	-
Total loans	$6,092	100.0%	$4,414	100.0%	$3,661	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the years indicated:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
ALLL at beginning of year	$4,414	$3,661	$3,136
Charge-offs:
Residential and home equity	(48)	-	-
Construction	-	-	(3)
Commercial	(1,088)	(360)	(58)
Consumer	(69)	(66)	(20)
Total charge-offs	(1,205)	(426)	(81)
Recoveries:
Commercial	17	33	6
Consumer	16	15	9
Total recoveries	33	48	15
Provision for loan losses charged to earnings	2,850	1,131	591
ALLL at end of year	$6,092	$4,414	$3,661

Ratio of net (charge-offs) recoveries during the year to average loans outstanding during the year	(0.27)%	(0.12)%	(0.02)%
ALLL as a percentage of total loans at end of year	1.26%	1.29%	1.25%
ALLL as a percentage of nonperforming loans	486.9%	170.4%	1,070.5%

We believe that our ALLL at December 31, 2020, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Substantially all of our depositors are residents in our primary market areas. Total deposits were $580.6 million at December 31, 2020, compared to $438.3 million at December 31, 2019, a $142.3 million, or 32.5%, increase. Noninterest-bearing deposits increased by $65.2 million, while interest-bearing deposits increased by $77.1 million.

The following table sets forth the distribution by type of our deposit accounts at the dates indicated:

	As of December 31,
	2020		2019
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
Deposit Types
Noninterest-bearing deposits	$162,013	27.9%	$96,807	22.1%
Money-market accounts	239,052	41.2	188,100	42.9
NOW	104,395	18.0	72,529	16.5
Savings	18,700	3.2	11,654	2.7
Subtotal	524,160	90.3	369,090	84.2

Time deposits:
0.00 - 0.50%	20,443	3.5	544	0.2
0.51 - 1.00%	7,485	1.3	8,032	1.8
1.01 - 1.50%	7,659	1.3	3,605	0.8
1.51 - 2.00%	4,583	0.8	5,813	1.3
2.01 - 2.50%	11,112	1.9	43,581	10.0
2.51 - 3.00%	5,150	0.9	7,599	1.7
Total time deposits	56,432	9.7	69,174	15.8

Total deposits	$580,592	100.0%	$438,264	100.0%

The following table presents the maturities of our time deposits of $250,000 or more as of December 31, 2020:

(in thousands)
Time Deposits >$250,000
Due in three months or less	$12,197
Due from three months to six months	2,653
Due from six months to one year	5,558
Due over one year	5,158
Total	$25,566

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

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2020, to borrow up to $60.7 million. There were no advances outstanding at December 31, 2020 or 2019.

During the third quarter of 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB") which is headquartered in Thomasville, Georgia. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25%. The interest rate will adjust daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. There were no outstanding borrowings under this line of credit at December 31, 2020.

Capital Adequacy

Stockholders’ equity was $60.3 million as of December 31, 2020, compared to $55.9 million as of December 31, 2019.  The Company announced in January 2021, an annual dividend of $0.14 per share of common stock payable on March 2, 2021, to shareholders of record on February 11, 2021.

As of December 31, 2020, the Bank was considered to be “well capitalized” with a 9.09% Tier 1 Leverage ratio; a 13.29% Common Equity Tier 1 Risk-based Capital ratio and Tier 1 Risk-based Capital ratio, and a 14.54% Total Risk-based Capital ratio.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2020
Tier 1 Leverage ratio to Average Assets	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Capital to Risk-Weighted Assets	57,800	13.29	26,100	6.00	34,799	8.00
Total Capital to Risk-Weighted Assets	63,245	14.54	34,799	8.00	43,499	10.00

As of December 31, 2019
Tier 1 Leverage ratio to Average Assets	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Capital to Risk-Weighted Assets	46,752	13.24	21,180	6.00	28,240	8.00
Total Capital to Risk-Weighted Assets	51,165	14.49	28,240	8.00	35,300	10.00

Threshold Ratios
Common Equity
	Total	Tier 1	Tier 1	Tier 1
Capital	Risk-Based	Risk-Based	Risk-Based	Leverage
Category	Capital Ratio	Capital Ratio	Capital Ratio	Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	<8.00%	<6.00%	<4.50%	<4.00%
Significantly Undercapitalized	<6.00%	<4.00%	<3.00%	<3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

PMHG has a $15,000,000 revolving line of credit, with a five-year term, with TNB. At December 31, 2020, PMHG had no outstanding draws on the line of credit.

The Bank’s liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities. Our primary liquid assets, excluding pledged securities, accounted for 18.1% and 25.0% of total assets at December 31, 2020 and 2019, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At December 31, 2020, the Bank had access to approximately $60.7 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $28.0 million in unsecured federal funds lines of credit maintained with correspondent banks. As of December 31, 2020, we had no borrowings under any of these lines. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $13.9 million at December 31, 2020.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit $250,000 and greater and other large deposits. At December 31, 2020, total deposits were $580.6 million, of which $25.6 million was in certificates of deposits greater than $250,000. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during various liquidity stress scenarios. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

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

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2020 and 2019.

	At December 31,
	2020	2019
(in thousands)
Commitments to extend credit	$2,594	$7,905
Construction loans in process	23,633	17,964
Unused lines of credit	55,765	46,042
Standby financial letters of credit	2,461	2,157
Standby performance letters of credit	263	328
Guaranteed accounts	1,372	1,378
Total off-balance sheet instruments	$86,088	$75,774

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.     Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Prime Meridian Holding Company

Tallahassee, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the "Company"), as of December 31, 2020 and 2019 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of General Reserve Portion of the Allowance for Loan Losses - Evaluation of the Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management determines the general reserve portion of the allowance for loan losses using actual historical loss experience for each individual loan category, as well as evaluating whether qualitative adjustments are necessary. As of December 31, 2020, the allowance for loan losses was $6.1 million which consists of two components: the allowance for loans individually evaluated for impairment ("specific reserves"), representing $179,000 and the allowance for loans collectively evaluated for impairment ("general reserve"), representing $5.9 million.  The general reserve covers loans that are not individually classified as impaired. In evaluating whether qualitative adjustments are necessary, management considers (1) changes in lending policies and procedures, risk selection and underwriting standards; (2) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (3) changes in the experience, ability, and depth of management and other relevant staff; (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (5) quality of loan review and Board of Directors oversight; (6) changes in the nature and volume of the loan portfolio and terms of loans; (7) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (8) changes in collateral dependent loans; and (9) the effect of other external factors, trends or uncertainties that could affect management's estimate of probable losses, such as competition and industry conditions.

The principal considerations for our determination that performing procedures relating to the evaluation of qualitative adjustments used in the calculation of the general reserve portion of the allowance for loan losses is a critical audit matter are as follows: Significant judgment used by management when evaluating the qualitative adjustments, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the qualitative adjustments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included  among others, testing management’s process for evaluating qualitative adjustments by (i) evaluating the appropriateness of the methodology management used in evaluating the qualitative adjustments, (ii) testing the inputs used in the estimate of qualitative adjustments, including the completeness and accuracy of underlying historical loss data, and (iii) evaluating the reasonableness of the qualitative adjustments given current microeconomic trends and portfolio characteristics.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2008.

Tampa, Florida

March 22, 2021

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2020	2019
(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$5,008	$9,024
Federal funds sold	22,561	24,613
Interest-bearing deposits	41,416	41,445
Total cash and cash equivalents	68,985	75,082
Debt securities available for sale	61,879	61,333
Loans held for sale	13,593	6,193
Loans, net of allowance for loan losses of $6,092 and $4,414	476,661	337,710
Federal Home Loan Bank stock	493	404
Premises and equipment, net	8,248	7,744
Right of use lease asset	3,466	3,669
Deferred tax asset	394	362
Accrued interest receivable	1,960	1,137
Bank-owned life insurance	10,685	6,501
Other assets	930	726
Total assets	$647,294	$500,861

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$162,013	$96,807
Savings, NOW and money-market deposits	362,147	272,283
Time deposits	56,432	69,174
Total deposits	580,592	438,264

Other borrowings	-	1,254
Official checks	1,109	606
Operating lease liability	3,580	3,758
Other liabilities	1,758	1,111
Total liabilities	587,039	444,993

Commitments and contingencies (notes 8, 15 and 20)

Stockholders' equity:

Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,119,471 and 3,191,288 issued and outstanding	31	32
Additional paid-in capital	38,568	39,456
Retained earnings	20,255	16,180
Accumulated other comprehensive income	1,401	200
Total stockholders' equity	60,255	55,868
Total liabilities and stockholders' equity	$647,294	$500,861

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019
Interest income:
Loans	$19,915	$16,188
Securities	1,394	1,309
Other	375	1,489
Total interest income	21,684	18,986
Interest expense:
Deposits	2,973	3,560
Other borrowings	31	9
Total interest expense	3,004	3,569
Net interest income	18,680	15,417
Provision for loan losses	2,850	1,131
Net interest income after provision for loan losses	15,830	14,286
Noninterest income:
Service charges and fees on deposit accounts	213	288
Debit card/ATM revenue, net	352	252
Mortgage banking revenue, net	855	667
Income from bank-owned life insurance	184	178
Gain on sale of debt securities available for sale	-	7
Other income	278	142
Total noninterest income	1,882	1,534
Noninterest expense:
Salaries and employee benefits	6,786	6,095
Occupancy and equipment	1,474	1,405
Professional fees	364	374
Advertising	541	743
FDIC assessment	231	119
Software maintenance, amortization and other	825	692
Other	1,738	1,758
Total noninterest expense	11,959	11,186
Earnings before income taxes	5,753	4,634
Income taxes	1,295	1,092
Net earnings	$4,458	$3,542

Earnings per common share:
Basic	$1.42	$1.12
Diluted	$1.42	$1.12

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2020	2019
Net earnings	$4,458	$3,542
Other comprehensive income:
Change in unrealized gain on debt securities available for sale:
Unrealized gain arising during the year	1,609	1,020
Reclassification adjustment for realized gain	-	(7)
Net change in unrealized gain	1,609	1,013
Deferred income tax benefit on above change	(408)	(257)
Total other comprehensive income	1,201	756
Comprehensive income	$5,659	$4,298

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2020 and 2019

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-in	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2018	3,138,945	$31	$38,330	$13,015	$(556)	$50,820
Net earnings	-	-	-	3,542	-	3,542
Dividends paid	-	-	-	(377)	-	(377)
Private Placement Offering
(Net of offering costs of $19)	44,600	1	872	-	-	873
Net change in unrealized loss on debt securities available for sale, net of income taxes of $257	-	-	-	-	756	756
Stock options exercised	500	-	5	-	-	5
Common stock issued as compensation to directors	3,643	-	72	-	-	72
Issuance of restricted stock	3,600	-	-	-	-	-
Stock-based compensation	-	-	177	-	-	177
Balance at December 31, 2019	3,191,288	$32	$39,456	$16,180	$200	$55,868

Net earnings	-	$-	$-	$4,458	$-	$4,458
Dividends paid	-	-	-	(383)	-	(383)
Net change in unrealized gain on debt securities available for sale, net of income taxes of $408	-	-	-	-	1,201	1,201
Stock options exercised	2,200	-	27	-	-	27
Common stock retirement	(82,784)	(1)	(1,216)	-	-	(1,217)
Common stock issued as compensation to directors	4,932	-	93	-	-	93
Issuance of restricted stock	3,835	-	-	-	-	-
Stock-based compensation	-	-	208	-	-	208
Balance at December 31, 2020	3,119,471	$31	$38,568	$20,255	$1,401	$60,255

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net earnings	$4,458	$3,542
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	659	647
Provision for loan losses	2,850	1,131
Net amortization of deferred loan (fees) costs	(670)	547
Deferred income taxes	(440)	(117)
Gain on sale of debt securities available for sale	-	(7)
Amortization of premiums and discounts on debt securities available for sale	386	301
Gain on sale of loans held for sale	(855)	(667)
Proceeds from the sale of loans held for sale	153,799	95,275
Loans originated as held for sale	(160,344)	(96,034)
Stock issued as compensation	93	72
Stock-based compensation expense	208	177
Income from bank-owned life insurance	(184)	(178)
Net increase in accrued interest receivable	(823)	(103)
Net change in operating leases	25	89
Net increase in other assets	(204)	(196)
Net increase (decrease) in other liabilities and official checks	1,150	(98)
Net cash provided by operating activities	108	4,381
Cash flows from investing activities:
Loan originations, net of principal repayments	(141,131)	(49,275)
Purchase of debt securities available for sale	(20,333)	(33,638)
Principal repayments of debt securities available for sale	16,883	10,235
Proceeds from the sale of debt securities available for sale	-	4,245
Maturities and calls of debt securities available for sale	4,127	3,928
Purchase of Federal Home Loan Bank stock	(89)	(49)
Purchase of bank-owned life insurance	(4,000)	-
Purchase of premises and equipment	(1,163)	(3,735)
Net cash used in investing activities	(145,706)	(68,289)
Cash flows from financing activities:
Net increase in deposits	142,328	89,197
Net change in other borrowings	(1,254)	1,254
Proceeds from stock options exercised	27	5
Proceeds from sale of common stock, net of offering costs	-	873
Common stock retirement	(1,217)	-
Common stock dividends paid	(383)	(377)
Net cash provided by financing activities	139,501	90,952
Net (decrease) increase in cash and cash equivalents	(6,097)	27,044
Cash and cash equivalents at beginning of year	75,082	48,038
Cash and cash equivalents at end of year	$68,985	$75,082
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$3,044	$3,544
Income taxes	$1,640	$1,345
Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on debt securities available for sale, net of taxes	$1,201	$756
Right of use lease assets obtained in exchange for operating lease liabilities	$-	$3,818

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2020 and 2019 and for the Years Then Ended

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

At December 31, 2020, laws and regulations requiring the Company to maintain a certain level of cash reserves with the Federal Reserve Board were rescinded in response to the global COVID-19 pandemic.  At December 31, 2019, the Company was required by law or regulation to maintain cash reserves with the Federal Reserve Bank, in noninterest-bearing accounts with other banks or in the vault in the amounts of $4,606,000.

Debt Securities. Debt securities may be classified as either trading, held-to-maturity or available-for-sale. Trading debt securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading debt securities are included immediately in earnings. Held-to-maturity debt securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Debt securities available-for-sale consist of securities not classified as trading debt securities or as held-to-maturity debt securities. Unrealized holding gains and losses on debt securities available-for-sale are excluded from earnings and reported in accumulated other comprehensive income. Gains and losses on the sale of debt securities available-for-sale are recorded on the trade date determined using the specific-identification method. Premiums and discounts on debt securities available for sale are recognized in interest income using the interest method over the period to maturity or call date, if applicable.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale includes mortgage loans which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. For the years ended December 31, 2020 and 2019, gains on loans held for sale are reported on the consolidated statements of earnings under noninterest income in mortgage banking revenue.  At December 31, 2020, loans held for sale were $13,593,000 compared to $6,193,000 at December 31, 2019. At December 31, 2020 and 2019, fair values exceeded book values in the aggregate.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms that a loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company's accounting policies or methodology during the years ended December 31, 2020 and 2019.

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

Revenue from Contracts with Customers.   In addition to lending and related activities, the Company offers various services to customers that generate revenue, certain of which are governed by ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”). The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and include service charges and fees and debit card/ATM revenue, net. Revenue is recognized upon satisfaction of our performance obligation when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. As of December 31, 2020, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

The following describes valuation methodologies used for assets measured at fair value:

Debt Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Quoted market prices are not always available for our derivatives. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

Loans. Fair values for variable rate loans, fixed-rate mortgage loans (e.g., one-to-four family residential), commercial real estate loans and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable (Level 3).

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

Other borrowings.  The fair value of other borrowings approximates carrying value due to their short-term maturity.

Derivatives.  Fair value of the Company’ s derivative contracts are based on the framework for measuring fair value.

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

Derivatives. The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates.  Under these agreements, the Company enters into a variable-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s variable rate loan into a fixed rate.  The Company then enters into a matching swap agreement with a third-party dealer in order to offset its exposure on the client swap.  The Company does not use derivatives for trading purposes. The derivative transactions are considered instruments with no hedging designation, otherwise known as stand-alone derivatives.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326).  The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The Company will continue to use judgement to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other consolidated financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio.  These disclosures include qualitative and quantitative requirements that provide additional information about the amount recorded in the consolidated financial statements.  Additionally, the ASU amends the accounting for credit losses on debt securities available-for-sale and purchased financial assets with credit deterioration.  The ASU will take effect for fiscal years, and for interim periods within fiscal years, beginning after December 15, 2022 (as amended).  Early adoption is permitted.  The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)      Debt Securities Available for Sale

Debt securities have been classified according to management's intention. The carrying amount of debt securities available for sale and their fair values are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At December 31, 2020
U.S. Government agency securities	$170	$2	$-	$172
Municipal securities	15,500	626	-	16,126
Mortgage-backed securities	39,151	1,300	(13)	40,438
Asset-backed securities	5,180	9	(46)	5,143
Total	$60,001	$1,937	$(59)	$61,879

At December 31, 2019
U.S. Government agency securities	$408	$-	$(1)	$407
Municipal securities	9,332	81	(72)	9,341
Mortgage-backed securities	45,499	401	(97)	45,803
Asset-backed securities	5,825	14	(57)	5,782
Total	$61,064	$496	$(227)	$61,333

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Debt Securities Available for Sale, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At December 31, 2020
U.S. Government agency securities	$172	$-	$172	$-
Municipal securities	16,126	-	16,126	-
Mortgage-backed securities	40,438	-	40,438	-
Asset-backed securities	5,143	-	5,143	-
Total	$61,879	$-	$61,879	$-

At December 31, 2019
U.S. Government agency securities	$407	$-	$407	$-
Municipal securities	9,341	-	9,341	-
Mortgage-backed securities	45,803	-	45,803	-
Asset-backed securities	5,782	-	5,782
Total	$61,333	$-	$61,333	$-

The scheduled maturities of debt securities available for sale are as follows:

	Amortized	Fair
	Cost	Value
(in thousands)
At December 31, 2020
Due in one to five years	$170	$172
Due in five to ten years	8,147	8,477
Due after ten years	12,533	12,792
Mortgage-backed securities	39,151	40,438
Total	$60,001	$61,879

The following summarizes sales of debt securities available for sale:

	Year Ended December 31,
(in thousands)	2020	2019
Proceeds from sale of securities	$-	$4,245
Gross gains	-	28
Gross losses	-	(21)
Net gain on sale of securities	$-	$7

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)          Debt Securities Available for Sale, Continued

At December 31, 2020 and 2019, debt securities available for sale with a fair value of $13,898,000 and $10,983,000 respectively, were pledged as collateral for public deposits and for other borrowings with clients.

Debt securities available for sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At December 31, 2020
Debt Securities Available for Sale
Mortgage-backed securities	$(5)	$992	$(8)	$767
Asset-backed securities	-	-	(46)	3,494
Total	$(5)	$992	$(54)	$4,261

At December 31, 2019
Debt Securities Available for Sale
U.S. Government agency securities	$(1)	$407	$-	$-
Municipal securities	(72)	3,814	-	-
Mortgage-backed securities	(56)	4,629	(41)	4,115
Asset-backed securities	(57)	3,901	-	-
Total	$(186)	$12,751	$(41)	$4,115

The unrealized losses on seven and thirteen debt securities available for sale at December 31, 2020 and 2019, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans

The segments and classes of loans are as follows:

	At December 31,
(in thousands)	2020	2019
Real estate mortgage loans:
Commercial	$133,473	$94,728
Residential and home equity	158,120	135,913
Construction	44,466	33,583
Total real estate mortgage loans	336,059	264,224

Commercial loans	141,542	69,770
Consumer and other loans	6,312	7,631
Total loans	483,913	341,625

Add (Less):
Net deferred loan (fees) costs	(1,160)	499
Allowance for loan losses	(6,092)	(4,414)
Loans, net	$476,661	$337,710

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

Commercial Loans. The Company offers a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and U.S. Small Business Administration (SBA) loans (including Paycheck Protection Program loans) to small and midsized businesses. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third-party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. The Company currently offers SBA 504 and SBA 7A loans. SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower’s creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other factors of risk could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt, unless secured by liquid collateral or as otherwise justified.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

An analysis of the change in the allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserve	Total
Year Ended December 31, 2020
Beginning balance	$1,046	$1,573	$415	$1,284	$96	$-	$4,414
Provision for loan losses	454	302	124	1,379	32	559	2,850
Net charge-offs	-	(48)	-	(1,071)	(53)	-	(1,172)
Ending balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092

At December 31, 2020
Individually evaluated for impairment:
Recorded investment	$-	$666	$-	$585	$-	$-	$1,251
Balance in allowance for loan losses	$-	$-	$-	$179	$-	$-	$179

Collectively evaluated for impairment:
Recorded investment	$133,473	$157,454	$44,466	$140,957	$6,312	$-	$482,662
Balance in allowance for loan losses	$1,500	$1,827	$539	$1,413	$75	$559	$5,913

Year Ended December 31, 2019
Beginning balance	$917	$1,397	$391	$876	$80	$-	$3,661
Provision for loan losses	129	176	24	735	67	-	1,131
Net charge-offs	-	-	-	(327)	(51)	-	(378)
Ending balance	$1,046	$1,573	$415	$1,284	$96	$-	$4,414

At December 31, 2019
Individually evaluated for impairment:
Recorded investment	$611	$965	$-	$1,631	$13	$-	$3,220
Balance in allowance for loan losses	$-	$15	$-	$386	$13	$-	$414

Collectively evaluated for impairment:
Recorded investment	$94,117	$134,948	$33,583	$68,139	$7,618	$-	$338,405
Balance in allowance for loan losses	$1,046	$1,558	$415	$898	$83	$-	$4,000

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2020
Grade:
Pass	$130,846	$156,985	$43,622	$140,370	$6,278	$478,101
Special mention	2,627	469	844	405	34	4,379
Substandard	-	666	-	767	-	1,433
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$133,473	$158,120	$44,466	$141,542	$6,312	$483,913

At December 31, 2019
Grade:
Pass	$92,586	$133,351	$32,374	$66,649	$7,576	$332,536
Special mention	1,531	1,597	1,209	1,197	55	5,589
Substandard	611	965	-	1,924	-	3,500
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$94,728	$135,913	$33,583	$69,770	$7,631	$341,625

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

At December 31, 2020, there were four loans over thirty days past due and accruing, no loans past due ninety days or more but still accruing and five loans on nonaccrual. Age analysis of past-due loans at December 31, 2020 and 2019 is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2020:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$133,473	$-	$133,473
Residential and home equity	536	-	-	536	156,918	666	158,120
Construction	195	-	-	195	44,271	-	44,466
Commercial loans	-	-	-	-	140,957	585	141,542
Consumer and other loans	-	-	-	-	6,312	-	6,312
Total	$731	$-	$-	$731	$481,931	$1,251	$483,913

At December 31, 2019:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$94,728	$-	$94,728
Residential and home equity	569	-	-	569	134,379	965	135,913
Construction	82	-	-	82	33,501	-	33,583
Commercial loans	87	-	-	87	68,057	1,626	69,770
Consumer and other loans	-	5	-	5	7,626	-	7,631
Total	$738	$5	$-	$743	$338,291	$2,591	$341,625

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2020:
Residential and home equity	$666	$666	$-	$-	$-	$666	$666	$-
Commercial loans	-	-	585	585	179	585	585	179
Total	$666	$666	$585	$585	$179	$1,251	$1,251	$179

At December 31, 2019:
Commercial real estate	$611	$611	$-	$-	$-	$611	$611	$-
Residential and home equity	716	716	249	249	15	965	965	15
Commercial loans	508	508	1,123	1,123	386	1,631	1,631	386
Consumer and other loans	-	-	13	13	13	13	13	13
Total	$1,835	$1,835	$1,385	$1,385	$414	$3,220	$3,220	$414

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class is as follows:

	Average	Interest	Interest
	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received
Year Ended December 31, 2020
Commercial real estate	$241	$12	$11
Residential and home equity	865	-	-
Commercial	1,084	17	17
Consumer and other loans	13	-	-
Total	$2,203	$29	$28

(in thousands)
Year Ended December 31, 2019
Commercial real estate	$611	$32	$32
Residential and home equity	753	5	7
Commercial	806	9	12
Consumer and other loans	3	-	-
Total	$2,173	$46	$51

There were no collateral dependent impaired loans measured at fair value on a nonrecurring basis at December 31, 2020 or 2019.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)     Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation.  During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain shorter-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs.

As shown in the table below, the Company entered into no new TDRs during the year ended December 31, 2020 and three new TDRs during the year ended December 31, 2019.

	Year Ended December 31, 2020				Year Ended December 31, 2019
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
(in thousands)
Troubled Debt Restructurings:
Modified interest rate
Residential and home equity	-	$-	$-	$-	1	$65	$65	$65
Commercial	-	-	-	-	2	260	260	260
Total	-	$-	$-	$-	3	$325	$325	$325

The three TDRs entered into during the year ended December 31, 2019 did subsequently default.  At December 31, 2020, the Company had one $65,000 loan identified as a TDR.

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

 (continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)          Premises and Equipment

A summary of premises and equipment follows:

	At December 31,
	2020	2019
(in thousands)
Land	$1,704	$1,704
Buildings	5,036	4,960
Leasehold improvements	1,503	421
Furniture, fixtures and equipment	1,911	1,505
Computer and software	3,106	2,669
Construction in progress	-	833
Total, at cost	13,260	12,092
Less accumulated depreciation and amortization	(5,012)	(4,348)
Premises and equipment, net	$8,248	$7,744

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

The components of lease expense and other lease information as of and during the year ended December 31, 2020 are as follows:

	At December 31,
	2020	2019
(in thousands)
Operating lease cost	$319	$239
Cash paid for amount included in the measurement of lease
liabilities operating cash flows from operating leases	$294	$151

	At December 31,
(dollars in thousands)	2020	2019
Operating lease right of use assets	$3,466	$3,669
Operating lease liabilities	$3,580	$3,758
Weighted average remaining lease term - operating lease (in years)	13.6	14.6
Weighted average discount rate	3.17%	3.17%

Future minimum lease payments under non-cancellable leases as of December 31, 2020, reconciled to our operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At December 31, 2020
2021	$294
2022	294
2023	294
2024	306
2025	323
Thereafter	2,938
Total future minimum lease payments	4,449
Less interest	(869)
Total	$3,580

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)          Deposits

The aggregate amount of time deposits with a minimum denomination greater than $250,000 was approximately $25.6 million and $33.4 million at December 31, 2020 and 2019, respectively.

A schedule of maturities for all time deposits at December 31, 2020 is as follows:

(in thousands)
Year Ending December 31,	Amount
2021	$43,646
2022	9,485
2023	2,481
2024	340
2025	70
2039	410
Total	$56,432

(6)          Other Borrowings

The Company has pledged collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) for future advances which will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $60.7 million as of December 31, 2020 from the FHLB. There were no advances outstanding at December 31, 2020 or 2019. The Company also has available credit of $28.0 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank. The Company also maintains a $15.0 million revolving line of credit with a local bank.  The Company has pledged all of the Bank's common stock as collateral for the revolving line of credit which matures in August, 2025 and bears interest at prime. There were no outstanding balances under the lines at December 31, 2020. Other borrowings at December 31, 2019 totaled $1,254,000 and consist of securities sold under agreements to repurchase. Securities totaling $2.2 million were pledged as collateral under this agreement at December 31, 2019.

(7)          Income Taxes

The components of the income taxes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Current:
Federal	$1,464	$987
State	271	222
Total current	1,735	1,209

Deferred:
Federal	(345)	(94)
State	(95)	(23)
Total deferred	(440)	(117)
Total income taxes	$1,295	$1,092

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)          Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2020		2019
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
(dollars in thousands)
Income taxes at statutory rate	$1,208	21.0%	$973	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	139	2.4	157	3.4
Tax-exempt income	(72)	(1.3)	(69)	(1.5)
Other nondeductible expenses	20	0.4	31	0.7
Total	$1,295	22.5%	$1,092	23.6%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	At December 31,
	2020	2019
(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,544	$972
Organizational and start-up costs	21	30
Stock-based compensation	79	52
Other	55	32
Deferred tax assets	1,699	1,086

Deferred tax liabilities:
Prepaid Expenses	(6)	(44)
Deferred loan costs	(605)	(426)
Premises and equipment	(217)	(185)
Unrealized gain on debt securities available for sale	(477)	(69)
Deferred tax liabilities	(1,305)	(724)
Net deferred tax asset	$394	$362

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2017.

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

Commitments to extend credit, construction loans in process and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Bank’s standby letters of credit are secured by collateral and those secured letters of credit totaled $654,000 at December 31, 2020.

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2020 is as follows:

At December 31, 2020
(in thousands)
Commitments to extend credit	$2,594
Construction loans in process	23,633
Unused lines of credit	55,765
Standby financial letters of credit	2,461
Standby performance letters of credit	263
Guaranteed accounts	1,372
Total off-balance sheet instruments	$86,088

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)            Stock Compensation Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015, and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2020, 272,057 stock options and 7,435 restricted stock awards have been granted under the 2015 Plan.  Taking into account the 29,400 stock options that have been forfeited, 188,429 options are available for grant at December 31, 2020.

A summary of the activity in the Company’s 2015 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2018	263,457	$19.78
Options granted	22,000	20.21
Options forfeited	(13,190)	20.09
Outstanding at December 31, 2019	272,267	19.80
Options granted	15,000	20.05
Forfeited	(15,210)	20.05
Outstanding at December 31, 2020	272,057	$19.80	6.79	$-
Exercisable at December 31, 2020	120,747	$19.43	6.04	$-

The fair value of shares vested and recognized as compensation expense was $162,000 and $158,000 for the years ended December 31, 2020 and 2019, respectively. The Company recognized an income tax benefit of $21,000 and $19,000 with respect to share-based compensation in 2020 and 2019, respectively. At December 31, 2020, there was $373,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2015 Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2020	2019
Weighted average risk-free interest rate	1.46%	1.88%
Expected dividend yield	0.60%	0.59%
Expected stock volatility	14.69%	9.90%
Expected life in years	6.5	6.5
Per share fair value of options issued during year	$3.26	$2.74

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

Notes to Consolidated Financial Statements, Continued

(9)           Stock Compensation Plans, Continued

2007 Stock Option Plan

As of May 20, 2015, no further grants will be made under the 2007 Stock Option Plan (the “2007 Plan”). Unexercised stock options that were granted under the 2007 Plan will remain outstanding and will expire under the terms of the individual stock grant. A summary of the activity in the Company’s 2007 Plan is as follows:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at December 31, 2018	4,700	$11.37
Options exercised	(500)	10.00
Options forfeited	(2,000)	10.72
Outstanding at December 31, 2019	2,200	12.27
Options exercised	(2,200)	12.27
Outstanding at December 31, 2020	-	$-

At December 31, 2020, there was no unrecognized compensation expense related to non-vested, share-based compensation arrangements granted under the 2007 plan.

Directors' Plan

The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the OTCQX or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. In 2020, the Board used the greater of quarter-end book value and quarter-end volume weighted average market price to determine what the fair market value of Prime Meridian common stock was for purposes of the Directors’ Plan. The maximum remaining number of shares to be issued pursuant to the Directors’ Plan is limited to 46,708 shares, which is approximately 1.50% of the total shares outstanding as of the record date. In 2020 and 2019, our directors received 4,932 and 3,643 shares of common stock, respectively, in lieu of cash, under the Directors’ Plan.  The Company recognized expense of $93,000 and $72,000 during the years ended December 31, 2020 and 2019, with respect to the Director’s Plan.

Restricted Stock

As part of the bonus incentive earned for the Company's performance in 2020, the Company issued an additional 3,835 restricted common stock shares to its CEO, to accompany the 3,600 restricted common stocks shares issued in 2019. Restricted stocks granted are vested equally over the span of 3 years. Stockholders of unvested restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transaction follows:

		Wtd-Avg
	Number of	Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Non-vested restricted stock granted in 2019	3,600	$18.52	$67,000
Non-vested restricted stock granted in 2020	3,835	20.40	78,000
Restricted stock vested in 2020	(1,200)	(18.52)	(22,000)
Non-vested restricted stock outstanding at December 31, 2020	6,235	$19.64	$123,000

During the years ended December 31, 2020 and 2019, the Company recognized $46,000 and $19,000, respectively, as expense and had $80,000 in unrecognized expense at December 31, 2020 to be recognized over a weighted-average period of 1.8 years.

(10)          Employee Benefit Plans

The Company sponsors a 401(k)-profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit-sharing plan are discretionary and determined annually. Contributions to the plan for the years ended December 31, 2020 and 2019 were $256,000 and $175,000, respectively.

In November 2018, the Company established non-qualified account balance deferred compensation plans to provide retirement benefits for certain officers of the Company. The Company is recognizing the expense of these plans as services are rendered using a discount rate of four percent and a retirement age of sixty-five. The Company’s expense in connection with these plans was $160,000 and $155,000 for the years ended December 31, 2020 and 2019, respectively. The accrued liability related to these agreements was $333,000 and $173,000 at December 31, 2020 and 2019, respectively. Such amounts are included in other liabilities in the accompanying consolidated balance sheets.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11)        Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following table summarizes these transactions:

	Year Ended December 31,
(in thousands)	2020	2019
Loans:
Beginning balance	$7,726	$7,288
Originated during the year	421	1,986
Principal repayments	(1,541)	(1,548)
Ending balance	$6,606	$7,726

Deposits at year-end	$7,524	$7,079

In addition, the Company purchases various insurance policies through a company that employs the spouse of Director Jones. The premiums paid totaled $1.1 million in both 2020 and 2019, and included health insurance premiums for employees.

(12)        Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		At December 31, 2020		At December 31, 2019
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$68,985	$68,985	$75,082	$75,082
Debt securities available for sale	2	61,879	61,879	61,333	61,333
Loans held for sale	3	13,593	13,814	6,193	6,296
Loans, net	3	476,661	487,652	337,710	342,435
Federal Home Loan Bank stock	3	493	493	404	404
Accrued interest receivable	3	1,960	1,960	1,137	1,137
Derivative contract assets	3	163	163	-	-

Financial liabilities-
Deposits	3	580,592	581,073	438,264	439,208
Other Borrowings	3	-	-	-	-
Derivative contract liabilities	3	163	163	-	-

Off-Balance Sheet financial instruments	3	-	-	-	-

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

In January 2021, the Board of Directors declared an annual dividend of $0.14 per share of common stock payable on March 2, 2021 to shareholders of record as of February 11, 2021.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2020, and 2019, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2020, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2020
Tier 1 Leverage ratio to Average Assets	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Capital to Risk-Weighted Assets	57,800	13.29	26,100	6.00	34,799	8.00
Total Capital to Risk-Weighted Assets	63,245	14.54	34,799	8.00	43,499	10.00

As of December 31, 2019:
Tier 1 Leverage ratio to Average Assets	$46,752	9.31%	$20,084	4.00%	$25,105	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	46,752	13.24	15,885	4.50	22,945	6.50
Tier 1 Capital to Risk-Weighted Assets	46,752	13.24	21,180	6.00	28,240	8.00
Total Capital to Risk-Weighted Assets	51,165	14.49	28,240	8.00	35,300	10.00

(15)        Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements. As of December 31, 2020, there is no pending or threatened litigation of which management is aware.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)          Earnings Per Share

Earnings per share (“EPS”) has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method:

	2020			2019
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Year Ended December 31,
Basic EPS:
Net earnings	$4,458	3,134,124	$1.42	$3,542	3,155,891	$1.12
Effect of dilutive securities-incremental shares from assumed conversion of options		-			3,744
Diluted EPS:
Net earnings	$4,458	3,134,124	$1.42	$3,542	3,159,635	$1.12

(17)        Derivatives

The Company has entered into interest rate swaps in order to provide commercial real estate loan clients the ability to swap from variable to fixed interest rates.  Under these agreements, the Company enters into a variable rate loan with a client at a specified index (Wall Street Journal Prime Lending Rate) in addition to a borrower swap agreement.  This swap agreement effectively converts the client’s variable rate loan into a fixed rate.  The Company then enters into a matching swap agreement with a third-party dealer counterparty in order to offset its exposure on the borrower swap. These interest rate swaps are considered derivative financial instruments.  These derivative instruments involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any, over the life of the contract.  Such differences, which represent the fair value of the derivative instruments, is included in “other assets” and “other liabilities” on the Company’s consolidated balance sheets, and the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.  The derivative transactions are considered instruments with no hedging designation, otherwise known as stand-alone derivatives.

	At December 31,
	2020	2019
dollars in thousands
Notional amount - interest rate swaps:
Stand-alone derivatives	$21,100	$-

Weighted-average pay rate - interest rate swaps	3.68%	-
Weighted-average receive rate - interest rate swaps	3.00%	-
Weighted-average maturity (in years) - interest rate swaps	14.6	-

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$163	-
Stand-alone derivatives - interest rate swaps (other liabilities)	$(163)	-

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)      Parent Company Only Financial Information

The Holding Company's unconsolidated financial information follows:

	December 31,
(in thousands)	2020	2019
Assets
Cash	$1,027	$8,895
Investment in subsidiary	59,201	46,953
Other assets	27	20
Total assets	$60,255	$55,868

Stockholders' Equity
Stockholders' equity	$60,255	$55,868
Total liabilities and stockholders' equity	$60,255	$55,868

Condensed Statements of Earnings	Year Ended December 31,
	2020	2019
(in thousands)
Revenues	$-	$-
Expenses	(505)	(501)
Income tax benefit	124	122
Loss before earnings of subsidiary	(381)	(379)
Net earnings of subsidiary	4,839	3,921
Net earnings	$4,458	$3,542

	Year Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net Earnings	$4,458	$3,542
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(4,839)	(3,921)
Stock issued as compensation	93	72
Increase in other assets	(7)	-
Net cash used in operating activities	(295)	(307)
Cash flows from financing activities:
Common stock retirement	(1,217)
Proceeds from sale of common stock	-	873
Proceeds from stock options exercised	27	5
Net cash (used in) provided by financing activities	(1,190)	878
Cash flows from investment activities:
Cash dividend paid	(383)	(377)
Cash infusion to subsidiary	(6,000)	(4,850)
Net cash used by investing activities	(6,383)	(5,227)
Net decrease in cash	(7,868)	(4,656)
Cash at beginning of the year	8,895	13,551
Cash at end of year	$1,027	$8,895

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive income of subsidiary, net of change in
unrealized gain on debt securities available for sale, net of tax	$1,201	$756
Stock-based compensation expense of subsidiary	$208	$177

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19)      Share Repurchase

On March 11, 2020, the Company's Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company's common stock, inclusive of commission and fees. As of December 31, 2020, the Company repurchased and retired a total of 82,784 shares at a weighted average price per share of $14.70 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, was $1.2 million. The plan was suspended in late March and expired on June 30, 2020.

(20)     Contingency

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

The Company took action to prepare its employees, support its clients, and help its communities.  The Company has supported small business owners by making loans through the Small Business Administration Paycheck Protection Program ("PPP").  As of December 31, 2020, the Bank had originated 911 PPP loans for a total dollar amount of $82.8 million. These loans are 100% guaranteed by the Small Business Administration (the "SBA"). During the fourth quarter, 129 PPP loans, totaling $15.6 million, were forgiven by the SBA.

Management expects that credit quality deterioration directly related to the pandemic could materialize in the future. Through December 31, 2020, the Company had received and granted 70 requests for payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of the forbearance requests were for loans secured by real estate. As of December 31, 2020, 64 of the 70 original loan modification requests, totaling $39.0 million, had reverted back to original pre-modification terms and are being paid as agreed.  The tables below give more detail on loan modification activity and PPP loan origination through December 31, 2020.

Active Loan Deferral Requests

December 31, 2020

	Number of	Dollar Amount	Average Balance	Interest	Cumulative Interest	Cumulative Payment	Weighted Average	Percent of Total Loan
(dollars in thousands)	Loans	Loans	Loans	Only	Only	Deferral	LTV Loans	Collateral
Collateral or Loan Type	Modified	Modified	Modified	3 Months	6-12 Months	9 Months	Modified	or Type
1-4 family owner occupied	2	$1,470	$735	$-	$-	$1,470	68.9%	43.7%
CRE owner occupied	3	1,186	395	-	1,186	-	50.5	35.2
Construction/Land	1	711	711	-	711	-	21.6	21.1
Total	6	$3,367	$561	$-	$1,897	$1,470	-	100.0%

PPP Loans by Industry

December 31, 2020

(dollars in thousands)	Total	Avg. Loan	% of
Category	Balance	Balance	Total
Hospitality	$5,263	$67	7.9%
Real estate services and construction	10,155	63	15.2
Wholesale and retail trade and manufacturing	9,193	82	13.7
Financial, professional, and information services	17,807	97	26.7
Administrative, religious and other services	15,218	85	22.8
Healthcare services	9,138	147	13.7
Total	$66,774	$86	100.0%

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

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company consulted with an external consulting firm to assist in management’s evaluation of the adequacy of the Bank’s policies and procedures in the areas of internal operational controls and safeguarding of assets, and when applicable, compliance with regulatory guidelines. The Company and the consultant used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” to perform the assessment. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the year ended December 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table lists the names and ages of all directors and executive officers of the Company and the Bank and indicates all positions and offices with the Company and the Bank held by each person, as of December 31, 2020. Also included in the table is the year in which each person commenced service with the Company and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

		Position with the	Position with the	Director
Name	Age	Company	Bank	Since	Principal Occupation
Kenneth H. Compton	52	Director	Director	2019	CEO, Founder, Compton & Associates, Private Wealth Advisors
William D. Crona	72	Director	Director	2010	Financial Consultant, Investor & CPA
Sammie D. Dixon, Jr.	51	CEO, President, Vice Chairman & Director	CEO, President, Vice Chairman & Director	2010	Chief Executive Officer & President
Steven L. Evans	73	Director	Director	2010	Retired IBM Executive
R. Randy Guemple	69	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer
Chris L. Jensen, Jr.	64	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Kathleen C. Jones	67	Director	Director	2011	Retired Executive Vice President, Chief Financial Officer
Robert H. Kirby	54	Director	Director	2010	Businessman, Partner in Rehab Technologies
Frank L. Langston	63	Director	Director	2010	Principal of NAI TALCOR
Michael A. Micallef, Jr.	71	Director	Director	2019	Retired SVP, Market President Lakeland office(1)
L. Collins Proctor, Sr.	51	Director	Director	2010	Principal / Director of FSM (Facility Solutions Management)
Garrison A. Rolle, M.D.	59	Director	Director	2010	Orthopedic Surgeon
Steven D. Smith	68	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee
Marjorie R. Turnbull	80	Director	Director	2010	Consultant
Susan Payne Turner	54	EVP, CRO	EVP, CRO	N/A	Executive Vice President, Chief Risk Officer
Monte L. Ward	39	EVP, CIO	EVP, CIO	N/A	Executive Vice President, Chief Information Officer
Clint F. Weber	39	EVP, CFO	EVP, CFO	N/A	Executive Vice President, Chief Financial Officer
Richard A. Weidner	76	Chairman & Director	Chairman & Director	2010	CPA, Partner with Carr, Riggs & Ingram, LLC

(1)	Director Micallef retired as Senior Vice President and Market President on February 29, 2020.

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information. There are no family relationships between any directors or executive officers.

Executive Officers

Sammie D. Dixon, Jr., age 51, was part of the management team and Board that formed both the Bank and Prime Meridian. He is the Vice Chairman, Chief Executive Officer and President of Prime Meridian and the Bank. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. Before that, he served as Chief Executive Officer and President for Bank of Thomas County from August 2003 to June 2005. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. He began his banking career with NationsBank in 1997. Mr. Dixon previously served as an Administrative Committee Member of the American Bankers Association’s Community Bankers Council. He is active in the community as a member of the Rotary Club of Tallahassee and member of the Tallahassee Memorial HealthCare Foundation Board of Trustees. He serves on the Boards of the Boys & Girls Clubs of the Big Bend and the Greater Tallahassee Chamber of Commerce. He is a former Campaign Co-Chair of the United Way of the Big Bend where he also served as a director. Mr. Dixon attends Saint Peter’s Anglican Church.

Clint F. Weber, age 39, has been with the Bank since 2013. He is presently the Executive Vice President and Chief Financial Officer of the Bank and Prime Meridian. Prior to joining the Bank, he was Vice President and held various credit positions at Premier Bank and its successor financial institution Centennial Bank from 2008 to 2013. From 2003 to 2008, he was a Financial Institution Examiner at the Florida Office of Financial Regulation. Mr. Weber’s work experience includes credit risk management, regulatory compliance, accounting and asset/liability management. Mr. Weber is a graduate of Florida State University where he received a Bachelor of Science in Finance and Real Estate. He is also a graduate of the Florida School of Banking at the University of Florida.

Chris L. Jensen, Jr., age 64, was part of the management team and Board that formed both the Bank and Prime Meridian. He is an Executive Vice President of Prime Meridian and the Bank’s Executive Vice President and Senior Lender. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over forty years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Boards of several local groups, including the Suwannee River Area Council for the Boy Scouts of America and the Young Actors Theatre.

Susan Payne Turner, age 54, has been with the Bank since 2013. She is presently the Executive Vice President and Chief Risk Officer of the Bank and Prime Meridian. Mrs. Turner began her banking career in 1983. From 2010 to 2013, she was a Regional Retail Leader for Centennial Bank, where she managed ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Mrs. Turner is a graduate of Florida State University and received a Master of Business Administration from Troy University in 2005. She is also a graduate from the Graduate School of Banking at Louisiana State University. Mrs. Turner serves as a director for the Florida Bankers Education Foundation. She is a Past Chair and serves as Director Emeritus for the Tallahassee Community College Foundation. She also serves as Past Chair for the Tallahassee Community College Alumni and Friends Association and Director Emeritus on the Board for the Wakulla County Chamber of Commerce. She is a member of the Coastal Optimist Club, is the Associate Director of the Wakulla County Historical Society and serves as Treasurer on the Board for the Community Foundation of North Florida.

Monté L. Ward, age 39, has been with the Bank since 2011. He is presently the Executive Vice President and Chief Information Officer of the Bank and Prime Meridian. Prior to joining the Bank, he was Assistant Vice President and held various operational, compliance and information technology positions at Premier Bank from 2002 to 2011. Mr. Ward has a background in software programming and hacking/intrusion. He holds various certifications and designations such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified Regulatory Compliance Manager, Accredited ACH Professional and others in technology, security, risk, and compliance. He is a graduate of Florida Agricultural & Mechanical University where he received a Bachelor of Science in Electrical Engineering. He received a Master of Science in Cybersecurity from National University. Mr. Ward is also a graduate of the ABA Stonier Graduate School of Banking and the Wharton Leadership Program at the University of Pennsylvania.

Company and Bank Directors

Kenneth H. Compton, age 52, was elected to Prime Meridian’s and the Bank’s Boards in May 2019. He is the Founder, President and CEO of Compton & Associates, Private Wealth Advisors, which focuses on asset management, retirement planning, estate planning, and business transition planning. Mr. Compton became a director of Community Southern Holdings, Inc. and Community Southern Bank in 2013, where he served as Chairman of both the Loan and Compensation committees, and served on both the Audit and Asset Liability committees. He remained on the Boards until their sale to Sunshine Bancorp, Inc. in 2015. He then joined the Board of Sunshine Bancorp, Inc. and served, as the Sarbanes-Oxley Financial Expert on the Audit Committee, until its sale to CenterState Bank Corporation in 2018. His background includes a Juris Doctor degree from the Cumberland School of Law at Samford University, a Master of Law degree from the University of Denver, Sturm College of Law and Daniels College of Business, and a Bachelor of Arts Degree in International Studies and Foreign Policy from Rhodes College. He has served as an adjunct professor of finance and insurance, as a vesting agent under the Florida Comprehensive Land Use Plan, and as a past Executive Vice President of the Highlands County Board of Realtors. He serves as the Chair of the Governance, Compensation and Nominating Committee, member of Audit and Loan Committee and is the Vice Chair for Gulf Atlantic Bank, Key West, Florida. Mr. Compton serves on the Board of Baycare’s Bartow Regional Medical Center. He also has served on the Board of the Southeastern University Foundation.

William D. Crona, age 72, is a founding member of the Boards of the Bank and Prime Meridian. He is a certified public accountant. In 2005, he retired from a twenty-three-year career with the accounting firm of Law, Redd, Crona and Munroe, P.A., Tallahassee, Florida, where he served as a partner. He currently is a financial consultant and investor in the Tallahassee area. Mr. Crona serves on the Boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, TEC Incorporated, SAVA, and the City of Tallahassee Citizen Advisory Board.

Steven L. Evans, age 73, is a founding member of the Boards of the Bank and Prime Meridian. He retired from a thirty-year career with IBM in 2003 where he served as Vice President of its North American Education business and IBM’s Senior State Executive for its Florida operations. After graduating from the University of Michigan, Mr. Evans played in the St. Louis Cardinal baseball organization for six years before joining IBM. Mr. Evans currently serves on the Boards of the Florida Taxwatch Research Institute, Tallahassee Memorial Hospital, Ghost Controls, Inc., Vineyard Capital, Fringe Benefits Management Corporation, Kyra Infotech Group and is the Chairman of the Economic Vitality Leadership Council. He is an Advisor for the FSU Marine Research Lab and is a member of the FSU Research GAP Committee.

R. Randy Guemple, age 69, is a founding member of the Boards of the Bank and Prime Meridian. He retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer in March 2019. He was formerly a certified public accountant. Prior to assuming these offices, he was a retired bank executive, having most recently served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida. He is a Past Chairman of the Financial Managers Society, Inc., headquartered in Chicago, Illinois. Mr. Guemple is a Past Chairman and current member of the Board of Trustees for the Tallahassee Memorial HealthCare Foundation, Inc. and Southern Scholarship Foundation, Inc. in Tallahassee, Florida. He is also Director Emeritus of Elder Care Services, Inc. and an active member of the Tallahassee Kiwanis Club.  Mr. Guemple is a graduate of Florida State University (FSU) where he received a Bachelor of Science in Accounting and his Master of Business Administration. He played baseball while at FSU and is a member of Good Shepherd Catholic Church.

Kathleen C. Jones, age 67, was part of the management team that formed both the Bank and Prime Meridian and has been a member of both Boards since 2011. She retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer in December 2015. Prior to joining the Bank, she spent thirty-six years with SunTrust Bank and its Tallahassee predecessor institutions. Mrs. Jones retired from SunTrust Bank in 2007, at the position of North Florida Regional Senior Vice President, Senior Banking Operations Manager. She is a 1978 graduate of Florida State University where she received a Bachelor of Science in Finance. She also is a 1988 graduate of the Graduate School of Banking of the South in Baton Rouge, Louisiana. Mrs. Jones is a member of Thomasville Road Baptist Church.

Robert H. Kirby, age 54, was elected to Prime Meridian’s and the Bank’s Board in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby currently serves as President and Chief Executive Officer of Cedar Creek Land and Timber Company, Inc. and T.R. Miller Woodlands, Inc., and as a member of the management executive committees of T.R. Miller Mill Company, Inc. and Neal Land Alabama, Inc., all located in Brewton, Alabama. Mr. Kirby received a bachelor’s degree from the University of the South, Sewanee, Tennessee and a Master of Business Administration from the University of Alabama, Tuscaloosa, Alabama. He serves on the Boards of a number of private companies and non-profit organizations, including Tall Timbers Research, Inc.

Frank L. Langston, age 63 is a founding member of the Boards of the Bank and Prime Meridian. He has been a principal/owner, since 2000, with the real estate services company NAI TALCOR, located in Tallahassee, Florida. From 1990 to 2000, Mr. Langston was affiliated with NAI TALCOR as an independent contractor. After attending Auburn University, Mr. Langston entered the management training program of First Florida Banks in Tampa. While assigned to the Marketing Department, Mr. Langston gained valuable first-hand real estate experience in locating bank branch locations around the state. In addition, he participated in strategic planning, new product development, and market analysis. From 1981 to 1984, Mr. Langston served as Marketing Director with the responsibility of business development for the Tallahassee office. In May 1989, he entered the commercial real estate business specializing in retail and office sales and leasing, and bank-owned real estate. Mr. Langston is a Certified Commercial Investment Member, a Florida licensed broker-salesman, and an Alabama licensed broker. He is also a member of the National Association of Realtors, the Florida Association of Realtors, and the Tallahassee Association of Realtors. He currently serves on the Board of Anna’s Foundation, Advisory Board of the Master of Real Estate Development Program at Auburn University and the Community Board of the Tallahassee Campus of the Florida State University, College of Medicine.

Michael A. Micallef, Jr., age 71, was elected to Prime Meridian’s and the Bank’s Board in March 2019. From then until his retirement on February 29, 2020, he served as the Bank’s Senior Vice President and Market President for the Polk County market. Prior to joining the Bank, Mr. Micallef served as Regional President for Sunshine Bank from 2015 to 2017. From its founding in 2006 until its sale to Sunshine Bancorp, Inc. in 2015, Mr. Micallef served as Director, Chief Executive Officer and President of Community Southern Holdings, Inc. and Community Southern Bank, in Lakeland, Florida. Mr. Micallef has over thirty years of experience as a Chief Executive Officer of financial institutions, including serving as President of Marco Community Bancorp, Inc. and Chief Executive Officer and President of Marco Community Bank in Marco Island, Florida from 2003 to 2005; and Chief Executive Officer, President, and Vice Chairman of Sterling Bank, FSB, in Lantana, Florida from 1999 to 2003. Mr. Micallef received his Bachelor of Science degree from St. Peters University, New Jersey, his Master of Business Administration from Fordham University and a graduate banking degree from Brown University.

L. Collins Proctor, Sr., age 51, is a founding member of the Boards of the Bank and the Company. He is a co-founding partner of FSM (Facility Solutions Management) which optimizes facility performance and operating costs through its Engineering, Controls, and Energy Services divisions for corporate, government, medical, and education, clients throughout the United States.  In addition to managing firm level strategies, Mr. Proctor focuses primarily within FSM’s Energy Services division overseeing strategy, financing, and quality control. Mr. Proctor is also an investor/partner of Red Brick Partners, LLC, a real estate and private equity investment entity started in 2006. Prior to 2006, Mr. Proctor owned and managed a Florida real estate acquisition and construction advisory firm, an affiliate of a national firm with which he was associated for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University and his Master of Business Administration from Emory University, between which times he served five years with NationsBank (now Bank of America) in its leveraged leasing division managing over $3.5 billion in equipment financing for large corporate clients. Mr. Proctor also serves as a commissioner on the Tallahassee-Leon County Planning Commission.

Garrison A. Rolle, M.D., age 59, is a founding member of the Boards of the Bank and Prime Meridian. He is an orthopedic surgeon who joined the Tallahassee Orthopedic Clinic in 1997. He served on AmSouth Bank’s Advisory Board of Directors in Tallahassee, Florida and was formerly a director of Regions Bank in Tallahassee, Florida. Dr. Rolle played football for the University of Florida while pursuing his Bachelor of Science degree. He received his medical degree from the University of Florida, College of Medicine.

Steven D. Smith, age 68, is a founding member of the Boards of the Bank and Prime Meridian. He is an owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle, including Tallahassee, Florida. Mr. Smith currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately thirty-eight million U.S. households. He also serves as a member of the Florida Highway Patrol Advisory Council. Mr. Smith is the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama.

Marjorie R. Turnbull, age 80, is a founding member of the Boards of the Bank and Prime Meridian. She currently is a consultant for non-profit organizations. Previously, she served as the Vice President for Institutional Advancement and the Executive Director of the Tallahassee Community College Foundation from 1995 until her retirement in 2006. From 1994 to 2000, Mrs. Turnbull represented Leon County, District 9, in the Florida House of Representatives. Prior to her service in the Florida House of Representatives, she was a member of the Leon County Commission from 1988 to 1994, Deputy Assistant Secretary for Health Planning for the State of Florida, and a member of the staff of the Florida House of Representatives. Mrs. Turnbull serves as the Past Chair of the Economic Club of Florida, and as a member of the Institutional Review Board of Tallahassee Memorial HealthCare, Tallahassee Symphony Orchestra Board and the Big Bend Hospice Foundation Board.

Richard A. Weidner, age 76, is a founding member and Chairman of the Boards of the Bank and Prime Meridian. On December 31, 2020, Mr. Weidner retired from an eighteen-year career with the accounting firm of Carr, Riggs & Ingram, LLC. He is a certified public accountant with an inactive license and former partner and Partner Oversight Director of Carr, Riggs & Ingram, LLC. In 2002 this firm acquired Williams, Cox, Weidner & Cox, P.A., Tallahassee, Florida, which Mr. Weidner helped establish in 1972. From approximately 1998 to 2001, Mr. Weidner served as an Advisory Board member for SunTrust Bank. Mr. Weidner is a past member of the Tallahassee Community College Foundation Board. He is a Past Treasurer of the Tallahassee Chamber of Commerce, Past President of the Tallahassee YMCA, and Past Treasurer of the Maclay School Board of Directors. He has also served on the Leon County Library Advisory Board and was a United Way Campaign Captain.

Audit Committee Matters

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a) (58) (A) of the Exchange Act and which operates under a formal written charter adopted by the Board of Directors.  The members of that committee are Kenneth H. Compton, William D. Crona (Chairman), Steven L. Evans, Robert H. Kirby, Steven D. Smith, and Marjorie R. Turnbull, each of whom is considered independent under NASDAQ listing standards.  The Board of Directors has determined that Mr. Crona is an audit committee financial expert, based on his experience as a Certified Public Accountant, as described above.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not subject to the beneficial ownership reporting requirements of Section 16 (a).

Code of Ethics

The Company adopted a written Code of Ethics designed to promote ethical conduct by all of the Company’s directors, officer, and employees based upon the standards set forth under Item 406 of Regulation S-K of the Exchange Act.  The Code of Ethics applies to all Company employees, including our Principal Executive Officer, Principal Financial Officer, and Controller. A copy of the Company’s Code of Ethics is incorporated by reference as exhibit to this Form 10-K, and is available on our website at www.primemeridianbank.com or free of charge from the Company by writing to our Corporate Secretary at Prime Meridian Holding Company, 1471 Timberlane Road, Tallahassee, Florida 32312 or by calling (850) 907-2300.

Nomination Procedures

In 2020, there were no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

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

At December 31, 2020, the members of the Compensation Committee were Kenneth H. Compton (Chairman); Steven L. Evans; Kathleen C. Jones; Robert H. Kirby; Frank L. Langston; Steven D. Smith and Richard A. Weidner. The opinion of the Board of Directors is that in 2020 each member of the Compensation Committee was independent under NASDAQ listing standards, except for Director Jones, who received consulting fees in 2018, 2019, and 2020 and whose spouse is employed by the agency which sells insurance to the Company and the Bank.

The cash compensation of Sammie D. Dixon, Jr., the Vice Chairman, Chief Executive Officer and President (“Vice Chair/CEO/President”) of Prime Meridian and the Bank are paid pursuant to a Master Service Agreement, currently with 30% attributable to Prime Meridian and 70% attributable to the Bank. The cash compensation of Clint F. Weber, the Chief Financial Officer and Executive Vice President (“CFO/EVP”) of Prime Meridian and the Bank is also paid pursuant to the Master Service Agreement, currently with 25% attributable to Prime Meridian and 75% attributable to the Bank.

Prime Meridian’s Compensation Committee, working in consultation with the Vice Chair/CEO/President, reviews different compensation alternatives to attract and retain qualified management, to meet short-term financial goals, and to enhance long-term shareholder value. The objective is to pay each executive officer the base salary that would be paid on the open market for a similarly qualified officer of that position.

The Compensation Committee determines the level of base salary and any incentive bonus for the Chief Executive Officer based upon competitive norms, derived from surveys published by independent banking institutes and private companies specializing in the analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries

In 2020 the Compensation Committee established a performance matrix based on a budgeted increase in net income and total asset growth. To receive any bonus under this program, the Vice Chair/CEO/President must have at least met or exceeded the performance objectives.

In connection with the Incentive Plan for Vice Chair/CEO/President Dixon, in early 2021, the Compensation Committee approved the grant of 4,081 restricted shares under the 2015 Stock Option Plan, valued at $18.04 per share, the fair market value as of the date of the grant, and a $53,594 cash bonus.

Effective January 1, 2020, the Bank’s executive management team adopted an Incentive Plan for officers and employees to be used in determining cash bonuses based upon two components: overall Bank performance and individual performance. Pursuant to the Incentive Plan, in early 2021, CRO/EVP Susan Payne Turner earned and received a cash bonus of $40,000 and Senior Lender/EVP Chris L. Jensen, Jr. earned and received a cash bonus of $44,715.

Compensation Committee Interlocks

The opinion of the Board of Directors is that in 2020, each member of the Compensation g Committee was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who was employed by the Company until December 31, 2015, who received consulting fees in 2018, 2019, and 2020, and whose spouse is employed by the agency which sells insurance to Prime Meridian and the Bank.

There are no Compensation Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for our fiscal years ended December 31, 2020, 2019, and 2018.

				Stock	Option	All Other
Name and Principal Position	Year	Salary (1)	Bonus	Awards	Awards	Compensation		Total
Sammie D. Dixon, Jr.	2020	$343,000	$53,594	$73,621	$-	$102,271	(2)	$572,486
CEO, President and Vice Chairman	2019	326,550	26,532	78,234	-	98,819	(2)	530,135
	2018	311,000	46,650	66,672	83,750	17,600	(3)	525,672

Chris L. Jensen, Jr.	2020	200,149	44,715	-	-	98,525	(2)	343,389
EVP and Bank Senior Lender	2019	190,618	18,336	-	-	95,341	(2)	304,295
	2018	181,541	31,514	-	34,338	15,126	(3)	262,519

Susan Payne Turner	2020	184,762	40,000	-	-	17,085	(2)	241,847
EVP and Chief Risk Officer	2019	175,963	22,079	-	-	16,760	(2)	214,802
	2018	167,584	30,061	-	26,800	14,527	(3)	238,972

(1) Includes salary deferred at the election of the executive under the Bank's 401 (k) retirement plan.

(2) The figures in the “all other compensation” column is the sum of matching contributions under the Bank’s 401(k) plan, the Bank’s contributions for Mr. Dixon and Mr. Jensen under Defined Contribution Agreements, the imputed monetary value of split dollar life insurance benefits, and vehicle-related expenses. For 2020 and 2019, the Bank made contributions to the Bank’s 401(k) Plan of $11,400 and $11,200, respectively, for Mr. Dixon, contributions of $9,179 and $9,205, respectively, for Mr. Jensen, and contributions of $8,634 and $8,361, respectively, for Mrs. Turner. For 2020 and 2019, the Bank made contributions to the Defined Contribution Agreements of $80,963 and $77,849, respectively, for Mr. Dixon, and contributions of $79,933 and $76,858, respectively, for Mr. Jensen. The imputed value of split dollar life insurance benefits for income tax purposes in 2020 and 2019 was $1,908 and $1,770, respectively, for Mr. Dixon, and $1,413 and $1,278 for Mr. Jensen. The imputed value of the split dollar life insurance benefit for income tax purposes in 2020 and 2019 was $451 and $399, respectively, for Mrs. Turner. Car-allowance expenses in 2020 and 2019 were $8,000, respectively, for Mr. Dixon, $8,000, respectively, for Mr. Jensen and $8,000, respectively, for Mrs. Turner.

(3) The figures in the “all other compensation” column is the sum of matching contributions under the Bank’s 401(k) plan and vehicle related expenses. For 2018, the Bank made contributions to the Bank’s 401(k) Plan of $11,000, respectively, for Mr. Dixon, contributions of $8,526, respectively, for Mr. Jensen, and contributions of $7,927, respectively, for Mrs. Turner. Car-allowance expenses in 2018 were $6,600, respectively, for Mr. Dixon, $6,600, respectively, for Mr. Jensen and $6,600, respectively, for Mrs. Turner.

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

Defined Contribution Agreements

On November 19, 2018, the Company and the Bank entered into Defined Contribution Agreements with Vice Chair/CEO/President Dixon and Executive Vice President and Senior Lender/EVP Jensen.

Under Mr. Dixon’s agreement the Bank will, at the discretion of the Board of Directors of the Company, credit annually to a defined contribution plan an amount then determined to be sufficient to result in an account balance at the date Mr. Dixon would attain age 65 which would be sufficient to pay to Mr. Dixon at least $150,000 of annual retirement benefits for fifteen (15) years after his qualifying retirement. Payments under the plan shall commence upon the later of (i) Mr. Dixon attaining age 65 and (ii) the date that Mr. Dixon is no longer providing services to the Bank as an employee. All of Mr. Dixon’s rights under the plan shall be subject to all other terms and conditions of that plan. If prior to Mr. Dixon reaching the age of 65: (i) the Company discharges Mr. Dixon for reasons other than cause; (ii) Mr. Dixon becomes permanently disabled; (iii) Mr. Dixon dies; or (iv) on or within 12 months following a Change in Control (as defined in the agreement) Mr. Dixon resigns, the Company shall pay to Mr. Dixon the balance of the plan. Mr. Dixon will forfeit his interest in the plan if he is terminated for cause or if grounds exist for his termination for cause.

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

Split Dollar Life Insurance Agreements

If Vice Chair/CEO/President Sammie D. Dixon, Jr., Senior Lender/EVP Chris L. Jensen, Jr. and CRO/EVP Susan Payne Turner die in active service to the Bank, their respective beneficiaries will receive a split dollar life insurance death benefit in a fixed amount. As informal financing for the Defined Contribution Agreement payment obligation arising out of an executive’s death before retirement, the Bank purchased life insurance policies on certain officers’ lives, including Mr. Dixon, Mr. Jensen and Mrs. Turner. The life insurance policies are owned by the Bank, but the Bank entered into split dollar life insurance agreements allowing the executives to designate the executive’s beneficiary of a portion of the policy death benefits. The Bank will receive the remainder of the death benefits. Although the Bank expects the split dollar life insurance policy benefits to finance the expense for the payment obligations under the Defined Contribution Agreements of Mr. Dixon and Mr. Jensen, the executives’ contractual entitlements under the Defined Contribution Agreements are not funded and remain contractual liabilities of the Bank.

Pursuant to the split dollar life insurance agreements, in the event of an executive’s death during the term of the executive’s agreement, the executive’s designated beneficiaries will be entitled to receive life insurance death benefit proceeds in an amount equal to $1.734 million for Mr. Dixon, $421,767 for Mr. Jensen, and $352,000 for Mrs. Turner. The foregoing right to receive death benefits under the split dollar life insurance agreements will be extinguished in the event that one of the following events occurs prior to the executive’s death: the total cessation of the business of the Bank; the bankruptcy, receivership or dissolution of the Bank; the termination of the executive’s employment; the Bank or the executive gives written notice to the other party that the split dollar life insurance agreement is terminated; or the life insurance policy underlying the split dollar life insurance agreement is surrendered by the Bank, lapses, or otherwise is  terminated by the Bank. If any of the foregoing events occurs, the executive’s beneficiaries will not be entitled to any benefits under the split dollar life insurance agreement.

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

During the first quarter of 2020, the Company issued 3,835 shares of restricted stock to its CEO. These shares vest over three years beginning on January 16, 2021.

The 2015 Plan is administered by the Company’s Compensation Committee, which has the authority to: (i) interpret the Plan, to establish rules as deemed necessary for the implementation or maintenance of the Plan; (ii)determine grants for eligible participants under the Plan; (iii) make all other decisions or determinations required or considered appropriate for the operation of the Plan and the distribution of benefits under the Plan; and (iv) to retain professional assistance in the evaluation of director and senior executive officer compensation. Our Board of Directors has reserved to itself the right to amend or terminate the Plan. However, no amendment may be implemented without approval of the shareholders to the extent such approval is required under applicable law. Furthermore, in no case can options be re-priced either by cancellation and re-grant or by lowering the exercise price of a previously granted award.

The Company has limited the aggregate number of shares of common stock to be awarded under the 2015 Plan to 500,000 shares, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. However, the maximum number of shares available under the 2015 Plan is subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges, or other changes in capitalization affecting the common stock. As of December 31, 2020, there were 272,057 outstanding stock options under the 2015 Plan.

The following table provides information regarding stock options and unvested restricted stock held by each of our named executive officers as of December 31, 2020. The stock options shown in the table were granted under the 2015 Plan and have a per share exercise price equal to or greater than the fair market value of our common stock on the grant date.

		Option Awards					Stock Awards
		# of Securities	# of Securities			# of
		Underlying	Underlying			Shares of	Market Value of
		Unexercised	Unexercised	Option	Option	Stock that	Shares of Stock
Name and	Date of	Option (#)	Option (#)	Exercise	Expiration	have not	that have not
Principal Position	Grant	Exercisable	Unexercisable	Price	Date	Vested	Vested
Sammie D. Dixon, Jr.	1/16/2020	-	-	-	-	3,835	$ 69,030
CEO, President and Vice Chairman	2/21/2019	-	-	-	-	2,400	43,200
	4/1/2018	10,000	15,000	$ 20.09	4/1/2028	-	-
	2/28/2018	15,667	-	17.21	2/28/2023	-	-
	2/1/2017	11,540	-	17.03	2/1/2022	-	-

Chris L. Jensen	4/1/2018	4,100	6,150	20.09	4/1/2028	-	-
EVP and Bank Senior Lender

Susan Payne Turner	4/1/2018	3,200	4,800	20.09	4/1/2028	-	-
EVP and CRO

Director Compensation

In 2020, the Bank paid its directors $825 per Board meeting attended, $165 per Board committee meeting attended, and $247.50 to chair a Board committee meeting, all of which could be paid in cash or shares of the Company’s common stock, as described below. In addition, the Chairman of the Board was paid a $6,000 annual retainer in 2020. Additionally, Mrs. Jones was paid a $75,000 consultant fee and Mr. Guemple was paid a $37,500 consultant fee in 2020 for their roles as Senior Advisors. Until February 29, 2020, Mr. Micallef served as Market President for the Bank and was paid $21,917 in salary during 2020. Excluding compensation to Mr. Dixon and Mr. Jensen, the Bank paid a total of $318,693 in the aggregate of fees paid in cash and shares of stock to its directors in 2020.

In 2012, The Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash for Board or committee fees. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Compensation Committee and approved by the Board. The stock to be awarded pursuant to the Directors’ Plan will be valued at the closing price of a share of common stock as traded on any national market or exchange, or a price set by the Compensation Committee and approved by the Board, acting in good faith, but in no case less than fair market value. In 2020, the Board used the greater of quarter-end book value or quarter-end volume weighted-average market price to determine what the fair market value of the Company’s common stock was for purposes of the Directors’ Plan. The maximum number of remaining shares to be issued pursuant to the Directors’ Plan is limited to 46,708 shares, which is approximately 1.62% of the total shares outstanding as of the Record Date. In 2020, our directors received 4,932 shares of common stock, in lieu of cash, under the Directors’ Plan.

The following table sets forth the cash compensation or stock compensation paid, earned, or awarded during 2020 to each of our directors other than executive officers Mr. Dixon and Mr. Jensen whose compensation is described in the “Summary Compensation Table” on page 80.

	Total Fees Awarded in Stock		Total Fees Earned
Director	Cash Value	# of Shares	and Paid in Cash		Total Value of Compensation
Kenneth H. Compton	$12,251	646	$-		$12,251
William D. Crona	-	-	15,510		15,510
Steven L. Evans	17,787	931	-		17,787
R. Randy Guemple (1)	-	-	53,340		53,340
Kathleen C. Jones(2)	-	-	86,385		86,385
Robert H. Kirby	12,524	661	-		12,524
Frank L. Langston	-	-	14,685		14,685
Michael A. Micallef, Jr.	9,620	518	21,917	(3)	31,537
L. Collins Proctor, Sr.	-	-	15,758		15,758
Garrison A. Rolle, M.D.	11,435	602	-		11,435
Steven D. Smith	17,787	943	-		17,787
Marjorie R. Turnbull	-	-	11,715		11,715
Richard A. Weidner	11,979	631	6,000		17,979
Total	$93,383	4,932	$225,310		$318,693

(1)  For providing consulting services to the Bank, R. Randy Guemple was paid a $37,500 consulting fee in addition to fees for service on the Boards of Directors and their committees.

(2)  For providing consulting services to the Bank, Kathleen C. Jones was paid a $75,000 consulting fee in addition to fees for service on the Boards of Directors and their committees.

(3)   For Market President salary

Director Indemnification

On August 20, 2020, the Company entered into indemnification agreements with members of the Company’s Board of Directors. The indemnification agreements allow directors to select the most favorable indemnification rights provided under (1) the Company’s Articles of Incorporation or Bylaws in effect on the date of the indemnification agreement or on the date expenses are incurred, (2) state law in effect on the date of the indemnification agreement or on the date expenses are incurred, (3) any liability insurance policy in effect when a claim is made against the director or on the date expenses are incurred, and (4) any other indemnification arrangement otherwise available. The agreements cover all fees, expenses, judgments, fines, penalties, and settlement amounts paid in any matter relating to the director’s role as a director, officer, employee, or agent of the Company, or when serving as the Company’s representative with respect to another entity. Each indemnification agreement provides for the prompt advancement of all expenses incurred in connection with any proceeding subject to the director’s obligation to repay those advances if it is determined later that the director is not entitled to indemnification.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of March 5, 2021, the Company is aware of one shareholder who owns 5% of more of the outstanding shares of Company common stock: Spence Limited, LP, which owns 176,659 shares, or 5.7%, of the outstanding shares. Spence Limited, LP's address is P.O. Box 505, Blakely, Georgia, 39825.

We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of common stock that the directors and executive officers of the Company beneficially owned as of March 5, 2021.

	Number of	Right to	Beneficial
Name	Shares(1)	Acquire(2)	Ownership(3)
Kenneth H. Compton	7,212	2,000	0.29%
William D. Crona	50,719	6,000	1.81
Sammie D. Dixon, Jr.(4)	117,474	42,207	5.04
Steve L. Evans	31,509	6,000	1.20
R. Randy Guemple	34,030	6,000	1.28
Chris L. Jensen, Sr.	53,583	6,150	1.91
Kathleen C. Jones	18,450	6,000	0.78
Robert H. Kirby(5)	78,943	6,000	2.71
Frank L. Langston	33,106	6,000	1.25
Michael A. Micallef, Jr.	5,696	2,000	0.25
L. Collins Proctor, Sr.(6)(7)	21,800	7,800	0.94
Garrison A. Rolle, M.D.	33,704	6,000	1.27
Steven D. Smith(8)	68,434	6,000	2.38
Marjorie R. Turnbull(9)	23,700	6,000	0.95
Susan P. Turner(10)	8,230	4,800	0.42
Monte L. Ward	4,530	4,800	0.30
Clint F. Weber	6,372	4,800	0.36
Richard A. Weidner	103,440	6,000	3.50
	700,932	134,557	25.63%

  (1) Includes shares for which the named person:

●	has sole voting and investment power;
●	has shared voting and investment power with a spouse, or
●	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

  (2) Shares covered by stock options that are vested or exercisable within sixty (60) days of the Record Date.

  (3) Based on 3,124,674 shares outstanding and only the listed individual exercising his or her stock options.

  (4) Includes 7,838 shares of restricted stock

  (5) Includes 2,500 shares owned by Mr. Kirby’s spouse, and as custodian of UGTMA/FL account.

  (6) Includes 9,200 shares beneficially owned by Mr. Proctor’s spouse in her 401(k) and IRA, and as custodian of UGTMA/FL account.

  (7) Includes options to acquire 1,800 shares of Company stock owned by Mr. Proctor's spouse.

  (8) Includes 24,000 shares owned by Mr. Smith’s spouse.

  (9) Mrs. Turnbull will retire and be appointed Director Emeritus following the Company’s Annual Meeting of Shareholders.

  (10) Includes 350 shares beneficially owned by Mrs. Turner as custodian of UGTMA/FL account.

Equity Compensation Plan Information

The following table sets forth information relating to PMHG’s equity compensation plans as of December 31, 2020.

	Number of Securities to		Number of Securities
	be issued upon exercise	Weighted-Average	Remaining Available for
	of outstanding Options,	Exercise Price of Options,	Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders
2012 Directors' Compensation Plan(1)	-	N/A	46,708
2015 Stock Option Plan	272,057	$19.80	188,429
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	272,057	-	235,137

(1)

In 2020, pursuant to the Directors’ Plan, the Company issued 4,932 shares of its common stock to members of the Board of Directors. The shares issued pursuant to the Directors’ Plan were previously authorized but unissued shares of the common stock of the Company and the per share price at which they were awarded was based upon the greater of the book value or the weighted average market price as of the quarter-end preceding the date of grant and was not based upon a previously set exercise price.

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

At December 31, 2020 and 2019, loans to directors, executive officers, and their immediate family members and affiliates represented $6.6 million and $7.7 million, respectively, or approximately 1.4% and 2.3%, respectively, of the Bank’s total loan portfolio (excluding loans held for sale). All of these loans are current and performing according to their terms.

During 2020, the Company purchased various insurance policies through Earl Bacon Agency, Inc. that employs the spouse of director Kathleen C. Jones. The premiums paid totaled $1.05 million in 2020 and $739,000 in 2019 and included health insurance premiums for employees. Mr. Jones’ interest in such premiums was $5,845.

Director Independence

The opinion of the Board of Directors is that in 2020, each nonemployee member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for: (i) Director Guemple, who received consulting fees in 2020 and 2019 and was employed by the Company in 2019 and 2018; Director Micallef, who was employed by the Bank until February 29, 2020; and (iii) Director Jones, who received consulting fees in 2018, 2019, and 2020, and whose spouse is employed by the agency which sells insurance to the Company and the Bank. Pursuant to the same rules, the directors who served as employees during 2020, Mr. Dixon and Mr. Jensen were not “independent directors” during the time of their respective employment.

Item 14.          Principal Accounting Fees and Services

During 2020 and 2019, the Company expensed the following fees for professional services to Hacker, Johnson & Smith, PA:

	2020	2019
Audit fees(1)	$48,000	$44,000
Tax fees(2)	9,000	8,500
All other fees(3)	34,000	34,000
	$91,000	$86,500

1 Expenses exclusively for professional services rendered for the audit of the Company's annual consolidated financial statements, including out-of-pocket expenses.

2 Expenses exclusively for professional services rendered for preparation of state and federal tax returns and assistance with tax questions and research.

3 Expenses exclusively for professional services rendered in relation to the Company's filing of its Form 10-Qs and Form 10-K.

The above fees were approved in accordance with the Audit Committee's policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2020 or 2019 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2020 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

AUDIT COMMITTEE
William D. Crona, Chair	Robert H. Kirby	Steven D. Smith
Kenneth H. Compton	Steve L. Evans	Marjorie R. Turnbull

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets — December 31, 2020 and 2019

Consolidated Statements of Earnings — For the Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity — For the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2016	Exhibit 3.3 to Form 10-Q filed on August 11, 2017

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

3.5	Third Amendment to Bylaws dated February 18, 2021	Exhibit 3.5 to Form 8-K filed on February 18, 2021

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020

10.2	Promissory Note to Thomasville National bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Timberlane office	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19,2018	Exhibit 10.1 to Form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2016

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2017

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon Jr., dated as of November 19, 2018	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank and Chris L. Jensen, Jr., Dated as of November 19, 2018	Exhibit 10.3 to Form 8-K filed on November 20, 2018

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr. dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Office	Exhibit 10.14 to Form 10-Q filed on May 9, 2019

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the consolidated financial statements, and notes thereto, or elsewhere within.

Item 16.          Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

Date: March 22, 2021	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President, and Principal Executive Officer

Date: March 22, 2021	By:	/s/ Clint F. Weber
Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Kenneth H. Compton		March 22, 2021
Kenneth H. Compton	Director

/s/ William D. Crona
William D. Crona	Director	March 22, 2021

/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.	Vice Chairman, CEO, President & Principal Executive Officer	March 22, 2021

/s/ Steve L. Evans
Steven L. Evans	Director	March 22, 2021

/s/ R. Randy Guemple
R. Randy Guemple	Director	March 22, 2021

/s/ Chris L. Jensen, Jr.
Chris L. Jensen, Jr.	Director	March 22, 2021

/s/ Kathleen C. Jones
Kathleen C. Jones	Director	March 22, 2021

/s/ Robert H. Kirby
Robert H. Kirby	Director	March 22, 2021

/s/ Frank L. Langston
Frank L. Langston	Director	March 22, 2021

/s/ Michael A. Micallef, Jr
Michael A. Micallef, Jr.	Director	March 22, 2021

/s/ L. Collins Proctor
L. Collins Proctor	Director	March 22, 2021

/s/ Garrison A. Rolle
Garrison A. Rolle, M.D.	Director	March 22, 2021

/s/ Steven D. Smith
Steven D. Smith	Director	March 22, 2021

/s/ Marjorie R. Turnbull
Marjorie R. Turnbull	Director	March 22, 2021

/s/ Richard A. Weidner
Richard A. Weidner	Chairman	March 22, 2021