Form 10-Q
period 2021-03-31
Prime Meridian Holding Co
filed 2021-05-11
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2021: 3,126,474

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$12,430	$5,008
Federal funds sold	70,257	22,561
Interest-bearing deposits	59,100	41,416
Total cash and cash equivalents	141,787	68,985
Debt securities available for sale	58,915	61,879
Loans held for sale	12,532	13,593
Loans, net of allowance for loan losses of $6,097 and $6,092	480,772	476,661
Federal Home Loan Bank stock	366	493
Premises and equipment, net	8,200	8,248
Right of use lease asset	3,415	3,466
Accrued interest receivable	1,797	1,960
Bank-owned life insurance	10,748	10,685
Other assets	2,371	1,324
Total assets	$720,903	$647,294

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$193,061	$162,013
Savings, NOW and money-market deposits	406,413	362,147
Time deposits	51,955	56,432
Total deposits	651,429	580,592
Other borrowings	750	-
Official checks	1,257	1,109
Operating lease liability	3,535	3,580
Other liabilities	2,803	1,758
Total liabilities	659,774	587,039
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,124,794 and 3,119,471 issued and outstanding	31	31
Additional paid-in capital	38,649	38,568
Retained earnings	22,051	20,255
Accumulated other comprehensive income	398	1,401
Total stockholders' equity	61,129	60,255
Total liabilities and stockholders' equity	$720,903	$647,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2021	2020
Interest income:
Loans	$5,805	$4,429
Securities	249	384
Other	49	232
Total interest income	6,103	5,045
Interest expense:
Deposits	537	899
Other borrowings	-	3
Total interest expense	537	902
Net interest income	5,566	4,143
Provision for loan losses	-	636
Net interest income after provision for loan losses	5,566	3,507
Noninterest income:
Service charges and fees on deposit accounts	53	64
Debit card/ATM revenue, net	109	81
Mortgage banking revenue	301	148
Income from bank-owned life insurance	63	40
Gain on sale of debt securities available for sale	108	-
Other income	38	34
Total noninterest income	672	367
Noninterest expense:
Salaries and employee benefits	1,852	1,618
Occupancy and equipment	386	338
Professional fees	130	91
Marketing	140	201
FDIC assessment	70	52
Software maintenance, amortization and other	250	193
Other	469	445
Total noninterest expense	3,297	2,938
Earnings before income taxes	2,941	936
Income taxes	707	220
Net earnings	$2,234	$716

Earnings per common share:
Basic	$0.72	$0.22
Diluted	0.71	0.22
Cash dividends per common share	0.14	0.12

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net earnings	$2,234	$716
Other comprehensive income:
Change in unrealized gain on debt securities available for sale:
Unrealized (loss) gain arising during the period	(1,236)	818
Reclassification adjustment for realized gain	(108)	-
Net change in unrealized (loss) gain	(1,344)	818
Deferred income tax benefit (expense) on above change	341	(207)
Total other comprehensive (loss) income	(1,003)	611
Comprehensive income	$1,231	$1,327

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three Months ended March 31, 2021 and 2020

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
(dollars in thousands)
Balance at December 31, 2019	3,191,288	$32	$39,456	$16,180	$200	$55,868
Net earnings for the three months ended March 31, 2020 (unaudited)	-	-	-	716	-	716
Dividends paid (unaudited)	-	-	-	(383)	-	(383)
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	611	611
Stock options exercised (unaudited)	2,000	-	25	-	-	25
Common stock retirement (unaudited)	(82,784)	(1)	(1,216)	-	-	(1,217)
Common stock issued as compensation to directors (unaudited)	995	-	20	-	-	20
Issuance of restricted stock (unaudited)	3,835	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	51	-	-	51
Balance at March 31, 2020 (unaudited)	3,115,334	$31	$38,336	$16,513	$811	$55,691

Balance at December 31, 2020	3,119,471	$31	$38,568	$20,255	$1,401	$60,255
Net earnings for the three months ended March 31, 2021 (unaudited)	-	-	-	2,234	-	2,234
Dividends paid (unaudited)	-	-	-	(438)	-	(438)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(1,003)	(1,003)
Stock options exercised (unaudited)	120	-	2	-	-	2
Common stock issued as compensation to directors (unaudited)	1,122	-	22	-	-	22
Issuance of restricted stock (unaudited)	4,081	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	57	-	-	57
Balance at March 31, 2021 (unaudited)	3,124,794	$31	$38,649	$22,051	$398	$61,129

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net earnings	$2,234	$716
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	170	142
Provision for loan losses	-	636
Net (accretion) amortization of deferred loan (fees) and costs	(776)	137
Gain on sale of debt securities available for sale	(108)	-
Net amortization of premiums and discounts on debt securities available for sale	93	79
Gain on sale of loans held for sale	(301)	(148)
Proceeds from the sale of loans held for sale	54,593	24,238
Loans originated as held for sale	(53,231)	(26,843)
Stock issued as compensation	22	20
Stock-based compensation expense	57	51
Income from bank-owned life insurance	(63)	(40)
Net decrease (increase) in accrued interest receivable	163	(136)
Net change in operating leases	6	6
Net (increase) decrease in other assets	(706)	31
Net increase in other liabilities and official checks	1,193	712
Net cash provided by (used in) operating activities	3,346	(399)
Cash flows from investing activities:
Loan originations, net of principal repayments	(3,335)	(25,733)
Purchase of debt securities available for sale	(12,335)	(12,191)
Principal repayments of debt securities available for sale	5,075	3,276
Proceeds from sale of debt securities available for sale	5,874	-
Maturities and calls of debt securities available for sale	3,021	11
Repurchase (purchase) of Federal Home Loan Bank stock	127	(89)
Purchase of premises and equipment	(122)	(470)
Net cash used in investing activities	(1,695)	(35,196)
Cash flows from financing activities:
Net increase in deposits	70,837	36,019
Change in other borrowings	750	(1,254)
Proceeds from stock options exercised	2	25
Common stock retirement	-	(1,217)
Common stock dividends paid	(438)	(383)
Net cash provided by financing activities	71,151	33,190
Net increase (decrease) in cash and cash equivalents	72,802	(2,405)
Cash and cash equivalents at beginning of period	68,985	75,082
Cash and cash equivalents at end of period	$141,787	$72,677
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$548	$895
Income taxes	$-	$-
Noncash transactions:
Accumulated other comprehensive income, net change in unrealized (loss) gain on debt securities available for sale, net of taxes	$(1,003)	$611
Loans transferred to other real estate owned	$-	$234

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on March 22, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive (loss) income is the net change in the unrealized (loss) gain on debt securities available for sale.

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

Derivatives. The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates.  Under these agreements, the Company enters into a variable rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s variable rate loan into a fixed rate.  The Company then enters into a matching swap agreement with a third-party dealer in order to offset its exposure on the client swap.  The Company does not use derivatives for trading purposes. The derivative transactions are considered instruments with no hedging designation, otherwise known as stand-alone derivatives.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale

Debt securities are classified according to management's intent. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At March 31, 2021
U.S. Government agency securities	$87	$1	$-	$88
Municipal securities	16,560	227	(305)	16,482
Mortgage-backed securities	36,689	774	(211)	37,252
Asset-backed securities	5,045	53	(5)	5,093
Total	$58,381	$1,055	$(521)	$58,915

At December 31, 2020
U.S. Government agency securities	$170	$2	$-	$172
Municipal securities	15,500	626	-	16,126
Mortgage-backed securities	39,151	1,300	(13)	40,438
Asset-backed securities	5,180	9	(46)	5,143
Total	$60,001	$1,937	$(59)	$61,879

The following table summarizes the sale of debt securities available for sale.

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Proceeds from sale of debt securities	$5,874	$-
Gross gains	108	-
Gross losses	-	-
Net gain on sale of debt securities	$108	$-

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At March 31, 2021
Municipal securities	$(305)	$6,289	$-	$-
Mortgage-backed securities	(211)	7,140	-	-
Asset-backed securities	-	-	(5)	1,593
Total	$(516)	$13,429	$(5)	$1,593

At December 31, 2020
Mortgage-backed securities	$(5)	$992	$(8)	$767
Asset-backed securities	-	-	(46)	3,494
Total	$(5)	$992	$(54)	$4,261

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale, Continued

The unrealized losses at March 31, 2021 and December 31, 2020 on nine and seven securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At March 31, 2021
U.S. Government agency securities	$88	$-	$88	$-
Municipal securities	16,482	-	16,482	-
Mortgage-backed securities	37,252	-	37,252	-
Asset-backed securities	5,093	-	5,093	-
Total	$58,915	$-	$58,915	$-

At December 31, 2020
U.S. Government agency securities	$172	$-	$172	$-
Municipal securities	16,126	-	16,126	-
Mortgage-backed securities	40,438	-	40,438	-
Asset-backed securities	5,143	-	5,143	-
Total	$61,879	$-	$61,879	$-

The scheduled maturities of debt securities are as follows:

	At March 31, 2021
	Amortized	Fair
	Cost	Value
(in thousands)
Due in one to five years	$413	$436
Due in five to ten years	9,178	8,969
Due after ten years	12,101	12,258
Mortgage-backed securities	36,689	37,252
Total	$58,381	$58,915

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At March 31, 2021	At December 31, 2020
Real estate mortgage loans:
Commercial	$133,240	$133,473
Residential and home equity	160,622	158,120
Construction	45,175	44,466
Total real estate mortgage loans	339,037	336,059

Commercial loans	143,748	141,542
Consumer and other loans	6,010	6,312
Total loans	488,795	483,913

Add (deduct):
Net deferred loan fees	(1,926)	(1,160)
Allowance for loan losses	(6,097)	(6,092)
Loans, net	$480,772	$476,661

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserves	Total
Three Month Period Ended March 31, 2021
Beginning balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092
(Credit) provision for loan losses	(2)	30	11	(170)	-	131	-
Net (charge-offs) recoveries	-	-	-	8	(3)	-	5
Ending balance	$1,498	$1,857	$550	$1,430	$72	$690	$6,097
Three Month Period Ended March 31, 2020
Beginning balance	$1,046	$1,573	$415	$1,284	$96	$-	$4,414
Provision (credit) for loan losses	136	54	57	346	43	-	636
Net (charge-offs) recoveries	-	(15)	-	(315)	(13)	-	(343)
Ending balance	$1,182	$1,612	$472	$1,315	$126	$-	$4,707

At March 31, 2021
Individually evaluated for impairment:
Recorded investment	$-	$471	$-	$326	$-	$-	$797
Balance in allowance for loan losses	$-	$49	$-	$180	$-	$-	$229
Collectively evaluated for impairment:
Recorded investment	$133,240	$160,151	$45,175	$143,422	$6,010	$-	$487,998
Balance in allowance for loan losses	$1,498	$1,808	$550	$1,250	$72	$690	$5,868

At December 31, 2020
Individually evaluated for impairment:
Recorded investment	$-	$666	$-	$585	$-	$-	$1,251
Balance in allowance for loan losses	$-	$-	$-	$179	$-	$-	$179
Collectively evaluated for impairment:
Recorded investment	$133,473	$157,454	$44,466	$140,957	$6,312	$-	$482,662
Balance in allowance for loan losses	$1,500	$1,827	$539	$1,413	$75	$559	$5,913

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At March 31, 2021
Grade:
Pass	$129,813	$158,222	$44,372	$143,122	$5,972	$481,501
Special mention	3,427	1,929	803	138	38	6,335
Substandard	-	471	-	488	-	959
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$133,240	$160,622	$45,175	$143,748	$6,010	$488,795

At December 31, 2020
Grade:
Pass	$130,846	$156,985	$43,622	$140,370	$6,278	$478,101
Special mention	2,627	469	844	405	34	4,379
Substandard	-	666	-	767	-	1,433
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$133,473	$158,120	$44,466	$141,542	$6,312	$483,913

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2021
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$133,240	$-	$133,240
Residential and home equity	1,178	-	-	1,178	158,973	471	160,622
Construction	106	-	-	106	45,069	-	45,175
Commercial loans	506	-	-	506	142,916	326	143,748
Consumer and other loans	5	-	-	5	6,005	-	6,010
Total	$1,795	$-	$-	$1,795	$486,203	$797	$488,795

At December 31, 2020
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$133,473	$-	$133,473
Residential and home equity	536	-	-	536	156,918	666	158,120
Construction	195	-	-	195	44,271	-	44,466
Commercial loans	-	-	-	-	140,957	585	141,542
Consumer and other loans	-	-	-	-	6,312	-	6,312
Total	$731	$-	$-	$731	$481,931	$1,251	$483,913

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At March 31, 2021
Real estate mortgage loans-
Residential and home equity	$422	$422	$49	$49	$49	$471	$471	$49
Commercial loans	-	-	326	326	180	326	326	180
Total	$422	$422	$375	$375	$229	$797	$797	$229

At December 31, 2020
Real estate mortgage loans-
Residential and home equity	$666	$666	$-	$-	$-	$666	$666	$-
Commercial loans	-	-	585	585	179	585	585	179
Total	$666	$666	$585	$585	$179	$1,251	$1,251	$179

There were no collateral dependent loans measured at fair value on a nonrecurring basis at March 31, 2021 or December 31, 2020.

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended March 31,
	2021			2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$-	$-	$-	$573	$7	$7
Residential and home equity	556	-	-	882	-	-
Commercial loans	510	-	-	1,554	4	4
Consumer	-	-	-	1	-	-
Total	$1,066	$-	$-	$3,010	$11	$11

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs. The Company entered into no new TDRs during the three months ended March 31, 2021 and 2020.  At March 31, 2021, the Company had $66,000 in loans identified as TDRs.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2021, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  March 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2021, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2021
Tier 1 Leverage Capital	$61,289	9.07%	$27,017	4.00%	$33,771	5.00%
Common Equity Tier 1 Risk-based Capital	61,289	13.72	20,096	4.50	29,028	6.50
Tier 1 Risk-based Capital	61,289	13.72	26,795	6.00	35,727	8.00
Total Risk-based Capital	66,878	14.98	35,727	8.00	44,659	10.00

As of December 31, 2020
Tier 1 Leverage Capital	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Risk-based Capital	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Risk-based Capital	57,800	13.29	26,100	6.00	34,799	8.00
Total Risk-based Capital	63,245	14.54	34,799	8.00	43,499	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2021 and 2020, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2021			2020
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending March 31:
Basic EPS:
Net earnings	$2,234	3,123,565	$0.72	$716	3,183,857	$0.22
Effect of dilutive securities-incremental shares from assumed conversion of options		1,684			1,701
Diluted EPS:
Net earnings	$2,234	3,125,249	$0.71	$716	3,185,558	$0.22

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans

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

As of March 31, 2021,185,446 shares are available to be issued as restricted stock or underlying options. A summary of the stock option activity for the three months ended March 31, 2021 and 2020 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2019	272,267	$19.80
Options granted	15,000	$20.05
Outstanding on March 31, 2020	287,267	$19.82
Options forfeited	(15,210)	20.05
Outstanding at December 31, 2020	272,057	$19.80
Options exercised	(120)	$20.09
Options forfeited	(180)	$20.09
Outstanding at March 31, 2021	271,757	$19.80	6.54	$40,000
Exercisable at March 31, 2021	120,627	$19.43	5.79	$40,000

The fair value of shares vested and recognized as compensation expense was $57,000 and $51,000 for the three months ended March 31, 2021 and 2020, respectively. These amounts include expense of $16,000 and $10,000 recognized on restricted common stock shares issued during the three months ended March 31, 2021 and 2020. The deferred tax benefit related to stock options was $5,000 for both the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $333,000 in unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 2.1 years.

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

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended March 31, 2021 and 2020, our directors received 1,122 and 995 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $22,000 and $20,000, respectively.  At March 31, 2021, 45,586 shares remained available for grant.

Restricted Stock

During the three months ended March 31, 2021 and 2020, the Company issued 4,081 and 3,835 restricted common stock shares, respectively, to its CEO as part of his bonus incentive earned for the Company’s performance in 2020 and 2019, respectively. The restricted stock awards are on a three-year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value

Non-vested restricted stock outstanding at December 31, 2019	3,600	$18.52	$67,000
Non-vested restricted stock granted in 2020	3,835	20.40	$78,000
Restricted stock shares vested in 2020	(1,200)	(18.52)	(22,000)
Non-vested restricted stock outstanding at December 31, 2020	6,235	$19.64	$123,000
Non-vested restricted stock granted in 2021	4,081	$18.04	74,000
Restricted stock shares vested in 2021	(2,478)	19.49	(48,000)
Non-vested restricted stock outstanding at March 31, 2021	7,838	$18.88	$149,000

During the three months ended March 31, 2021 and 2020, the Company recognized $16,000 and $10,000, respectively, as expense.  At March 31, 2021, the Company had $138,000 in unrecognized expense to be recognized over a weighted-average period of 2.2 years.

(7)	Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $58.4 million at March 31, 2021. At March 31, 2021 and December 31, 2020, the Company had no outstanding loans under this line.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25% and will adjust daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. From time to time, the Bank sells loan participations to TNB on market terms.  At March 31, 2021, the Company had a $750,000 outstanding balance on this line of credit.

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

	March 31, 2021	December 31, 2020
dollars in thousands
Notional amount - interest rate swaps:
Stand-alone derivatives	$21,034	$21,100

Weighted-average pay rate - interest rate swaps	3.68%	3.68%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	14.3	14.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$1,004	163
Stand-alone derivatives - interest rate swaps (other liabilities)	$(1,004)	(163)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At March 31, 2021		At December 31, 2020
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$141,787	$141,787	$68,985	$68,985
Debt securities available for sale	2	58,915	58,915	61,879	61,879
Loans held for sale	3	12,532	12,742	13,593	13,814
Loans, net	3	480,772	491,498	476,661	487,652
Federal Home Loan Bank stock	3	366	366	493	493
Accrued interest receivable	3	1,797	1,797	1,960	1,960
Derivative contract assets	3	1,004	1,004	163	163

Financial liabilities:
Deposits	3	651,429	651,745	580,592	581,073
Other borrowings	3	750	750	-	-
Derivative contract liabilities	3	1,004	1,004	163	163

Off-Balance Sheet Items	3	-	-	-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $654,000 at March 31, 2021.

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

At March 31, 2021
(in thousands)
Commitments to extend credit	$8,242
Construction loans in process	$23,016
Unused lines of credit	$71,181
Standby financial letters of credit	$2,481
Standby performance letters of credit	$263
Guaranteed accounts	$1,372

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Contingency

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets and significantly increased unemployment levels.  The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, the duration of the pandemic, the effectiveness and adoption of available vaccines, and the actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.  At this time, we continue to monitor and adhere to national guidelines and local safety ordinances to ensure the safety of our clients and employees.

Management expects that credit quality deterioration directly related to the pandemic could materialize in the future. Since March of 2020, the Company has reported a peak of 70 requests for payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of the requests have been for loans secured with real estate.  That number has declined to eight active loan modification requests totaling $11.2 million as of March 31, 2021. The table below gives more detail on loan modification activity at March 31, 2021.

Active Loan Deferral Requests

March 31, 2021

Dollars in thousands

Collateral or Loan Type	Number of Loans Modified	Dollar Amount Loans Modified	Average Balance Loans Modified	Interest Only Cumulative 3-Months	Interest Only Cumulative 6-12 Months	Payment Deferral Cumulative 12 Months	Weighted Average LTV Loans Modified	Percent of Total Loan Collateral or Type
1-4 family owner occupied	1	$42	$42	$42	$-	$-	33.0%	0.4%
1-4 family non-owner occupied	2	1,048	524	1,048	-	-	73.5	9.4
CRE owner occupied	4	3,073	768	-	3,073	-	62.4	27.6
CRE non-owner occupied	1	6,987	6,987	-	6,987	-	62.4	62.6
Total	8	$11,150	$1,394	$1,090	$10,060	$-	-	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2020. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Average equity as a percentage of average assets	9.00%	9.64%	11.02%
Equity to total assets at end of period	8.48	9.31	10.39
Return on average assets(1)	1.32	0.75	0.56
Return on average equity(1)	14.72	7.77	5.09
Noninterest expense to average assets(1)	1.95	2.01	2.30
Nonperforming loans to total loans at end of period	0.16	0.26	0.61
Nonperforming assets to total assets	0.11	0.19	0.57

(1) Annualized for the three months ended March 31, 2021 and 2020

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of March 31, 2021, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19 RESPONSE

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets and significantly increased unemployment levels.  The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, the duration of the pandemic, the effectiveness and adoption of available vaccines, and the actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.  At this time, we continue to monitor and adhere to national guidelines and local safety ordinances to ensure the safety of our clients and employees.

Management expects that credit quality deterioration directly related to the pandemic could materialize in the future. Since March of 2020,  the Company has reported a peak of 70 requests for payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of the requests have been for loans secured with real estate.  That number has declined to eight current loan modification requests totaling $11.2 million as of March 31, 2021. The table below gives more detail on loan modification activity at March 31, 2021.

Active Loan Deferral Requests

March 31, 2021

Dollars in thousands

Collateral or Loan Type	Number of Loans Modified	Dollar Amount Loans Modified	Average Balance Loans Modified	Interest Only Cumulative 3-Months	Interest Only Cumulative 6-12 Months	Payment Deferral Cumulative 12 Months	Weighted Average LTV Loans Modified	Percent of Total Loan Collateral or Type
1-4 family owner occupied	1	$42	$42	$42	$-	$-	33.0%	0.4%
1-4 family non-owner occupied	2	1,048	524	1,048	-	-	73.5	9.4
CRE owner occupied	4	3,073	768	-	3,073	-	62.4	27.6
CRE non-owner occupied	1	6,987	6,987	-	6,987	-	62.4	62.6
Total	8	$11,150	$1,394	$1,090	$10,060	$-	-	100.0%

FINANCIAL CONDITION

Average assets totaled $674.8 million for the three months ended March 31, 2021, an increase of $164.6 million, or 32.3%, over the comparable period in 2020, with the majority of growth coming from loans.  PPP loans accounted for approximately 53.7% of the growth in the average loan balance.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At March 31, 2021, our debt securities available for sale investment portfolio included U.S. government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities.  As of the same date, this portfolio had a fair market value of $58.9 million and an amortized cost value of $58.4 million. At March 31, 2021 and December 31, 2020, our investment securities portfolio represented approximately 8.2% and 9.6% of our total assets, respectively. The average yield on the average balance of investment securities for the three months ended March 31, 2021 was 1.67%, compared to 2.42% for the comparable period in 2020.

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

The Company’s gross loan portfolio increased $4.9 million since December 31, 2020, as a large number of non-PPP loan pay-offs and round one PPP loan forgiveness offset round two PPP originations and non-PPP loan production. Driving this reduction was a large volume ($31.4 million) of non-PPP loan payoffs, partially offset by the funding of $25.0 million in new non-PPP loans during the first quarter. At March 31, 2021, PPP loans comprised $78.6 million, or 16.1%, of total loans.  Management expects that the majority of these loans will be forgiven by the end of 2021.  In total, approximately 69.4% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at March 31, 2021 and December 31, 2020. Subtracting out the PPP loans, the percentage of the total loan portfolio collateralized by commercial and residential real estate mortgages was 82.7% at March 31, 2021.

Nonperforming assets.  Four loans totaling $797,000 were deemed to be impaired under the Company’s policy at March 31, 2021 with reserves on impaired loans totaling $229,000.  The Company’s nonperforming assets represented 0.11% of total assets at March 31, 2021 and 0.19% at December 31, 2020.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At March 31, 2021, the Bank had four nonaccrual loans in the aggregate amount of $797,000, compared to five nonaccrual loans totaling $1.3 million at December 31, 2020. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. During the first quarter of 2021, the Bank did not take any additional provision for loan losses as the total portfolio loan balance (excluding PPP loans) decreased by $7.0 million. The Company's four impaired loans carried aggregate specific reserves of $229,000 at March 31, 2021.  The Company reported $5,000 in net recoveries during the quarter ended March 31, 2021 compared to net charge-off's of $343,000, or 0.39% annualized of average loans, in the first quarter of 2020.  Management believes that the allowance for loan losses, which was $6.1 million or 1.49% of gross loans (excluding PPP loans) at March 31, 2021 is adequate to cover losses inherent in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at March 31, 2021 were $651.4 million, an increase of $70.8 million, or 12.2%, from December 31, 2020, with growth coming from both noninterest-bearing and interest-bearing accounts and split almost equally between growth of existing client accounts and PPP-sourced deposits. The average balance of noninterest-bearing deposits accounted for 28.6% of the average balance of total deposits for the three months ended March 31, 2021, compared to 22.3% for the three months ended March 31, 2020. While management expects some shrinkage in deposits as PPP funds are spent, management expects the majority of the increase in total deposits will remain long-term.

Borrowings. The Company has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Company, as of March 31, 2021, to borrow up to $58.4 million. In addition, the Company maintains unsecured lines of credit with correspondent banks that totaled $28.0 million at March 31, 2021. There were no loans outstanding under any of these lines at March 31, 2021.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25% and will adjust daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. From time to time, the Bank sells loan participations to TNB on market terms. The Company had $750,000 outstanding under this line at March 31, 2021.

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

As shown in the following table, the Company's average yield on interest-earning assets declined 40 basis points comparing the three months ended March 31, 2021 to the three months ended March 31, 2020.  Declines in market interest rates were offset by a decrease in funding costs, thus leading to a steady net interest margin when comparing the two periods.

	For the Three Months Ended March 31,
	2021			2020
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$484,455	$5,699	4.71%	$352,421	$4,363	4.95%
Loans held for sale	13,370	106	3.17	6,051	66	4.36
Debt securities available for sale	59,629	249	1.67	63,583	384	2.42
Other(2)	89,646	49	0.22	62,157	232	1.49
Total interest-earning assets	647,100	$6,103	3.77%	484,212	$5,045	4.17%
Noninterest-earning assets	27,743			26,021
Total assets	$674,843			$510,233

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$379,031	$401	0.42%	$277,254	$544	0.78%
Time deposits	54,456	136	1.00	69,906	355	2.03
Total interest-bearing deposits	433,487	537	0.50	347,160	899	1.04
Other borrowings	17	-	-	1,273	3	0.94
Total interest-bearing liabilities	433,504	$537	0.50	348,433	$902	1.04
Noninterest-bearing deposits	173,997			99,857
Noninterest-bearing liabilities	6,638			5,690
Stockholders' equity	60,704			56,253
Total liabilities and stockholders' equity	$674,843			$510,233

Net earning assets	$213,596			$135,779
Net interest income		$5,566			$4,143
Interest rate spread (3)			3.27%			3.13%
Net interest margin(4)			3.44%			3.42%

Ratio of interest-earning assets to average interest-bearing liabilities	149.27%			138.97%

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

Comparison of Operating Results for the Three Months Ended March 31, 2021and 2020

Earnings Summary
(dollars in thousands)
			Change 1Q'21 vs. 1Q'20
	1Q'21	1Q'20	Amount	Percentage
Net Interest Income	$5,566	$4,143	$1,423	34.3%
Provision for loan losses	-	636	(636)	(100.0)
Noninterest income	672	367	305	83.1
Noninterest expense	3,297	2,938	359	12.2
Income Taxes	707	220	487	221.4
Net Income	$2,234	$716	$1,518	212.0%

Compared to the same period a year ago, the increase in net earnings was driven by PPP origination fees and the absence of a provision for loan losses.  Lower funding costs on deposits and higher noninterest income also contributed to higher net earnings in the first quarter of 2021.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 1Q'21 vs. 1Q'20
	1Q'21	1Q'20	Amount	Percentage
Interest income:
Loans	$5,805	$4,429	$1,376	31.1%
Securities	249	384	(135)	(35.2)
Other	49	232	(183)	(78.9)
Total interest income	$6,103	$5,045	$1,058	21.0%

Compared to the first quarter of 2020, the increase in total interest income is mostly attributed to a higher volume of loans and origination fees on first and second round PPP loans. Average loan balances increased $132.0 million, or 37.5%, from the first quarter of 2020, with more than half of the loan growth coming from PPP loan originations.  Excluding PPP loans, the average loan balance still increased approximately $61.2 million, or 17.4%, from the same period last year, boosted primarily by commercial, construction, and residential real estate loan originations.  Decreases in interest income from securities and other interest-earning assets since the first quarter of 2020 is primarily a function of lower rates.

Interest expense:
(dollars in thousands)			Change 1Q'21 vs. 1Q'20
	1Q'21	1Q'20	Amount	Percentage
Total interest expense	$537	$902	$(365)	(40.5)%

Despite higher balances of interest-bearing liabilities, total interest expense declined $91,000 from the fourth quarter of 2020 and $365,000 from the first quarter of 2020 due to lower funding costs. The average rate paid on deposits declined 11 basis points from the fourth quarter of 2020 and 54 basis points when compared to the first quarter of 2020.

Net Interest Margin

The Company's net interest margin remained level in the first quarter of 2021 as unfavorable asset pricing was offset by the increased volume of interest-earnings assets and PPP origination fees and a continued reduction in the cost of deposits.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company did not record any provision for loan losses during the first quarter of 2021 due to the $7.0 million reduction in total portfolio loan balances (excluding PPP loans) during the first quarter of this year.  Driving the $7.0 million reduction was a large volume ($31.4 million) of non-PPP loan payoffs, partially offset by the funding of $25.0 million in new non-PPP loans during the first quarter.

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

Noninterest income
(dollars in thousands)			Change 1Q'21 vs. 1Q'20
	1Q'21	1Q'20	Amount	Percentage
Service charges and fees on deposit accounts	$53	$64	$(11)	(17.2)%
Debit card/ATM revenue, net	109	81	28	34.6
Mortgage banking revenue	301	148	153	103.4
Income from bank-owned life insurance	63	40	23	57.5
Gain on sale of debt securities	108	-	108	-
Other income	38	34	4	11.8
Total noninterest income	$672	$367	$305	83.1%

On a linked quarter basis and compared to the first quarter of 2020, the increase in noninterest income was driven by the $108,000 gain on sale of debt securities and mortgage banking revenue which has more than doubled since the first quarter of 2020.  The gain on sale of debt securities related to a $6 million portfolio bond transaction which was executed in the first quarter while the mortgage team continues to report strong production by units, volume, and gain on sales revenue.  Growth in debit card/ATM revenue also continues to contribute positively to the bottom line.

Noninterest expense
(dollars in thousands)			Change 1Q'21 vs. 1Q'20
	1Q'21	1Q'20	Amount	Percentage
Salaries and employee benefits	$1,852	$1,618	$234	14.5%
Occupancy and equipment	386	338	48	14.2
Professional fees	130	91	39	42.9
Marketing	140	201	(61)	(30.3)
FDIC Assessment	70	52	18	34.6
Software maintenance and amortization	250	193	57	29.5
Other	469	445	24	5.4
Total noninterest expense	$3,297	$2,938	$359	12.2%

Compared to the first quarter of 2020, a $234,000 increase in salaries and employee benefits expense was the primary driver of the $359,000 increase in noninterest expense. This combined with modest increases in other categories was only partially offset by a $61,000 decrease in marketing expense which is attributed to the continued limitations on gatherings imposed by COVID-19 restrictions.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $707,000 for the three months ended March 31, 2021, compared to income taxes of $220,000 for the three months ended March 31, 2020, with the increase attributed to higher pre-tax earnings in 2021.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, a revolving line of credit, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At March 31, 2021, the Bank had access to approximately $58.4 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $28.0 million in unsecured lines of credit maintained with correspondent banks and a $15 million revolving line of credit with TNB. As of March 31, 2021, the Company's outstanding borrowings under these lines totaled $750,000.   Furthermore, some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $12.4 million at March 31, 2021 compared to $13.9 million at December 31, 2020. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 26.1% and 18.1% of total assets at March 31, 2021 and December 31, 2020, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At March 31, 2021, total deposits were $651.4 million, of which $22.5 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $61.1 million at March 31, 2021 compared to $60.3 million at December 31, 2020.  In 2020, the Company obtained a $15 million revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  The Company had $750,000 outstanding under this line at March 31, 2021 The Company contributed $1.1 million to the capital of the Bank during the first quarter of 2021.

At March 31, 2021, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.07% Tier 1 Leverage Capital Ratio, a 13.72% Equity Tier 1 Risk-Based Capital Ratio, a 13.72% Tier 1 Risk-Based Capital Ratio, and a 14.98% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at March 31, 2021 and December 31, 2020 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2021
Tier 1 Leverage Capital	$61,289	9.07%	$27,017	4.00%	$33,771	5.00%
Common Equity Tier 1 Risk-based Capital	61,289	13.72	20,096	4.50	29,028	6.50
Tier 1 Risk-based Capital	61,289	13.72	26,795	6.00	35,727	8.00
Total Risk-based Capital	66,878	14.98	35,727	8.00	44,659	10.00

As of December 31, 2020
Tier 1 Leverage Capital	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Risk-based Capital	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Risk-based Capital	57,800	13.29	26,100	6.00	34,799	8.00
Total Risk-based Capital	63,245	14.54	34,799	8.00	43,499	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending March 31, 2021 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2021, the Company issued 1,122 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $22,000 and issued 4,081 shares of restricted stock to its Chief Executive Officer, at a total valuation of $57,000, as part of his incentive package for 2020.  Also during the first quarter, employees exercised stock options to acquire 120 shares for aggregate proceeds of $2,000. These shares were all issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020

10.2	Promissory Note to Thomasville National Bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Timberlane Office	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19, 2018	Exhibit 10.1 to Form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of November 19, 2018.	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of November 19, 2018.	Exhibit 10.3 to Form 8-K filed on November 20, 2018

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018.

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Branch	Filed Exhibit 10.14 to Form 10-Q filed on May 9, 2019

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2015

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

May 11, 2021
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
May 11, 2021
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer