Form 10-Q
period 2021-06-30
Prime Meridian Holding Co
filed 2021-08-06
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☒
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2021: 3,127,730

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$11,862	$5,008
Federal funds sold	97,298	22,561
Interest-bearing deposits	72,439	41,416
Total cash and cash equivalents	181,599	68,985
Debt securities available for sale	63,306	61,879
Loans held for sale	13,736	13,593
Loans, net of allowance for loan losses of $5,899 and $6,092	470,488	476,661
Federal Home Loan Bank stock	366	493
Premises and equipment, net	8,159	8,248
Right of use lease asset	3,363	3,466
Accrued interest receivable	1,751	1,960
Bank-owned life insurance	12,012	10,685
Other assets	1,839	1,324
Total assets	$756,619	$647,294

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$199,662	$162,013
Savings, NOW and money-market deposits	433,954	362,147
Time deposits	49,744	56,432
Total deposits	683,360	580,592
Other borrowings	3,075	-
Official checks	965	1,109
Operating lease liability	3,489	3,580
Other liabilities	1,943	1,758
Total liabilities	692,832	587,039
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,126,474 and 3,119,471 issued and outstanding	31	31
Additional paid-in capital	38,738	38,568
Retained earnings	24,313	20,255
Accumulated other comprehensive income	705	1,401
Total stockholders' equity	63,787	60,255
Total liabilities and stockholders' equity	$756,619	$647,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Interest income:
Loans	$5,632	$4,844	$11,437	$9,273
Securities	262	428	511	812
Other	65	62	114	294
Total interest income	5,959	5,334	12,062	10,379
Interest expense:
Deposits	500	737	1,037	1,636
Other borrowings	7	28	7	31
Total interest expense	507	765	1,044	1,667
Net interest income	5,452	4,569	11,018	8,712
Provision (credit) for loan losses	(185)	1,227	(185)	1,863
Net interest income after provision for loan losses	5,637	3,342	11,203	6,849
Noninterest income:
Service charges and fees on deposit accounts	56	44	109	108
Debit card/ATM revenue, net	124	79	233	160
Mortgage banking revenue, net	332	219	633	367
Income from bank-owned life insurance	67	40	130	80
Gain on sale of debt securities available for sale	-	-	108	-
Other income	41	32	79	66
Total noninterest income	620	414	1,292	781
Noninterest expense:
Salaries and employee benefits	1,805	1,546	3,657	3,164
Occupancy and equipment	378	381	764	719
Professional fees	120	83	250	174
Marketing	199	100	339	301
FDIC assessment	49	67	119	119
Software maintenance, amortization and other	251	201	501	394
Other	476	441	945	886
Total noninterest expense	3,278	2,819	6,575	5,757
Earnings before income taxes	2,979	937	5,920	1,873
Income taxes	717	217	1,424	437
Net earnings	$2,262	$720	$4,496	$1,436

Earnings per common share:
Basic	$0.72	$0.23	$1.44	$0.45
Diluted	0.72	0.23	1.44	0.45
Cash dividends per common share	-	-	0.14	0.12

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net earnings	$2,262	$720	$4,496	$1,436
Other comprehensive income:
Change in unrealized gain on debt securities available for sale:
Unrealized gain (loss) arising during the period	411	729	(825)	1,547
Reclassification adjustment for realized gain	-	-	(108)	-
Net change in unrealized gain (loss)	411	729	(933)	1,547
Deferred income tax (expense) benefit on above change	(104)	(184)	237	(391)
Total other comprehensive income (loss)	307	545	(696)	1,156
Comprehensive income	$2,569	$1,265	$3,800	$2,592

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Six Months ended June 30 2021 and 2020

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
(dollars in thousands)
Balance at December 31, 2019	3,191,288	$32	$39,456	$16,180	$200	$55,868
Net earnings for the three months ended March 31, 2020 (unaudited)	-	-	-	716	-	716
Dividends paid (unaudited)	-	-	-	(383)	-	(383)
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	611	611
Stock options exercised (unaudited)	2,000	-	25	-	-	25
Common stock retirement (unaudited)	(82,784)	(1)	(1,216)	-	-	(1,217)
Common stock issued as compensation to directors (unaudited)	995	-	20	-	-	20
Issuance of restricted stock (unaudited)	3,835	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	51	-	-	51
Balance at March 31, 2020 (unaudited)	3,115,334	$31	$38,336	$16,513	$811	$55,691
Net earnings for the three months ended June 30, 2020 (unaudited)	-	-	-	720	-	720
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	545	545
Common stock issued as compensation to directors (unaudited)	1,165	-	21	-	-	21
Stock-based compensation (unaudited)	-	-	55	-	-	55
Balance at June 30, 2020 (unaudited)	3,116,499	$31	$38,412	$17,233	$1,356	$57,032

Balance at December 31, 2020	3,119,471	$31	$38,568	$20,255	$1,401	$60,255
Net earnings for the three months ended March 31, 2021 (unaudited)	-	-	-	2,234	-	2,234
Dividends paid (unaudited)	-	-	-	(438)	-	(438)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(1,003)	(1,003)
Stock options exercised (unaudited)	120	-	2	-	-	2
Common stock issued as compensation to directors (unaudited)	1,122	-	22	-	-	22
Issuance of restricted stock (unaudited)	4,081	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	57	-	-	57
Balance at March 31, 2021 (unaudited)	3,124,794	$31	$38,649	$22,051	$398	$61,129
Net earnings for the three months ended June 30, 2021 (unaudited)	-	-	-	2,262	-	2,262
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	307	307
Common stock issued as compensation to directors (unaudited)	1,680	-	33	-	-	33
Stock-based compensation (unaudited)	-	-	56	-	-	56
Balance at June 30, 2021 (unaudited)	3,126,474	$31	$38,738	$24,313	$705	$63,787

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net earnings	$4,496	$1,436
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	335	322
Provision (credit) for loan losses	(185)	1,863
Net (accretion) amortization of deferred loan (fees) and costs	(1,382)	19
Gain on sale of debt securities available for sale	(108)	-
Net amortization of premiums and discounts on debt securities available for sale	168	192
Gain on sale of loans held for sale	(633)	(367)
Proceeds from the sale of loans held for sale	108,180	65,541
Loans originated as held for sale	(107,690)	(67,930)
Stock issued as compensation	55	41
Stock-based compensation expense	113	106
Income from bank-owned life insurance	(130)	(80)
Net decrease (increase) in accrued interest receivable	209	(586)
Net change in operating leases	12	12
Net (increase) decrease in other assets	(278)	39
Net increase in other liabilities and official checks	41	3,240
Net cash provided by operating activities	3,203	3,848
Cash flows from investing activities:
Loan originations, net of principal repayments	7,740	(106,980)
Purchase of debt securities available for sale	(18,903)	(13,726)
Principal repayments of debt securities available for sale	7,594	6,998
Proceeds from sale of debt securities available for sale	5,874	-
Maturities and calls of debt securities available for sale	3,015	2,518
Repurchase (purchase) of Federal Home Loan Bank stock	127	(89)
Purchase of bank owned life insurance	(1,197)	-
Purchase of premises and equipment	(246)	(765)
Net cash provided by (used in) investing activities	4,004	(112,044)
Cash flows from financing activities:
Net increase in deposits	102,768	98,250
Change in other borrowings	3,075	(1,254)
Proceeds from stock options exercised	2	25
Common stock retirement	-	(1,217)
Common stock dividends paid	(438)	(383)
Net cash provided by financing activities	105,407	95,421
Net increase (decrease) in cash and cash equivalents	112,614	(12,775)
Cash and cash equivalents at beginning of period	68,985	75,082
Cash and cash equivalents at end of period	$181,599	$62,307
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$1,058	$1,686
Income taxes	$1,470	$60
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized (loss) gain on debt securities available for sale, net of taxes	$(696)	$1,156
Loans transferred to other real estate owned	$-	$234

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on March 22, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive income (loss) is the net change in the unrealized gain (loss) on debt securities available for sale.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale

Debt securities are classified according to management's intent. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At June 30, 2021
U.S. Government agency securities	$1,053	$1	$-	$1,054
Municipal securities	16,520	469	(118)	16,871
Mortgage-backed securities	39,909	740	(196)	40,453
Asset-backed securities	4,879	56	(7)	4,928
Total	$62,361	$1,266	$(321)	$63,306

At December 31, 2020
U.S. Government agency securities	$170	$2	$-	$172
Municipal securities	15,500	626	-	16,126
Mortgage-backed securities	39,151	1,300	(13)	40,438
Asset-backed securities	5,180	9	(46)	5,143
Total	$60,001	$1,937	$(59)	$61,879

The following table summarizes the sale of debt securities available for sale.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Proceeds from sale of debt securities	$-	$-	$5,874	$-
Gross gains	-	-	108	-
Gross losses	-	-	-	-
Net gain on sale of debt securities	$-	$-	$108	$-

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At June 30, 2021
Municipal securities	$(118)	$7,474	$-	$-
Mortgage-backed securities	(196)	12,247	-	2,060
Asset-backed securities	-	-	(7)	1,526
Total	$(314)	$19,721	$(7)	$3,586

At December 31, 2020
Mortgage-backed securities	$(5)	$992	$(8)	$767
Asset-backed securities	-	-	(46)	3,494
Total	$(5)	$992	$(54)	$4,261

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale, Continued

The unrealized losses at June 30, 2021 and December 31, 2020 on fourteen and seven securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At June 30, 2021
U.S. Government agency securities	$1,054	$-	$1,054	$-
Municipal securities	16,871	-	16,871	-
Mortgage-backed securities	40,453	-	40,453	-
Asset-backed securities	4,928	-	4,928	-
Total	$63,306	$-	$63,306	$-

At December 31, 2020
U.S. Government agency securities	$172	$-	$172	$-
Municipal securities	16,126	-	16,126	-
Mortgage-backed securities	40,438	-	40,438	-
Asset-backed securities	5,143	-	5,143	-
Total	$61,879	$-	$61,879	$-

The scheduled maturities of debt securities are as follows:

	At June 30, 2021
	Amortized	Fair
	Cost	Value
(in thousands)
Due in one to five years	$412	$435
Due in five to ten years	9,158	9,199
Due after ten years	12,882	13,219
Mortgage-backed securities	39,909	40,453
Total	$62,361	$63,306

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At June 30, 2021	At December 31, 2020
Real estate mortgage loans:
Commercial	$136,514	$133,473
Residential and home equity	169,977	158,120
Construction	44,256	44,466
Total real estate mortgage loans	350,747	336,059

Commercial loans	121,032	141,542
Consumer and other loans	6,359	6,312
Total loans	478,138	483,913

Add (deduct):
Net deferred loan fees	(1,751)	(1,160)
Allowance for loan losses	(5,899)	(6,092)
Loans, net	$470,488	$476,661

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserves	Total
Three Month Period Ended June 30, 2021
Beginning balance	$1,498	$1,857	$550	$1,430	$72	$690	$6,097
Provision (credit) for loan losses	34	146	(12)	(239)	15	(129)	(185)
Net (charge-offs) recoveries	-	(16)	-	11	(8)	-	(13)
Ending balance	$1,532	$1,987	$538	$1,202	$79	$561	$5,899
Three Month Period Ended June 30, 2020
Beginning balance	$1,182	$1,612	$472	$1,315	$126	$-	$4,707
Provision (credit) for loan losses	31	58	42	882	(22)	236	1,227
Net (charge-offs) recoveries	-	(33)	-	(661)	8	-	(686)
Ending balance	$1,213	$1,637	$514	$1,536	$112	$236	$5,248

Six Month Period Ended June 30, 2021
Beginning balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092
Provision (credit) for loan losses	32	176	(1)	(409)	15	2	(185)
Net (charge-offs) recoveries	-	(16)	-	19	(11)	-	(8)
Ending balance	$1,532	$1,987	$538	$1,202	$79	$561	$5,899
Six Month Period Ended June 30, 2020
Beginning balance	$1,046	$1,573	$415	$1,284	$96	$-	$4,414
Provision (credit) for loan losses	167	112	99	1,228	21	236	1,863
Net (charge-offs) recoveries	-	(48)	-	(976)	(5)	-	(1,029)
Ending balance	$1,213	$1,637	$514	$1,536	$112	$236	$5,248

At June 30, 2021
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$-	$-	$-	$-
Balance in allowance for loan losses	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment:
Recorded investment	$136,514	$169,977	$44,256	$121,032	$6,359	$-	$478,138
Balance in allowance for loan losses	$1,532	$1,987	$538	$1,202	$79	$561	$5,899

At December 31, 2020
Individually evaluated for impairment:
Recorded investment	$-	$666	$-	$585	$-	$-	$1,251
Balance in allowance for loan losses	$-	$-	$-	$179	$-	$-	$179
Collectively evaluated for impairment:
Recorded investment	$133,473	$157,454	$44,466	$140,957	$6,312	$-	$482,662
Balance in allowance for loan losses	$1,500	$1,827	$539	$1,413	$75	$559	$5,913

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At June 30, 2021
Grade:
Pass	$133,514	$166,958	$44,135	$120,702	$6,314	$471,623
Special mention	3,000	3,019	121	200	45	6,385
Substandard	-	-	-	130	-	130
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$136,514	$169,977	$44,256	$121,032	$6,359	$478,138

At December 31, 2020
Grade:
Pass	$130,846	$156,985	$43,622	$140,370	$6,278	$478,101
Special mention	2,627	469	844	405	34	4,379
Substandard	-	666	-	767	-	1,433
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$133,473	$158,120	$44,466	$141,542	$6,312	$483,913

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2021
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$136,514	$-	$136,514
Residential and home equity	218	309	-	527	169,450	-	169,977
Construction	-	-	-	-	44,256	-	44,256
Commercial loans	481	-	-	481	120,551	-	121,032
Consumer and other loans	14	-	-	14	6,345	-	6,359
Total	$713	$309	$-	$1,022	$477,116	$-	$478,138

At December 31, 2020
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$133,473	$-	$133,473
Residential and home equity	536	-	-	536	156,918	666	158,120
Construction	195	-	-	195	44,271	-	44,466
Commercial loans	-	-	-	-	140,957	585	141,542
Consumer and other loans	-	-	-	-	6,312	-	6,312
Total	$731	$-	$-	$731	$481,931	$1,251	$483,913

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

There were no impaired loans at June 30, 2021.  The following table summarizes the amount of impaired loans at December 31, 2020:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2020
Real estate mortgage loans-
Residential and home equity	$666	$666	$-	$-	$-	$666	$666	$-
Commercial loans	-	-	585	585	179	585	585	179
Total	$666	$666	$585	$585	$179	$1,251	$1,251	$179

There were no collateral dependent loans measured at fair value on a nonrecurring basis at December 31, 2020.

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended June 30,
	2021			2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$-	$-	$-	$298	$5	$4
Residential and home equity	471	1	-	929	-	-
Commercial loans	510	-	-	1,505	3	3
Consumer	-	-	-	26	-	-
Total	$981	$1	$-	$2,758	$8	$7

	Six Months Ended June 30,
	2021			2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$-	$-	$-	$484	$12	$11
Residential and home equity	449	1	-	906	-	-
Commercial loans	351	-	-	1,531	7	7
Consumer	-	-	-	13	-	-
Total	$800	$1	$-	$2,934	$19	$18

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs. The Company entered into no new TDRs during the three and six months ended June 30, 2021 and 2020. At June 30, 2021, the Company had no loans identified as TDRs.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2021, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  June 30, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2021, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2021
Tier 1 Leverage Capital	$65,946	9.01%	$29,274	4.00%	$36,592	5.00%
Common Equity Tier 1 Risk-based Capital	65,946	13.87	21,403	4.50	30,916	6.50
Tier 1 Risk-based Capital	65,946	13.87	28,538	6.00	38,050	8.00
Total Risk-based Capital	71,845	15.11	38,050	8.00	47,563	10.00

As of December 31, 2020
Tier 1 Leverage Capital	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Risk-based Capital	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Risk-based Capital	57,800	13.29	26,100	6.00	34,799	8.00
Total Risk-based Capital	63,245	14.54	34,799	8.00	43,499	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2021 and 2020, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2021			2020
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending June 30:
Basic EPS:
Net earnings	$2,262	3,126,197	$0.72	$720	3,116,307	$0.23
Effect of dilutive securities-incremental shares from assumed conversion of options		12,982			63
Diluted EPS:
Net earnings	$2,262	3,139,179	$0.72	$720	3,116,370	$0.23

Six Months Ending June 30:
Basic EPS:
Net earnings	$4,496	3,124,889	$1.44	$1,436	3,150,082	$0.45
Effect of dilutive securities-incremental shares from assumed conversion of options		3,296			158
Diluted EPS:
Net earnings	$4,496	3,128,185	$1.44	$1,436	3,150,240	$0.45

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans

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

As of June 30, 2021, 191,398 shares are available to be issued as restricted stock or underlying options. A summary of the stock option activity for the six months ended June 30, 2021 and 2020 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2019	272,267	$19.80
Options granted	15,000	$20.05
Options forfeited	(110)	$20.09
Outstanding on June 30, 2020	287,157	$19.82
Options forfeited	(15,100)	20.05
Outstanding at December 31, 2020	272,057	$19.80
Options exercised	(120)	$20.09
Options forfeited	(6,000)	$20.09
Outstanding at June 30, 2021	265,937	$19.80	6.30	$83,000
Exercisable at June 30, 2021	164,537	$19.60	5.88	$83,000

The fair value of shares vested and recognized as compensation expense was $56,000 and $55,000 for the three months ended June 30, 2021 and 2020, and $113,000 and $106,000 for the six months ended June 30, 2021 and 2020 respectively. These amounts include expense of $18,000 and $12,000 recognized on restricted common stock shares issued during the three months ended June 30, 2021 and 2020 and $34,000 and $22,000 for the six months ended June 30, 2021 and 2020, respectively. The deferred tax benefit related to stock options was $5,000 for both the three months ended June 30, 2021 and 2020, and $10,000 for both the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was $295,000 in unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 1.8 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans, Continued

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended June 30, 2021 and 2020, our directors received 1,680 and 1,165 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $33,000 and $21,000, respectively.  For the six months ended June 30, 2021 and 2020, our directors received 2,802 and 2,160 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $55,000 and $41,000, respectively. At  June 30, 2021, 43,906 shares remained available for grant.

Restricted Stock

During the six months ended June 30, 2021 and 2020, the Company issued 4,081 and 3,835 restricted common stock shares, respectively, to its CEO as part of his bonus incentive earned for the Company’s performance in 2020 and 2019, respectively. The restricted stock awards are on a three-year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value

Non-vested restricted stock outstanding at December 31, 2019	3,600	$18.52	$67,000
Non-vested restricted stock granted in 2020	3,835	20.40	78,000
Restricted stock shares vested in 2020	(1,200)	(18.52)	(22,000)
Non-vested restricted stock outstanding at December 31, 2020	6,235	$19.64	$123,000
Non-vested restricted stock granted in 2021	4,081	$18.04	74,000
Restricted stock shares vested in 2021	(2,478)	19.49	(48,000)
Non-vested restricted stock outstanding at June 30, 2021	7,838	$18.88	$149,000

During the six months ended June 30, 2021 and 2020, the Company recognized $34,000 and $22,000, respectively, as expense.  At June 30, 2021, the Company had $120,000 in unrecognized expense to be recognized over a weighted-average period of 2.0 years.

(7)	Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $52.8 million at  June 30, 2021. At  June 30, 2021 and December 31, 2020, the Company had no outstanding loans under this line.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25% and will adjust daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At June 30, 2021, the Company reported a $3,075,000 outstanding loan balance and $7,000 in year-to-date interest expense under this line of credit.

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

	June 30, 2021	December 31, 2020
dollars in thousands
Notional amount - interest rate swaps:
Stand-alone derivatives	$20,951	$21,100

Weighted-average pay rate - interest rate swaps	3.68%	3.68%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	14.1	14.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$516	$163
Stand-alone derivatives - interest rate swaps (other liabilities)	(516)	(163)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At June 30, 2021		At December 31, 2020
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$181,599	$181,599	$68,985	$68,985
Debt securities available for sale	2	63,306	63,306	61,879	61,879
Loans held for sale	3	13,736	13,963	13,593	13,814
Loans, net	3	470,488	476,825	476,661	487,652
Federal Home Loan Bank stock	3	366	366	493	493
Accrued interest receivable	3	1,751	1,751	1,960	1,960
Derivative contract assets	3	516	516	163	163

Financial liabilities:
Deposits	3	683,360	683,599	580,592	581,073
Other borrowings	3	3,075	3,075	-	-
Derivative contract liabilities	3	516	516	163	163

Off-Balance Sheet Items	3	-	-	-	-

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $484,000 at  June 30, 2021.

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

At June 30, 2021
(in thousands)
Commitments to extend credit	$11,111
Construction loans in process	$29,921
Unused lines of credit	$82,591
Standby financial letters of credit	$2,564
Standby performance letters of credit	$100
Guaranteed accounts	$1,370

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Contingency

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, the duration of the pandemic, the effectiveness and adoption of available vaccines, and the actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.  We continue to monitor and adhere to national guidelines and local safety ordinances to ensure the safety of our clients and employees.  At this time, it is not known how the more contagious Delta variant and the consequential rise in cases nationally may impact the economy, safety protocols or consumer behavior.

Management believes credit quality deterioration directly related to the pandemic could materialize in the future. Since March of 2020, the Company has reported a peak of 70 requests for payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of the requests have been for loans secured with real estate.  That number declined to one loan modification totaling $411,000 as of June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and six months ended June 30, 2021are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2021	December 31, 2020	June 30, 2020
Average equity as a percentage of average assets	8.78%	9.64%	10.01%
Equity to total assets at end of period	8.43	9.31	9.47
Return on average assets(1)	1.28	0.75	0.51
Return on average equity(1)	14.56	7.77	5.09
Noninterest expense to average assets(1)	1.87	2.01	2.04
Nonperforming loans to total loans at end of period	-	0.26	0.44
Nonperforming assets to total assets	-	0.19	0.33

(1) Annualized for the six months ended June 30, 2021 and 2020

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of June 30, 2021, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19 RESPONSE

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, the duration of the pandemic, the effectiveness and adoption of available vaccines, and the actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.  We continue to monitor and adhere to national guidelines and local safety ordinances to ensure the safety of our clients and employees.  At this time, it is not known how the more contagious Delta variant and the consequential rise in cases nationally may impact the economy, safety protocols or consumer behavior.

Management believes credit quality deterioration directly related to the pandemic could materialize in the future. Since March of 2020, the Company has reported a peak of 70 requests for payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of the requests have been for loans secured with real estate.  That number declined to one loan modification totaling $411,000 as of June 30, 2021.

FINANCIAL CONDITION

Average assets totaled $731.7 million and $703.4 million for the three and six months ended June 30, 2021, respectively, an increase of $115.0 million (18.7%) and $140.0 million(24.8%), over the comparable periods in 2020, with the majority of growth coming from loans. The average balance of PPP loans increased $7.2 million from the second quarter of 2020 to the second quarter of 2021 and $39.1 million from the six month period ended June 30, 2020 to the six month period ended June 30, 2021 and accounted for approximately 13.0% and 41.9% of the growth in the average loan balance over those same time periods.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At June 30, 2021, our debt securities available for sale investment portfolio included U.S. government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities.  As of the same date, this portfolio had a fair market value of $63.3 million and an amortized cost value of $62.4 million. At June 30, 2021 and December 31, 2020, our investment securities portfolio represented approximately 8.4% and 9.6% of our total assets, respectively. The average yield on the average balance of investment securities for the six months ended June 30, 2021 was 1.71%, compared to 2.47% for the comparable period in 2020.

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

The Company’s gross loan portfolio decreased $5.8 million since December 31, 2020. Excluding the quarter-end balance of PPP loans ($66.7 million at December 31, 2020 and $54.6 million at June 30, 2021), the Company's gross loan portfolio increased $6.4 million since 2020 year-end.  This was following a high level ($57.5 million) of non-PPP loan payoffs in the first half of the year.  At June 30, 2021, PPP loans comprised $54.6 million, or 11.4%, of total loans.  Management expects that the majority of these loans will be forgiven by the end of 2021.  In total, approximately 73.4% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at June 30, 2021 compared to 69.5% at December 31, 2020. Subtracting out the PPP loans, the percentage of the total loan portfolio collateralized by commercial and residential real estate mortgages was 82.8% at June 30, 2021.

Nonperforming assets.  At June 30, 2021, the Company had zero nonperforming assets compared to $1.25 million of nonperforming assets at December 31, 2020.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At June 30, 2021, the Bank had no loans on nonaccrual status, compared to five nonaccrual loans totaling $1.25 million at December 31, 2020. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. During the second quarter of 2021, the Bank reported a $185,000 credit for loan losses due to no specific reserve requirements, loan recoveries, and a decrease in the amount of COVID-19 unallocated reserve. The Company did not carry any aggregate specific reserves at June 30, 2021.  The Company reported net charge-offs of $13,000, or 0.01% annualized of average loans, during the quarter ended June 30, 2021 compared to net charge-offs of $686,000, or 0.64% annualized of average loans, in the second quarter of 2020.  Management believes the allowance for loan losses, which was $5.9 million or 1.39% of gross loans (excluding PPP loans) at June 30, 2021 is adequate to cover losses inherent in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at June 30, 2021 were $683.4 million, an increase of $102.8 million, or 17.7%, from December 31, 2020, with growth coming from both noninterest-bearing and interest-bearing accounts and attributed to expansion of existing relationships, the addition of new clients, and to a lesser extent, due to PPP activity.  The average balance of noninterest-bearing deposits accounted for 29.2% of the average balance of total deposits for the six months ended June 30, 2021, compared to 24.9% for the six months ended June 30, 2020. While management expects some shrinkage in deposits as remaining PPP funds are spent, management expects the majority of the increase in total deposits will remain long-term.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of June 30, 2021, to borrow up to $52.8 million. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $28.0 million at June 30, 2021. There were no loans outstanding under any of these lines at June 30, 2021.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25% and will adjust daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank.  At June 30, 2021, the Company had a $3,075,000 outstanding loan balance and reported $7,000 in year-to-date interest expense under this line.

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

As shown in the following table, the Company's net interest margin improved slightly for both the three and six month periods ended June 30, 2021 as lower funding costs and PPP fee and interest income offset an overall downward repricing of earning assets and a shift in the asset mix towards lower-yielding earnings assets triggered by excess liquidity.

	For the Three Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$483,587	$5,505	4.55%	$427,902	$4,745	4.44%
Loans held for sale	14,784	127	3.44	9,788	99	4.05
Debt securities available for sale	60,155	262	1.74	68,014	428	2.52
Other(2)	141,842	65	0.18	89,217	62	0.28
Total interest-earning assets	700,368	$5,959	3.40%	594,921	$5,334	3.59%
Noninterest-earning assets	31,313			21,749
Total assets	$731,681			$616,670

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$413,859	$410	0.40%	$311,237	$412	0.53%
Time deposits	51,372	90	0.70	67,287	325	1.93
Total interest-bearing deposits	465,231	500	0.43	378,524	737	0.78
Other borrowings	802	7	3.49	33,129	28	0.34
Total interest-bearing liabilities	466,033	$507	0.44	411,653	$765	0.74
Noninterest-bearing deposits	196,726			140,234
Noninterest-bearing liabilities	6,085			8,220
Stockholders' equity	62,837			56,563
Total liabilities and stockholders' equity	$731,681			$616,670

Net earning assets	$234,335			$183,268
Net interest income		$5,452			$4,569
Interest rate spread (3)			2.96%			2.85%
Net interest margin(4)			3.11%			3.07%

Ratio of interest-earning assets to average interest-bearing liabilities	150.28%			144.52%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.
(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized
(5) Annualized

	For the Six Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$483,586	$11,204	4.63%	$390,400	$9,108	4.67%
Loans held for sale	14,081	233	3.31	7,919	165	4.17
Debt securities available for sale	59,893	511	1.71	65,798	812	2.47
Other(2)	115,888	114	0.20	75,687	294	0.78
Total interest-earning assets	673,448	$12,062	3.58	539,804	$10,379	3.85
Noninterest-earning assets	29,971			23,647
Total assets	$703,419			$563,451

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$396,541	$811	0.41%	$294,245	$956	0.65%
Time deposits	52,906	226	0.85	68,597	680	1.98
Total interest-bearing deposits	449,447	1,037	0.46	362,842	1,636	0.90
Other borrowings	411	7	3.41	17,201	31	0.36
Total interest-bearing liabilities	449,858	$1,044	0.46	380,043	$1,667	0.88
Noninterest-bearing deposits	185,424			120,046
Noninterest-bearing liabilities	6,361			6,954
Stockholders' equity	61,776			56,408
Total liabilities and stockholders' equity	$703,419			$563,451

Net earning assets	$223,590			$159,761
Net interest income		$11,018			$8,712
Interest rate spread (3)			3.12%			2.97%
Net interest margin(4)			3.27%			3.23%

Ratio of interest-earning assets to average interest-bearing liabilities	149.70%			142.04%

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

Comparison of Operating Results for the Three Months Ended June 30, 2021 And 2020

Earnings Summary
(dollars in thousands)
			Change 2Q'21 vs. 2Q'20
	2Q'21	2Q'20	Amount	Percentage
Net Interest Income	$5,452	$4,569	$883	19.3%
Provision (credit) for loan losses	(185)	1,227	(1,412)	(115.1)
Noninterest income	620	414	206	49.8
Noninterest expense	3,278	2,819	459	16.3
Income Taxes	717	217	500	230.4
Net earnings	$2,262	$720	$1,542	214.2%

Compared to the same period a year ago, the increase in net earnings was driven by higher PPP origination fees, higher commercial real estate and residential real estate loan originations, and a $185,000 credit for loan losses. Lower funding costs on deposits and higher noninterest income also contributed to higher net earnings in the second quarter of 2021.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 2Q'21 vs. 2Q'20
	2Q'21	2Q'20	Amount	Percentage
Interest income:
Loans	$5,632	$4,844	$788	16.3%
Securities	262	428	(166)	(38.8)
Other	65	62	3	4.8
Total interest income	$5,959	$5,334	$625	11.7%

Compared to the second quarter of 2020, the increase in total interest income is mostly attributed to origination fees and interest income from a higher volume of commercial real estate and residential real estate loan and PPP loans.  The decrease in interest income from securities since the second quarter of 2020 is a function of lower volume and rates.

Interest expense:
(dollars in thousands)			Change 2Q'21 vs. 2Q'20
	2Q'21	2Q'20	Amount	Percentage
Total interest expense	$507	$765	$(258)	(33.7)%

Despite higher balances of interest-bearing liabilities, total interest expense declined $258,000 from the second quarter of 2020 due to lower funding costs. The average rate paid on deposits declined 35 basis points when compared to the second quarter of 2020.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company recorded a $185,000 credit to loan losses during the second quarter of 2021 due to no specific reserve requirements, loan recoveries, and a decrease in the amount of COVID-19 unallocated reserve.  This differs greatly from the $1.2 million provision expense in the second quarter of 2020, which was affected by net charge-offs of $686,000 and the creation of an unallocated reserve in anticipation, at that time, of possible COVID-19 related credit deterioration.

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

Noninterest income
(dollars in thousands)			Change 2Q'21 vs. 2Q'20
	2Q'21	2Q'20	Amount	Percentage
Service charges and fees on deposit accounts	$56	$44	$12	27.3%
Debit card/ATM revenue, net	124	79	45	57.0
Mortgage banking revenue, net	332	219	113	51.6
Income from bank-owned life insurance	67	40	27	67.5
Other income	41	32	9	28.1
Total noninterest income	$620	$414	$206	49.8%

Compared to the second quarter of 2020, noninterest income increased across all earning categories and was primarily driven by the 51.6% increase in mortgage banking revenue (net of costs), as the mortgage team continues to report strong production by units, volume, and gain on sales revenue.  Growth in debit card/ATM revenue (net of fees) also continues to contribute positively to the bottom line as more accounts are opened and more debit cards are issued. Income from bank-owned life insurance (BOLI) increased $27,000 or 67.5%, compared to the second quarter of 2020, due primarily to a $5.4 million increase in the asset year over year, which has helped offset additional compensation expense.

Noninterest expense
(dollars in thousands)			Change 2Q'21 vs. 2Q'20
	2Q'21	2Q'20	Amount	Percentage
Salaries and employee benefits	$1,805	$1,546	$259	16.8%
Occupancy and equipment	378	381	(3)	(0.8)
Professional fees	120	83	37	44.6
Marketing	199	100	99	99.0
FDIC Assessment	49	67	(18)	(26.9)
Software maintenance and amortization	251	201	50	24.9
Other	476	441	35	7.9
Total noninterest expense	$3,278	$2,819	$459	16.3%

Compared to the second quarter of 2020, a $259,000 increase in salaries and employee benefits expense was the primary driver of the $459,000 increase in noninterest expense.  The increase in salary and employee benefits expense is primarily attributed to higher incentive costs along with the impact of new hires and merit increases. Marketing expense nearly doubled year over year due to the recent relaxing of COVID-19 restrictions which had led to lower marketing expense in the second quarter of 2020. This combined with modest increases in other categories like software maintenance, professional fees, and other miscellaneous expenses were marginally offset by lower occupancy and FDIC assessment expense.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $717,000 for the three months ended June 30, 2021, compared to income taxes of $217,000 for the three months ended June 30, 2020, with the increase attributed to higher pre-tax earnings in 2021. The effective tax rate was 24.1% in the second quarter of 2021 versus 23.2% in the second quarter of 2020.

Comparison of Operating Results for the SIX Months Ended June 30, 2021 And 2020

Earnings Summary
(dollars in thousands)
	Six Months Ended		Change 2021 vs. 2020
	June 30, 2021	June 30, 2020	Amount	Percentage
Net Interest Income	$11,018	$8,712	$2,306	26.5%
Provision (credit) for loan losses	(185)	1,863	(2,048)	(109.9)
Noninterest income	1,292	781	511	65.4
Noninterest expense	6,575	5,757	818	14.2
Income Taxes	1,424	437	987	225.9
Net earnings	$4,496	$1,436	$3,060	213.1%

Year-to-date net earnings through June 30, 2021 more than tripled compared to the same period in 2020 due mostly to interest income and origination fees from PPP loans (totaling $1.9 million, net of costs, year-to-date) and a credit for loan losses in 2021.  Also contributing to higher profitability in 2021 was a $511,000, or 65.4%, increase in noninterest income.

Interest income
(dollars in thousands)
	Six Months Ended		Change 2021 vs. 2020
	June 30, 2021	June 30, 2020	Amount	Percentage
Interest income:
Loans	$11,437	$9,273	$2,164	23.3%
Securities	511	812	(301)	(37.1)
Other	114	294	(180)	(61.2)
Total interest income	$12,062	$10,379	$1,683	16.2%

Comparing the six-month periods, the increase in total interest income from loans in 2021 is primarily attributed to $1.9 million of interest income and fees (net of costs) generated from PPP loans compared to $392,000 for the first half of 2020. A higher volume of commercial real estate and residential real estate loan originations in the first half of 2021 also contributed to increased interest income from loans.  The decrease in interest income from securities is a function of lower volume and rates while the decrease in interest income from other interest-earning assets is a function of lower rates.

Interest expense:
(dollars in thousands)	Six Months Ended		Change 2021 vs. 2020
	June 30, 2021	June 30, 2020	Amount	Percentage
Total interest expense	$1,044	$1,667	$(623)	(37.4%	)

Comparing the six-month periods, a $69.8 million increase in the average balance of interest-bearing liabilities was offset by a 42 basis points decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses

The Company did not record any provision for loan losses during the first quarter of 2021 due to a $7.0 million reduction in total portfolio loan balances (excluding PPP loans) since year-end 2020.  During the second quarter, the Company reported a credit for loan losses of $185,000 due to no specific reserve requirements, loan recoveries, and a decrease in the amount of COVID-19 unallocated reserve. This differed greatly from the six months ended June 30, 2020 when the Company's provision for loan losses increased substantially over prior periods due to $1.0 million in net charge-offs and the creation of an unallocated reserve in anticipation, at that time, of possible COVID-19 related credit deterioration.

Noninterest income
(dollars in thousands)	Six Months Ended		Change 2021 vs. 2020
	June 30, 2021	June 30, 2020	Amount	Percentage
Service charges and fees on deposit accounts	$109	$108	$1	0.9%
Debit card/ATM revenue, net	233	160	73	45.6
Mortgage banking revenue, net	633	367	266	72.5
Income from bank-owned life insurance	130	80	50	62.5
Gain on sale of securities available for sale	108	-	108	N/A
Other income	79	66	13	19.7
Total noninterest income	$1,292	$781	$511	65.4%

Comparing the six-month periods, increases in debit card/ATM revenue (net of fees), mortgage banking revenue (net of direct origination costs) and BOLI combined with the $108,000 gain on sale of securities led to the $511,000 (65.4%) increase in noninterest income.  The mortgage team has continued to see strong volume through the first half of 2021.  The percentage of refinances to purchases has decreased and a higher purchase volume environment has returned. The mortgage team almost doubled its units in the first six months of 2021 as compared to the same period in 2020 and increased dollar volume by 54.6%.  The Bank's investment in BOLI has nearly doubled since June 2020, resulting in higher income to offset additional compensation expense. Increases in debit card/ATM net revenue are attributed to growth in transaction deposit accounts and the number of debit cards issued.

Noninterest expense
(dollars in thousands)	Six Months Ended		Change 2021 vs. 2020
	June 30, 2021	June 30, 2020	Amount	Percentage
Salaries and employee benefits	$3,657	$3,164	$493	15.6%
Occupancy and equipment	764	719	45	6.3
Professional fees	250	174	76	43.7
Marketing	339	301	38	12.6
FDIC Assessment	119	119	-	-
Software maintenance and amortization	501	394	107	27.2
Other	945	886	59	6.7
Total noninterest expense	$6,575	$5,757	$818	14.2%

Over 60% of the increase in noninterest expense in the first half of 2021 is attributed to higher salary and commission expense.  At June 30, 2021, the Company had six additional FTEs compared to June 30, 2020.  The increases in other noninterest expense categories, for the most part, represent a growing bank.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $1.4 million for the six months ended June 30, 2021, compared to income taxes of $437,000 for the six months ended June 30, 2020, with the increase attributed to higher pre-tax earnings in 2021. The effective tax rate was 24.1% for the six month period ended June 30, 2021 versus 23.3% for the six month period ended June 30, 2020.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At June 30, 2021, the Bank had access to approximately $52.8 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $28.0 million in unsecured lines of credit maintained with correspondent banks.

The Company has a $15 million revolving line of credit with TNB. As of June 30, 2021, the Company's outstanding borrowings under this line totaled $3,075,000.

Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $12.3 million at June 30, 2021 compared to $13.9 million at December 31, 2020. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 30.7% and 18.1% of total assets at June 30, 2021 and December 31, 2020, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At June 30, 2021, total deposits were $683.4 million, of which $21.2 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $63.8 million at June 30, 2021 compared to $60.3 million at December 31, 2020.  In 2020, the Company obtained a $15 million revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At June 30, 2021, the Company had a $3,075,000 outstanding loan balance and reported year-to-date interest expense of $7,000 under this revolving line of credit.  The Company contributed $2.2 million to the capital of the Bank during the second quarter of 2021.

At June 30, 2021, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with a 9.01% Tier 1 Leverage Capital Ratio, a 13.87% Equity Tier 1 Risk-Based Capital Ratio, a 13.87% Tier 1 Risk-Based Capital Ratio, and a 15.11% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at June 30, 2021 and December 31, 2020 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2021
Tier 1 Leverage Capital	$65,946	9.01%	$29,274	4.00%	$36,592	5.00%
Common Equity Tier 1 Risk-based Capital	65,946	13.87	21,403	4.50	30,916	6.50
Tier 1 Risk-based Capital	65,946	13.87	28,538	6.00	38,050	8.00
Total Risk-based Capital	71,845	15.11	38,050	8.00	47,563	10.00

As of December 31, 2020
Tier 1 Leverage Capital	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Risk-based Capital	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Risk-based Capital	57,800	13.29	26,100	6.00	34,799	8.00
Total Risk-based Capital	63,245	14.54	34,799	8.00	43,499	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending June 30, 2021 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2021, the Company issued 1,680 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $33,000.  These shares were all issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020

10.2	Promissory Note to Thomasville National Bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Timberlane Office	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19, 2018	Exhibit 10.1 to Form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of November 19, 2018.	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of November 19, 2018.	Exhibit 10.3 to Form 8-K filed on November 20, 2018

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018.

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Branch	Filed Exhibit 10.14 to Form 10-Q filed on May 9, 2019

10.15	Defined Contribution Agreement by and between Prime Meridian Bank and Susan Payne Turner, dated as of July 14, 2021	Filed as Exhibit 10.15 to Form 8-K/A filed on August 2, 2021

10.16	Defined Contribution Agreement by and between Prime Meridian Bank and Monte Ward, dated as of July 14, 2021	Filed as Exhibit 10.16 to Form 8-K/A filed on August 2, 2021

10.17	Defined Contribution Agreement by and between Prime Meridian Bank and Clint Weber dated as of July 14, 2021	Filed as Exhibit 10.17 to Form 8-K/A filed on August 2, 2021

10.18	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Susan Payne Turner dated as of July 1, 2021	Filed herewith

10.19	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Monte Ward dated as of July 1, 2021	Filed herewith

10.20	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Clint Weber dated as of July 1, 2021	Filed herewith

10.21	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Sammie D. Dixon, Jr. dated as of January 1, 2019	Filed herewith

10.22	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Chris L. Jensen, Jr. dated as of January 1, 2019	Filed herewith

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2015

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

August 6, 2021
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
August 6, 2021
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer