Form 10-Q
period 2021-09-30
Prime Meridian Holding Co
filed 2021-11-09
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☒	Smaller reporting company: ☒
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2021: 3,129,046

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2021 (unaudited) and December 31, 2020	2

Condensed Consolidated Statements of Earnings Three and Nine Months ended September 30, 2021 and 2020 (unaudited)	3

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months ended September 30, 2021 and 2020 (unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months ended September 30, 2021 and 2020 (unaudited)	5-6

Condensed Consolidated Statements of Cash Flows Nine Months ended September 30, 2021 and 2020 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8-24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	38-39

Signatures	40

Certifications

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$10,336	$5,008
Federal funds sold	135,825	22,561
Interest-bearing deposits	66,491	41,416
Total cash and cash equivalents	212,652	68,985
Debt securities available for sale	67,124	61,879
Loans held for sale	10,976	13,593
Loans, net of allowance for loan losses of $5,900 and $6,092	476,513	476,661
Federal Home Loan Bank stock	366	493
Premises and equipment, net	8,018	8,248
Right of use operating lease asset	3,310	3,466
Accrued interest receivable	1,478	1,960
Bank-owned life insurance	12,085	10,685
Other assets	1,952	1,324
Total assets	$794,474	$647,294

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$219,996	$162,013
Savings, NOW and money-market deposits	448,528	362,147
Time deposits	49,817	56,432
Total deposits	718,341	580,592
Other borrowings	3,075	-
Official checks	1,168	1,109
Operating lease liability	3,443	3,580
Other liabilities	2,798	1,758
Total liabilities	728,825	587,039
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,127,730 and 3,119,471 issued and outstanding	31	31
Additional paid-in capital	38,822	38,568
Retained earnings	26,412	20,255
Accumulated other comprehensive income	384	1,401
Total stockholders' equity	65,649	60,255
Total liabilities and stockholders' equity	$794,474	$647,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Interest income:
Loans	$5,819	$5,101	$17,256	$14,374
Securities	283	311	794	1123
Other	78	43	192	337
Total interest income	6,180	5,455	18,242	15,834
Interest expense:
Deposits	502	710	1,539	2,346
Other borrowings	25	-	32	31
Total interest expense	527	710	1,571	2,377
Net interest income	5,653	4,745	16,671	13,457
Provision (credit) for loan losses	-	621	(185)	2,484
Net interest income after provision (credit) for loan losses	5,653	4,124	16,856	10,973
Noninterest income:
Service charges and fees on deposit accounts	61	48	170	156
Debit card/ATM revenue, net	108	91	341	251
Mortgage banking revenue, net	325	224	958	591
Income from bank-owned life insurance	73	40	203	120
Gain on sale of debt securities available for sale	-	-	108	-
Other income	46	167	125	233
Total noninterest income	613	570	1,905	1,351
Noninterest expense:
Salaries and employee benefits	2,028	1,498	5,685	4,662
Occupancy and equipment	380	377	1,144	1,096
Professional fees	103	89	353	263
Marketing	197	97	536	398
FDIC assessment	78	68	197	187
Software maintenance, amortization and other	237	205	738	599
Other	480	415	1,425	1,301
Total noninterest expense	3,503	2,749	10,078	8,506
Earnings before income taxes	2,763	1,945	8,683	3,818
Income taxes	664	464	2,088	901
Net earnings	$2,099	$1,481	$6,595	$2,917

Earnings per common share:
Basic	$0.67	$0.47	$2.11	$0.92
Diluted	0.67	0.47	2.10	0.92
Cash dividends per common share	-	-	0.14	0.12

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net earnings	$2,099	$1,481	$6,595	$2,917
Other comprehensive (loss) income:
Change in unrealized gain on debt securities available for sale:
Unrealized (loss) gain arising during the period	(430)	79	(1,255)	1,626
Reclassification adjustment for realized gain	-	-	(108)	-
Net change in unrealized (loss) gain	(430)	79	(1,363)	1,626
Deferred income tax benefit (expense) on above change	109	(21)	346	(412)
Total other comprehensive (loss) income	(321)	58	(1,017)	1,214
Comprehensive income	$1,778	$1,539	$5,578	$4,131

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months ended September 30, 2021 and 2020

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
(dollars in thousands)
Balance at December 31, 2019	3,191,288	$32	$39,456	$16,180	$200	$55,868
Net earnings for the three months ended March 31, 2020 (unaudited)	-	-	-	716	-	716
Dividends paid (unaudited)	-	-	-	(383)	-	(383)
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	611	611
Stock options exercised (unaudited)	2,000	-	25	-	-	25
Common stock retirement (unaudited)	(82,784)	(1)	(1,216)	-	-	(1,217)
Common stock issued as compensation to directors (unaudited)	995	-	20	-	-	20
Issuance of restricted stock (unaudited)	3,835	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	51	-	-	51
Balance at March 31, 2020 (unaudited)	3,115,334	$31	$38,336	$16,513	$811	$55,691
Net earnings for the three months ended June 30, 2020 (unaudited)	-	-	-	720	-	720
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	545	545
Common stock issued as compensation to directors (unaudited)	1,165	-	21	-	-	21
Stock-based compensation (unaudited)	-	-	55	-	-	55
Balance at June 30, 2020 (unaudited)	3,116,499	$31	$38,412	$17,233	$1,356	$57,032
Net earnings for the three months ended September 30, 2020 (unaudited)	-	$-	$-	$1,481	$-	$1,481
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	58	58
Common stock issued as compensation to directors (unaudited)	1,343	-	25	-	-	25
Stock-based compensation (unaudited)	-	-	55	-	-	55
Balance at September 30, 2020 (unaudited)	3,117,842	$31	$38,492	$18,714	$1,414	$58,651

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months ended September 30, 2021 and 2020

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
(dollars in thousands)
Balance at December 31, 2020	3,119,471	$31	$38,568	$20,255	$1,401	$60,255
Net earnings for the three months ended March 31, 2021 (unaudited)	-	-	-	2,234	-	2,234
Dividends paid (unaudited)	-	-	-	(438)	-	(438)
Net change in unrealized gain on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(1,003)	(1,003)
Stock options exercised (unaudited)	120	-	2	-	-	2
Common stock issued as compensation to directors (unaudited)	1,122	-	22	-	-	22
Issuance of restricted stock (unaudited)	4,081	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	57	-	-	57
Balance at March 31, 2021 (unaudited)	3,124,794	$31	$38,649	$22,051	$398	$61,129
Net earnings for the three months ended June 30, 2021 (unaudited)	-	-	-	2,262	-	2,262
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	307	307
Common stock issued as compensation to directors (unaudited)	1,680	-	33	-	-	33
Stock-based compensation (unaudited)	-	-	56	-	-	56
Balance at June 30, 2021 (unaudited)	3,126,474	$31	$38,738	$24,313	$705	$63,787
Net earnings for the three months ended September 30, 2021 (unaudited)	-	-	-	2,099	-	2,099
Net change in unrealized gain on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	(321)	(321)
Stock options exercised (unaudited)	30	-	1	-	-	1
Common stock issued as compensation to directors (unaudited)	1,226	-	26	-	-	26
Stock-based compensation (unaudited)	-	-	57	-	-	57
Balance at September 30, 2021 (unaudited)	3,127,730	$31	$38,822	$26,412	$384	$65,649

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net earnings	$6,595	$2,917
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	497	496
Provision (credit) for loan losses	(185)	2,484
Net accretion of deferred loan fees	(2,047)	(179)
Gain on sale of debt securities available for sale	(108)	-
Net amortization of premiums and discounts on debt securities available for sale	238	313
Gain on sale of loans held for sale	(958)	(591)
Proceeds from the sale of loans held for sale	155,371	107,456
Loans originated as held for sale	(151,796)	(115,572)
Stock-based compensation expense	251	227
Income from bank-owned life insurance	(203)	(120)
Net decrease (increase) in accrued interest receivable	482	(742)
Net change in operating leases	19	19
Net increase in other assets	(282)	(1,427)
Net increase in other liabilities and official checks	1,099	1,423
Net cash provided by (used in) operating activities	8,973	(3,296)
Cash flows from investing activities:
Loan originations, net of principal repayments	2,380	(130,471)
Purchase of debt securities available for sale	(26,471)	(13,726)
Principal repayments of debt securities available for sale	10,815	11,963
Proceeds from sale of debt securities available for sale	5,874	-
Maturities and calls of debt securities available for sale	3,044	3,349
Repurchase (purchase) of Federal Home Loan Bank stock	127	(89)
Purchase of bank owned life insurance	(1,197)	-
Purchase of premises and equipment	(267)	(962)
Net cash used in investing activities	(5,695)	(129,936)
Cash flows from financing activities:
Net increase in deposits	137,749	116,983
Change in other borrowings	3,075	(1,254)
Proceeds from stock options exercised	3	25
Common stock retirement	-	(1,217)
Common stock dividends paid	(438)	(383)
Net cash provided by financing activities	140,389	114,154
Net increase (decrease) in cash and cash equivalents	143,667	(19,078)
Cash and cash equivalents at beginning of period	68,985	75,082
Cash and cash equivalents at end of period	$212,652	$56,004
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$1,578	$2,399
Income taxes	$1,738	$1,025
Noncash transactions:
Accumulated other comprehensive income, net change in unrealized (loss) gain on debt securities available for sale, net of taxes	$(1,017)	$1,214
Loans transferred to other real estate owned	$-	$234

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on March 22, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Recent Accounting Standards Update.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for its circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on debt securities available for sale and purchased financial assets with credit deterioration. The new guidance was originally set to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  However, on October 16, 2019, FASB approved an ASU that grants private companies, non-for-profit organizations and certain small public companies until January, 2023 to implement this ASU. The Company is classified as a small reporting company who would qualify for this additional time to implement this ASU.  The Company is still in the process of determining the effect of the ASU on its condensed consolidated financial statements.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale

Debt securities are classified according to management's intent. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At September 30, 2021
U.S. Government agency securities	$986	$-	$(4)	$982
Municipal securities	16,481	346	(191)	16,636
Mortgage-backed securities	44,407	599	(272)	44,734
Asset-backed securities	4,735	42	(5)	4,772
Total	$66,609	$987	$(472)	$67,124

At December 31, 2020
U.S. Government agency securities	$170	$2	$-	$172
Municipal securities	15,500	626	-	16,126
Mortgage-backed securities	39,151	1,300	(13)	40,438
Asset-backed securities	5,180	9	(46)	5,143
Total	$60,001	$1,937	$(59)	$61,879

The following table summarizes the sale of debt securities available for sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Proceeds from sale of debt securities	$-	$-	$5,874	$-
Gross gains	-	-	108	-
Gross losses	-	-	-	-
Net gain on sale of debt securities	$-	$-	$108	$-

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At September 30, 2021
U.S. Government agency securities	$(4)	$963	$-	$-
Municipal securities	(191)	7,393	-	-
Mortgage-backed securities	(272)	20,415	-	-
Asset-backed securities	-	-	(5)	1,484
Total	$(467)	$28,771	$(5)	$1,484

At December 31, 2020
Mortgage-backed securities	$(5)	$992	$(8)	$767
Asset-backed securities	-	-	(46)	3,494
Total	$(5)	$992	$(54)	$4,261

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale, Continued

The unrealized losses at September 30, 2021 and December 31, 2020 on nineteen and seven securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At September 30, 2021
U.S. Government agency securities	$982	$-	$982	$-
Municipal securities	16,636	-	16,636	-
Mortgage-backed securities	44,734	-	44,734	-
Asset-backed securities	4,772	-	4,772	-
Total	$67,124	$-	$67,124	$-

At December 31, 2020
U.S. Government agency securities	$172	$-	$172	$-
Municipal securities	16,126	-	16,126	-
Mortgage-backed securities	40,438	-	40,438	-
Asset-backed securities	5,143	-	5,143	-
Total	$61,879	$-	$61,879	$-

The scheduled maturities of debt securities are as follows:

	At September 30, 2021
	Amortized	Fair
	Cost	Value
(in thousands)
Due in less than one year	$20	$20
Due in one to five years	324	344
Due in five to ten years	10,752	10,714
Due after ten years	11,106	11,312
Mortgage-backed securities	44,407	44,734
Total	$66,609	$67,124

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At September 30, 2021	At December 31, 2020
Real estate mortgage loans:
Commercial	$140,961	$133,473
Residential and home equity	181,031	158,120
Construction	60,395	44,466
Total real estate mortgage loans	382,387	336,059

Commercial loans	93,900	141,542
Consumer and other loans	7,347	6,312
Total loans	483,634	483,913

Add (deduct):
Net deferred loan fees	(1,221)	(1,160)
Allowance for loan losses	(5,900)	(6,092)
Loans, net	$476,513	$476,661

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserves	Total
Three Month Period Ended September 30, 2021
Beginning balance	$1,532	$1,987	$538	$1,202	$79	$561	$5,899
Provision (credit) for loan losses	50	118	190	(16)	17	(359)	-
Net (charge-offs) recoveries	-	6	-	-	(5)	-	1
Ending balance	$1,582	$2,111	$728	$1,186	$91	$202	$5,900
Three Month Period Ended September 30, 2020
Beginning balance	$1,213	$1,637	$514	$1,536	$112	$236	$5,248
Provision (credit) for loan losses	208	48	(63)	95	10	323	621
Net (charge-offs) recoveries	-	-	-	8	(44)	-	(36)
Ending balance	$1,421	$1,685	$451	$1,639	$78	$559	$5,833

Nine Month Period Ended September 30, 2021
Beginning balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092
Provision (credit) for loan losses	82	294	189	(425)	32	(357)	(185)
Net (charge-offs) recoveries	-	(10)	-	19	(16)	-	(7)
Ending balance	$1,582	$2,111	$728	$1,186	$91	$202	$5,900
Nine Month Period Ended September 30, 2020
Beginning balance	$1,046	$1,573	$415	$1,284	$96	$-	$4,414
Provision (credit) for loan losses	375	160	36	1,323	31	559	2,484
Net (charge-offs) recoveries	-	(48)	-	(968)	(49)	-	(1,065)
Ending balance	$1,421	$1,685	$451	$1,639	$78	$559	$5,833

At September 30, 2021
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$-	$-	$-	$-
Balance in allowance for loan losses	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment:
Recorded investment	$140,961	$181,031	$60,395	$93,900	$7,347	$-	$483,634
Balance in allowance for loan losses	$1,582	$2,111	$728	$1,186	$91	$202	$5,900

At December 31, 2020
Individually evaluated for impairment:
Recorded investment	$-	$666	$-	$585	$-	$-	$1,251
Balance in allowance for loan losses	$-	$-	$-	$179	$-	$-	$179
Collectively evaluated for impairment:
Recorded investment	$133,473	$157,454	$44,466	$140,957	$6,312	$-	$482,662
Balance in allowance for loan losses	$1,500	$1,827	$539	$1,413	$75	$559	$5,913

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At September 30, 2021
Grade:
Pass	$138,004	$179,255	$60,276	$93,739	$7,296	$478,570
Special mention	2,957	1,776	119	125	51	5,028
Substandard	-	-	-	36	-	36
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$140,961	$181,031	$60,395	$93,900	$7,347	$483,634

At December 31, 2020
Grade:
Pass	$130,846	$156,985	$43,622	$140,370	$6,278	$478,101
Special mention	2,627	469	844	405	34	4,379
Substandard	-	666	-	767	-	1,433
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$133,473	$158,120	$44,466	$141,542	$6,312	$483,913

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2021
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$140,961	$-	$140,961
Residential and home equity	-	-	-	-	181,031	-	181,031
Construction	-	82	-	82	60,313	-	60,395
Commercial loans	444	-	-	444	93,456	-	93,900
Consumer and other loans	-	-	-	-	7,347	-	7,347
Total	$444	$82	$-	$526	$483,108	$-	$483,634

At December 31, 2020
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$133,473	$-	$133,473
Residential and home equity	536	-	-	536	156,918	666	158,120
Construction	195	-	-	195	44,271	-	44,466
Commercial loans	-	-	-	-	140,957	585	141,542
Consumer and other loans	-	-	-	-	6,312	-	6,312
Total	$731	$-	$-	$731	$481,931	$1,251	$483,913

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

There were no impaired loans at September 30, 2021.  The following table summarizes the amount of impaired loans at December 31, 2020:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2020
Real estate mortgage loans-
Residential and home equity	$666	$666	$-	$-	$-	$666	$666	$-
Commercial loans	-	-	585	585	179	585	585	179
Total	$666	$666	$585	$585	$179	$1,251	$1,251	$179

There were no collateral dependent loans measured at fair value on a nonrecurring basis at September 30, 2021 and   December 31, 2020.

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended September 30,
	2021			2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$-	$-	$-	$27	$-	$-
Residential and home equity	-	-	-	933	-	-
Commercial loans	-	-	-	850	5	5
Consumer	-	-	-	26	-	-
Total	$-	$-	$-	$1,836	$5	$5

	Nine Months Ended September 30,
	2021			2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$-	$-	$-	$322	$12	$11
Residential and home equity	436	-	-	915	-	-
Commercial loans	233	-	-	1,232	12	12
Consumer	-	-	-	17	-	-
Total	$669	$-	$-	$2,486	$24	$23

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs. The Company entered into no new TDRs during the three and nine months ended September 30, 2021 and 2020.  At September 30, 2021, the Company had no loans identified as TDRs.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2021, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  September 30, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2021, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2021
Tier 1 Leverage Capital	$68,218	8.82%	$30,940	4.00%	$38,675	5.00%
Common Equity Tier 1 Risk-based Capital	68,218	13.30	23,087	4.50	33,349	6.50
Tier 1 Risk-based Capital	68,218	13.30	30,783	6.00	41,044	8.00
Total Risk-based Capital	74,118	14.45	41,044	8.00	51,305	10.00

As of December 31, 2020
Tier 1 Leverage Capital	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Risk-based Capital	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Risk-based Capital	57,800	13.29	26,100	6.00	34,799	8.00
Total Risk-based Capital	63,245	14.54	34,799	8.00	43,499	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2021 and 2020, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2021			2020
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending September 30:
Basic EPS:
Net earnings	$2,099	3,127,524	$0.67	$1,481	3,117,623	$0.47
Effect of dilutive securities-incremental shares from assumed conversion of options		17,493			57
Diluted EPS:
Net earnings	$2,099	3,145,017	$0.67	$1,481	3,117,680	$0.47

Nine Months Ending September 30:
Basic EPS:
Net earnings	$6,595	3,125,777	$2.11	$2,917	3,139,183	$0.92
Effect of dilutive securities-incremental shares from assumed conversion of options		8,459			73
Diluted EPS:
Net earnings	$6,595	3,134,236	$2.10	$2,917	3,139,256	$0.92

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) permits the Company to grant the Company’s key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock.

As of September 30, 2021, 196,837 shares are available to be issued under the 2015 Stock Plan as restricted stock, underlying options, or otherwise. A summary of the stock option activity for the nine months ended September 30, 2021 and 2020 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2019	272,267	$19.80
Options granted	15,000	$20.05
Options forfeited	(170)	20.09
Outstanding on September 30, 2020	287,097	$19.82
Options forfeited	(15,040)	$20.05
Outstanding at December 31, 2020	272,057	$19.80
Options granted	4,000	$22.64
Options exercised	(150)	20.09
Options forfeited	(15,250)	20.09
Outstanding at September 30, 2021	260,657	$19.83	6.05	$281,000
Exercisable at September 30, 2021	161,677	$19.60	5.58	$212,000

The fair value of shares vested and recognized as compensation expense was $57,000 and $55,000 for the three months ended September 30, 2021 and 2020, and $170,000 and $161,000 for the nine months ended September 30, 2021 and 2020, respectively. These amounts include expense of $19,000 and $12,000 recognized on restricted common stock shares issued during the three months ended September 30, 2021 and 2020 and $53,000 and $34,000 for the nine months ended September 30, 2021 and 2020, respectively. The deferred tax benefit related to stock options was $5,000 and $9,000 for the three months ended September 30, 2021 and 2020, respectively, and $15,000 and $16,000 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was $252,000 in unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 1.9 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans, Continued

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended September 30, 2021 and 2020, our directors received 1,226 and 1,343 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $26,000 and $25,000, respectively.  For the nine months ended September 30, 2021 and 2020, our directors received 4,028 and 3,503 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $81,000 and $66,000, respectively. At  September 30, 2021, 42,680 shares remained available for grant.

Restricted Stock

During the nine months ended September 30, 2021 and 2020, the Company issued 4,081 and 3,835 restricted common stock shares, respectively, to its CEO as part of his bonus incentive earned for the Company’s performance in 2020 and 2019, respectively. The restricted stock awards are on a three-year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value

Non-vested restricted stock outstanding at December 31, 2019	3,600	$18.52	$67,000
Non-vested restricted stock granted in 2020	3,835	20.40	78,000
Restricted stock shares vested in 2020	(1,200)	(18.52)	(22,000)
Non-vested restricted stock outstanding at December 31, 2020	6,235	$19.64	$123,000
Non-vested restricted stock granted in 2021	4,081	$18.04	74,000
Restricted stock shares vested in 2021	(2,478)	19.49	(48,000)
Non-vested restricted stock outstanding at September 30, 2021	7,838	$18.88	$149,000

During the nine months ended September 30, 2021 and 2020, the Company recognized $53,000 and $34,000, respectively, as expense related to restricted stock grants.  At September 30, 2021, the Company had $101,000 in unrecognized expense to be recognized over a weighted-average period of 1.8 years.

(7)	Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $68.0 million at  September 30, 2021. At  September 30, 2021 and December 31, 2020, the Company had no outstanding loans under this line.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25% and will adjust daily to the then-current Wall Street Journal Prime Rate. At September 30, 2021, the interest rate was 3.25%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At September 30, 2021, the Company had a $3,075,000 outstanding loan balance and incurred $32,000 in year-to-date interest expense under this line of credit.

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

	September 30, 2021	December 31, 2020
dollars in thousands
Notional amount - interest rate swaps:
Stand-alone derivatives	$20,693	$21,100

Weighted-average pay rate - interest rate swaps	3.69%	3.68%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	13.8	14.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$642	$163
Stand-alone derivatives - interest rate swaps (other liabilities)	$(642)	$(163)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At September 30, 2021		At December 31, 2020
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$212,652	$212,652	$68,985	$68,985
Debt securities available for sale	2	67,124	67,124	61,879	61,879
Loans held for sale	3	10,976	11,159	13,593	13,814
Loans, net	3	476,513	482,875	476,661	487,652
Federal Home Loan Bank stock	3	366	366	493	493
Accrued interest receivable	3	1,478	1,478	1,960	1,960
Derivative contract assets	3	642	642	163	163

Financial liabilities:
Deposits	3	718,341	718,562	580,592	581,073
Derivative contract liabilities	3	642	642	163	163

Off-Balance Sheet Items	3	-	-	-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

(10)	Off-Balance Sheet Financial Instruments

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $478,000 at  September 30, 2021.

Guaranteed accounts are irrevocable standby letters of credit issued by us to guarantee a client’s credit line with our third-party credit card company, Card Assets and its issuing bank, First Arkansas Bank & Trust. As a part of this agreement, we are responsible for the established credit limit on certain accounts plus 10%. The maximum potential amount of future payments we could be required to make is represented by the dollar amount disclosed in the table below.

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At September 30, 2021
(in thousands)
Commitments to extend credit	$13,437
Construction loans in process	$50,196
Unused lines of credit	$66,338
Standby financial letters of credit	$2,733
Standby performance letters of credit	$100
Guaranteed accounts	$1,370

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(11)	Contingency

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

Management believes credit quality deterioration directly related to the pandemic could materialize in the future due to continued disruption in the global supply chains, labor shortages across many industries, and the potential for new and more dangerous variants of the virus to emerge. Since March of 2020, the Company had a peak of 70 payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of those were for loans secured with real estate.  That number declined to one loan modification totaling $411,000 as of September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and nine months ended September 30, 2021are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2021	December 31, 2020	September 30, 2020
Average equity as a percentage of average assets	8.60%	9.64%	9.76%
Equity to total assets at end of period	8.26	9.31	9.45
Return on average assets(1)	1.21	0.75	0.67
Return on average equity(1)	14.08	7.77	6.84
Noninterest expense to average assets(1)	1.85	2.01	1.95
Nonperforming loans to total loans at end of period	-	0.26	0.33
Nonperforming assets to total assets	-	0.19	0.25

(1) Annualized for the nine months ended September 30, 2021 and 2020

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of September 30, 2021, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Management believes credit quality deterioration directly related to the pandemic could materialize in the future due to continued disruption in the global supply chains, labor shortages across many industries, and the potential for new and more dangerous variants of the virus to emerge. Since March of 2020, the Company had a peak of 70 requests for payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of the requests weren for loans secured with real estate.  That number declined to one loan modification totaling $411,000 as of September 30, 2021.

FINANCIAL CONDITION

Average assets totaled $771.9 million and $726.5 million for the three and nine months ended September 30, 2021, respectively, an increase of $153.0 million (24.7%) and $144.4 million (24.8%), over the comparable periods in 2020. Comparing the third quarters of 2020 and 2021, 80.9% of the growth in average assets stemmed from an increase in other interest-earning assets due to the continued liquidity in the economy. The average balance of PPP loans decreased $39.1 million to $43.0 million from the third quarter of 2020 to the third quarter of 2021 and increased $12.8 million to $61.0 million from the nine-month period ended September 30, 2020 to the nine-month period ended September 30, 2021, illustrating the varying impacts PPP loans have had on both the income statement and balance sheet.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At September 30, 2021, our debt securities available for sale investment portfolio included U.S. government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities.  As of the same date, this portfolio had a fair market value of $67.1 million and an amortized cost value of $66.6 million. At September 30, 2021 and December 31, 2020, our investment securities portfolio represented approximately 8.4% and 9.6% of our total assets, respectively. The average yield on the average balance of investment securities for the nine months ended September 30, 2021 was 1.72%, compared to 2.30% for the comparable period in 2020.

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

The Company’s gross loan portfolio remained flat with December 31, 2020 as non-PPP loan originations were offset by PPP loan forgiveness.  Excluding the quarter-end balance of PPP loans ($66.8 million at December 31, 2020 and $27.6 million at September 30, 2021), the Company's gross loan portfolio increased $38.9 million since 2020 year-end.  This was following a high level ($78.8 million) of non-PPP loan payoffs in the first nine months of 2021.  At September 30, 2021, PPP loans comprised $27.6 million, or 5.7%, of total loans.  Management expects that the majority of these loans will be forgiven by the end of 2021. The remaining fees to be collected on this balance, net of costs, totals $1.3 million. In total, approximately 79.1% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at September 30, 2021 compared to 69.5% at December 31, 2020. Subtracting out the PPP loans, the percentage of the total loan portfolio collateralized by commercial and residential real estate mortgages was 83.8% at September 30, 2021.

Nonperforming assets.  At September 30, 2021, the Company had no nonperforming assets compared to $1.25 million of nonperforming assets at December 31, 2020.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At September 30, 2021, the Bank had no loans on nonaccrual status, compared to five nonaccrual loans totaling $1.25 million at December 31, 2020. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. During the second quarter of 2021, the Bank reported a $185,000 credit provision for loan losses due to no specific reserve requirements, loan recoveries, and a decrease in the amount of COVID-19 unallocated reserve. The Company did not carry any aggregate specific reserves at September 30, 2021.  The Company had a net recovery of $1,000 during the quarter ended September 30, 2021 compared to net charge-offs of $36,000, or 0.03% annualized of average loans, in the third quarter of 2020.  Management believes the allowance for loan losses, which was $5.9 million or 1.29% of gross loans (excluding PPP loans) at September 30, 2021 is adequate to cover losses inherent in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at September 30, 2021 were $718.3 million, an increase of $137.7 million, or 23.7%, from December 31, 2020, with growth coming from both noninterest-bearing and interest-bearing accounts and attributed to expansion of existing relationships, the addition of new clients, and to a lesser extent, due to PPP activity.  The Company's PPP-sourced deposits were estimated to be $1.96 million at September 30, 2021.  Despite the reduction that has already occurred in PPP-sourced deposits, management believes that the potential exists for our deposit levels to fluctuate in the near future due to the unprecedented level of liquidity in the market. The average balance of noninterest-bearing deposits accounted for 29.6% of the average balance of total deposits for the nine months ended September 30, 2021, compared to 25.8% for the nine months ended September 30, 2020.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of September 30, 2021, to borrow up to $68.0 million. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $28.0 million at September 30, 2021. There were no loans outstanding under any of these lines at September 30, 2021.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25% and will adjust daily to the then-current Wall Street Journal Prime Rate. At September 30, 2021, the interest rate was 3.25%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank.  At September 30, 2021, the Company had a $3,075,000 outstanding loan balance and incurred $32,000 in year-to-date interest expense under this line.

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

As shown in the following table, there was compression in the Company's net interest margin for both the three and nine month periods ended September 30, 2021 due to a shift in the asset mix towards lower-yielding earning assets triggered by excess liquidity in the market and the resulting high level of cash balances on the Bank's balance sheet.

	For the Three Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$477,322	$5,708	4.78%	$459,984	$5,000	4.35%
Loans held for sale	12,437	111	3.57	11,624	101	3.48
Debt securities available for sale	65,226	283	1.74	64,032	311	1.94
Other(2)	184,525	78	0.17	60,729	43	0.28
Total interest-earning assets	739,510	$6,180	3.34%	596,369	$5,455	3.66%
Noninterest-earning assets	32,357			22,485
Total assets	$771,867			$618,854

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$435,213	$426	0.39%	$336,751	$420	0.50%
Time deposits	49,844	76	0.61	64,967	290	1.79
Total interest-bearing deposits	485,057	502	0.41	401,718	710	0.71
Other borrowings	3,075	25	3.25	-	-	-
Total interest-bearing liabilities	488,132	$527	0.43%	401,718	$710	0.71%
Noninterest-bearing deposits	213,570			152,026
Noninterest-bearing liabilities	5,529			7,431
Stockholders' equity	64,636			57,679
Total liabilities and stockholders' equity	$771,867			$618,854

Net earning assets	$251,378			$194,651
Net interest income		$5,653			$4,745
Interest rate spread (3)			2.91%			2.95%
Net interest margin(4)			3.06%			3.18%

Ratio of interest-earning assets to average interest-bearing liabilities	151.50%			148.45%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.
(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized
(5) Annualized

	For the Nine Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$481,762	$16,912	4.68%	$413,764	$14,108	4.55%
Loans held for sale	13,527	344	3.39	9,163	266	3.87
Debt securities available for sale	61,690	794	1.72	65,205	1,123	2.30
Other(2)	139,017	192	0.18	70,665	337	0.64
Total interest-earning assets	695,996	$18,242	3.49%	558,797	$15,834	3.78%
Noninterest-earning assets	30,490			23,257
Total assets	$726,486			$582,054

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$410,799	$1,243	0.40%	$308,518	$1,375	0.59%
Time deposits	51,874	296	0.76	67,378	971	1.92
Total interest-bearing deposits	462,673	1,539	0.44	375,896	2,346	0.83
Other borrowings	1,309	32	3.26	11,425	31	0.36
Total interest-bearing liabilities	463,982	$1,571	0.45%	387,321	$2,377	0.82%
Noninterest-bearing deposits	194,909			130,783
Noninterest-bearing liabilities	5,128			7,116
Stockholders' equity	62,467			56,834
Total liabilities and stockholders' equity	$726,486			$582,054

Net earning assets	$232,014			$171,476
Net interest income		$16,671			$13,457
Interest rate spread (3)			3.04%			2.96%
Net interest margin(4)			3.19%			3.21%

Ratio of interest-earning assets to average interest-bearing liabilities	150.00%			144.27%

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

Comparison of Operating Results for the Three Months Ended September 30, 2021 And 2020

Earnings Summary
(dollars in thousands)
			Change 3Q'21 vs. 3Q'20
	3Q'21	3Q'20	Amount	Percentage
Net Interest Income	$5,653	$4,745	$908	19.1%
Provision (credit) for loan losses	-	621	(621)	(100.0)
Noninterest income	613	570	43	7.5
Noninterest expense	3,503	2,749	754	27.4
Income Taxes	664	464	200	43.1
Net earnings	$2,099	$1,481	$618	41.7%

Compared to the same period a year ago, the increase in net earnings was driven by higher PPP origination fees, a larger volume of commercial real estate and residential real estate loan originations, and no provision for loan losses. Lower funding costs on deposits and higher noninterest income also contributed to higher net earnings in the third quarter of 2021 compared to the same period a year ago.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 3Q'21 vs. 3Q'20
	3Q'21	3Q'20	Amount	Percentage
Interest income:
Loans	$5,819	$5,101	$718	14.1%
Securities	283	311	(28)	(9.0)
Other	78	43	35	81.4
Total interest income	$6,180	$5,455	$725	13.3%

Compared to the third quarter of 2020, the increase in total interest income is mostly attributed to fee income from forgiven PPP loans and interest and fee income earned on a higher volume of commercial real estate and residential real estate loans.

Interest expense:
(dollars in thousands)			Change 3Q'21 vs. 3Q'20
	3Q'21	3Q'20	Amount	Percentage
Total interest expense	$527	$710	$(183)	(25.8)%

Interest expense declined $183,000, or 25.8%, from the third quarter of 2020 due to lower funding costs.  The average rate paid on interest-bearing deposits declined 30 basis points to 0.41% when compared to the third quarter of 2020.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company recorded no provision expense for loan losses during the third quarter of 2021. Although the Company recorded $375,000 in provision for new loan growth during the third quarter, this was offset by a $375,000 credit in the unallocated reserve related to the COVID-19 pandemic for credit deterioration that has not yet materialized. Given the ongoing labor and supply chain issues, management will continue to closely evaluate the Bank's loan portfolio and market conditions before making the decision to release more reserves.

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

Noninterest income
(dollars in thousands)			Change 3Q'21 vs. 3Q'20
	3Q'21	3Q'20	Amount	Percentage
Service charges and fees on deposit accounts	$61	$48	$13	27.1%
Debit card/ATM revenue, net	108	91	17	18.7
Mortgage banking revenue, net	325	224	101	45.1
Income from bank-owned life insurance	73	40	33	82.5
Other income	46	167	(121)	(72.5)
Total noninterest income	$613	$570	$43	7.5%

Compared to the third quarter of 2020, the increase in noninterest income was primarily driven by a $101,000 (45.1%) increase in mortgage banking revenue and smaller dollar increases in debit card/ATM income, income from BOLI, and services charges and fees on deposit accounts. These increases were partially offset by the $121,000 decrease in other income as the Company earned $132,000 in swap fee income in 2020 compared to $8,000 in 2021.

Noninterest expense
(dollars in thousands)			Change 3Q'21 vs. 3Q'20
	3Q'21	3Q'20	Amount	Percentage
Salaries and employee benefits	$2,028	$1,498	$530	35.4%
Occupancy and equipment	380	377	3	0.8
Professional fees	103	89	14	15.7
Marketing	197	97	100	103.1
FDIC Assessment	78	68	10	14.7
Software maintenance and amortization	237	205	32	15.6
Other	480	415	65	15.7
Total noninterest expense	$3,503	$2,749	$754	27.4%

Total noninterest expense increased $754,000 from the same period last year, driven by salaries and employee benefits.  Marketing expense also materially increased as a result of in person events resuming in our communities. Increases across all other noninterest expense categories reflect continued investment in the Bank's infrastructure.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $664,000 for the three months ended September 30, 2021, compared to income taxes of $464,000 for the three months ended September 30, 2020, with the increase attributed to higher pre-tax earnings in 2021. The effective tax rate was 24.0% in the third quarter of 2021 versus 23.9% in the third quarter of 2020.

Comparison of Operating Results for the NINE Months Ended September 30, 2021 And 2020

Earnings Summary
(dollars in thousands)
	Nine Months Ended		Change 2021 vs. 2020
	September 30, 2021	September 30, 2020	Amount	Percentage
Net Interest Income	$16,671	$13,457	$3,214	23.9%
Provision (credit) for loan losses	(185)	2,484	(2,669)	(107.4)
Noninterest income	1,905	1,351	554	41.0
Noninterest expense	10,078	8,506	1,572	18.5
Income Taxes	2,088	901	1,187	131.7
Net earnings	$6,595	$2,917	$3,678	126.1%

Year-to-date net income through September 30, 2021 more than doubled compared to the same period in 2020 due mostly to increased interest income and origination fees from PPP loans (totaling $2.8 million, net of costs, year-to-date in 2021 versus $922,000 for the same period in 2020) and a $185,000 credit provision for loan losses in 2021.  Also contributing to higher profitability in 2021 was a $554,000, or 41.0%, increase in noninterest income.  Higher noninterest expense and income tax expense partially offset these income contributors.

Interest income
(dollars in thousands)
	Nine Months Ended		Change 2021 vs. 2020
	September 30, 2021	September 30, 2020	Amount	Percentage
Interest income:
Loans	$17,256	$14,374	$2,882	20.1%
Securities	794	1,123	(329)	(29.3)
Other	192	337	(145)	(43.0)
Total interest income	$18,242	$15,834	$2,408	15.2%

Comparing the nine-month periods, the increase in total interest income from loans in 2021 is primarily attributed to $2.8 million of interest income and fees (net of costs) generated from PPP loans compared to $922,000 for the first nine months of 2020. A higher volume of commercial real estate and residential real estate loan originations in 2021 also contributed to increased interest income from loans.  The decrease in interest income from securities is a function of lower volume and rates while the decrease in interest income from other interest-earning assets is a function of lower rates.

Interest expense:
(dollars in thousands)	Nine Months Ended		Change 2021 vs. 2020
	September 30, 2021	September 30, 2020	Amount	Percentage
Total interest expense	$1,571	$2,377	$(806)	(33.9%)

Comparing nine-month periods, a $76.7 million increase in the average balance of interest-bearing liabilities was offset by a 37 basis points decrease in the cost of interest-bearing liabilities

Provision for Loan Losses

Year-to-date, the Company has recorded a $185,000 credit provision for loan losses. The Company's gross loan portfolio (excluding PPP) increased $38.9 million (9.3%) since year-end 2020. The Company recorded $597,000 in provision for new loan growth which was offset by a $357,000 credit in the unallocated reserve related to the COVID-19 pandemic and a $425,000 credit in the reserve for commercial loans due to a $7.7 million decrease in the commercial loan balance since year-end. Given the ongoing labor and supply chain issues, management will continue to closely evaluate the Bank's loan portfolio and market conditions before making the decision to release more reserves.

Noninterest income
(dollars in thousands)	Nine Months Ended		Change 2021 vs. 2020
	September 30, 2021	September 30, 2020	Amount	Percentage
Service charges and fees on deposit accounts	$170	$156	$14	9.0%
Debit card/ATM revenue, net	341	251	90	35.9
Mortgage banking revenue, net	958	591	367	62.1
Income from bank-owned life insurance	203	120	83	69.2
Gain on sale of securities available for sale	108	-	108	N/A
Other income	125	233	(108)	(46.4)
Total noninterest income	$1,905	$1,351	$554	41.0%

Comparing the nine-month periods, the $90,000 increase in debit card/ATM net revenue, $367,000 increase in mortgage banking net revenue,and $83,000 increase in BOLI income combined with the $108,000 gain on sale of securities led to the $554,000 (41.0%) increase in noninterest income.  The Bank's investment in BOLI has nearly doubled since June 2020, resulting in higher income to offset additional compensation expense. Increases in debit card/ATM net revenue are attributed to growth in transaction deposit accounts and the number of debit cards issued.  The $108,000 decline in other income relates to $132,000 in swap fee income in 2020 compared to $8,000 in 2021.

Noninterest expense
(dollars in thousands)	Nine Months Ended		Change 2021 vs. 2020
	September 30, 2021	September 30, 2020	Amount	Percentage
Salaries and employee benefits	$5,685	$4,662	$1,023	21.9%
Occupancy and equipment	1,144	1,096	48	4.4
Professional fees	353	263	90	34.2
Marketing	536	398	138	34.7
FDIC Assessment	197	187	10	5.3
Software maintenance and amortization	738	599	139	23.2
Other	1,425	1,301	124	9.5
Total noninterest expense	$10,078	$8,506	$1,572	18.5%

Year-to-date, the growth in noninterest expense is mostly attributed to higher salaries and employee benefits expense in 2021. Part of this stems from a higher employee count (90 FTEs in 2020 versus 95 FTEs in 2021) and also can be attributed to a longer than normal turnover period for held-for- sale loans in the third quarter of 2020 which resulted in lower commissions and payroll taxes that period. These increases were partially offset by an increase in deferred loan costs.  The increases in other noninterest expense categories can be mostly credited to the Bank's organic growth.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $2.1 million for the nine months ended September 30, 2021, compared to income taxes of $901,000 for the nine months ended September 30, 2020, with the increase attributed to higher pre-tax earnings in 2021. The effective tax rate was 24.0% for the nine-month period ended September 30, 2021 versus 23.6% for the nine-month period ended September 30, 2020.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit (“QPD”) Program . At September 30, 2021, the Bank had access to approximately $68.0 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $28.0 million in unsecured lines of credit maintained with correspondent banks.

The Company has a $15 million revolving line of credit with TNB. As of September 30, 2021, the Company's outstanding borrowings under this line totaled $3,075,000.

Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $12.7 million at September 30, 2021 compared to $13.9 million at December 31, 2020. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 33.6% and 18.1% of total assets at September 30, 2021 and December 31, 2020, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At September 30, 2021, total deposits were $718.3 million, of which $21.2 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $65.6 million at September 30, 2021 compared to $60.3 million at December 31, 2020.  In 2020, the Company obtained a $15 million revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At September 30, 2021, the Company had a $3,075,000 outstanding loan balance and incurred year-to-date interest expense of $32,000 under this revolving line of credit.  The Company contributed $2.2 million to the capital of the Bank during the second quarter of 2021.

At September 30, 2021, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with an 8.82% Tier 1 Leverage Capital Ratio, a 13.30% Equity Tier 1 Risk-Based Capital Ratio, a 13.30% Tier 1 Risk-Based Capital Ratio, and a 14.45% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at September 30, 2021 and December 31, 2020 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2021
Tier 1 Leverage Capital	$68,218	8.82%	$30,940	4.00%	$38,675	5.00%
Common Equity Tier 1 Risk-based Capital	68,218	13.30	23,087	4.50	33,349	6.50
Tier 1 Risk-based Capital	68,218	13.30	30,783	6.00	41,044	8.00
Total Risk-based Capital	74,118	14.45	41,044	8.00	51,305	10.00

As of December 31, 2020
Tier 1 Leverage Capital	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Risk-based Capital	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Risk-based Capital	57,800	13.29	26,100	6.00	34,799	8.00
Total Risk-based Capital	63,245	14.54	34,799	8.00	43,499	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending September 30, 2021 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2021, the Company issued 1,226 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $26,000.  These shares were all issued in accordance with the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020

10.2	Promissory Note to Thomasville National Bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Timberlane Office	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19, 2018	Exhibit 10.1 to Form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of November 19, 2018.	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of November 19, 2018.	Exhibit 10.3 to Form 8-K filed on November 20, 2018

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018.

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Branch	Filed Exhibit 10.14 to Form 10-Q filed on May 9, 2019

10.15	Defined Contribution Agreement by and between Prime Meridian Bank and Susan Payne Turner, dated as of July 14, 2021	Filed as Exhibit 10.15 to Form 8-K/A filed on August 2, 2021

10.16	Defined Contribution Agreement by and between Prime Meridian Bank and Monte Ward, dated as of July 14, 2021	Filed as Exhibit 10.16 to Form 8-K/A filed on August 2, 2021

10.17	Defined Contribution Agreement by and between Prime Meridian Bank and Clint Weber dated as of July 14, 2021	Filed as Exhibit 10.17 to Form 8-K/A filed on August 2, 2021

10.18	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Susan Payne Turner dated as of July 1, 2021	Exhibit 10.18 to Form 10-Q filed on August 6, 2021

10.19	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Monte Ward dated as of July 1, 2021	Exhibit 10.19 to Form 10-Q filed on August 6, 2021

10.20	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Clint Weber dated as of July 1, 2021	Exhibit 10.20 to Form 10-Q filed on August 6, 2021

10.21	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Sammie D. Dixon, Jr. dated as of January 1, 2019	Exhibit 10.21 to Form 10-Q filed on August 6, 2021

10.22	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Chris L. Jensen, Jr. dated as of January 1, 2019	Exhibit 10.22 to Form 10-Q filed on August 6, 2021

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2015

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

November 9, 2021
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
November 9, 2021
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer