Form 10-K
period 2021-12-31
Prime Meridian Holding Co
filed 2022-03-10
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

yes ☐      No ☒

Explanatory Note: Prime Meridian Holding Company has filed on a voluntary basis all Securities and Exchange Act of 1934 reports for the preceding 12 months.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $22.51 per share selling price of the common stock on June 30, 2021 was $55,095,638.  As of February 25, 2022, there were 3,150,261 issued and outstanding shares of the Registrant’s common stock.

Prime Meridian Holding Company

2021 Form 10-K Annual Report

Part I

Item 1.  Business

General Description of Business

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. In this report, the terms “Company,” “we,” “us,” or “our” mean PMHG and its subsidiary. Since opening in 2008, the Bank has conducted a general banking business and has grown to 94 full-time equivalent (“FTE”) employees as of December 31, 2021. We operate under the supervision and regulations of the FDIC, the Board of Governors of the Federal Reserve System ("Federal Reserve"), and the State of Florida Office of Financial Regulation ("OFR").

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

Location and Service Areas

Prime Meridian Bank is headquartered in Tallahassee, Florida and offers a broad range of banking services to the Tallahassee Metropolitan Statistical Area (“MSA”) and the surrounding North and Central Florida and South Georgia areas. The Company is headquartered at 1471 Timberlane Road, Tallahassee, Florida 32312, its original office, which opened on February 4, 2008. The Bank also serves clients from full service branch offices located at (i)1897 Capital Circle, NE, Tallahassee, Florida 32308, which opened in April, 2012; (ii) 2201 Crawfordville Highway, Crawfordville, Florida 32327, which opened in September, 2015; and (iii) 3340 South Florida Avenue, Lakeland, Florida 33830, which opened in April, 2019.

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. Claritas, using primarily United States Census Bureau data, estimates that the 2022 population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, is 392,953 and is expected to grow to 403,786, an increase of 2.76%, by 2027. Tallahassee is the state capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. The Tallahassee MSA is furthermore home to over 70,000 college students with two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. The region is thought to be attractive for many types of economic development, in part due to its highly educated workforce.  According to JobsEQ, Tallahassee ranks as one of the most educated cities in America and the most educated city in Florida, with over 56% of its residents having an associate degree or higher. The Economic Development Council of Tallahassee/Leon County previously identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment; (2) aviation and aerospace; (3) health sciences, medical education, training and research, and sports medicine; (4) information technology; (5) research and engineering; (6) transportation and logistics; and (7) advanced manufacturing.

According to the U.S. Department of Labor, the national unemployment rate and Florida’s unemployment rate were 3.7% and 3.2%, respectively, at December 31, 2021, while Leon County and Polk County's unemployment rates were reported at 3.4% and 4.1%, respectively. Unemployment rates improved from 2020 levels as the country adjusted to the impact of the global COVID-19 pandemic.  Any further increases in unemployment rates could result in nonperforming loans and reduced asset quality.

In April 2019, the Company began serving Polk County, Florida (the 8th largest county in the state) with the opening of its office in Lakeland, Florida. Home to just over 100,000 residents, Lakeland is located along the I-4 corridor between Orlando and Tampa. According to the Lakeland Chamber of Commerce, there are over 9 million people within a 100-mile radius of the city of Lakeland.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit, Apple Pay, Bank-to-Bank transfers and online banking, we offer basic services which include demand interest-bearing and noninterest-bearing accounts, savings accounts, money-market deposit accounts, health savings accounts (HSA), NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, enrollment in ICS and CDARS programs, debit cards, direct deposits, notary services, night depository, official checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, equipment loans, Small Business Administration (“SBA”) loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2021, the Bank did not have trust powers.

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

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, and business lines of credit. We also are actively engaged in SBA guaranteed financing to support local borrowers who might not otherwise qualify for conventional financing, which helps mitigate our credit risk and results in fee income if we sell the guaranteed portion. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our commercial and mortgage client relationships. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 58.3% of the Company's total assets at December 31, 2021.  Excluding the $15.2 million balance of the SBA Paycheck Protection Program ("PPP") loans and loans held for sale in the portfolio at December 31, 2021, the Company's net loan portfolio constituted 56.5% of the Company's total assets at December 31, 2021.

Our lenders have the authority to extend credit under guidelines established and approved by the Board of Directors. With the exception of secured consumer loans, joint approval signatures are required for all loans. Officers may not combine their lending authority to approve a loan in an amount in excess of the lending authority of the officer with the greater authority, unless otherwise provided through the approved lending authority table. However, a loan officer may obtain the approval of another officer with a higher lending authority to grant a loan. The Loan Committee and/or Board of Directors approves all loans with an aggregate indebtedness that exceeds an officer’s or co-approving officer’s lending authority, within the Bank's legal lending limits. The voting members of the Bank’s Loan Committee consist of at least five directors, with at least two of those five being nonemployee Board members. Alternates or designates may be appointed by the Board of Directors when needed. Loan Committee generally meets at least bi-weekly to consider any loan requests which are in excess of the lending limits of individual lending officers, require approval before the disbursement of proceeds, or are exceptions to our loan policy. Liquidity and stability in the Bank’s portfolio are given the highest priority; therefore, the Board of Directors reviews the portfolio mix of loans at its monthly meetings. Actions of the Loan Committee are also reported to the Board of Directors at these monthly meetings.

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Residential real estate and home equity loans, accounting for 36.9% of the loan portfolio (38.1% excluding PPP loans), and commercial real estate loans, comprising 31.5% of the loan portfolio (32.4% excluding PPP loans), were the two largest categories of loans at December 31, 2021.

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

Consumer and Other Loans. Our consumer portfolio is the smallest portion of our loan portfolio, representing 1.5% of our total loan portfolio (both inclusive and exclusive of PPP loans) at December 31, 2021. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. Therefore, both secured and unsecured consumer loans subject the Company to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed-interest and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are gathered principally from within our primary market areas through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts (including “jumbo” certificates in denominations of $250,000 or more), and retirement savings plans. We consider the majority of our regular savings, demand, NOW, and money-market deposit accounts to be core deposits. The majority of our deposits are generated within the Leon County, Florida area. Our deposits are insured up to the maximum amount allowed by law by the FDIC. The Company also offers Certificate of Deposit Account Registry Service ("CDARS"), Insured Cash Sweep ("ICS") accounts. The Bank had no brokered deposits at December 31, 2021 or 2020.

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

Employees

At December 31, 2021, PMHG had 94 full-time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The market for banking is highly competitive. Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the annual Summary of Deposits report produced by the FDIC, total deposits (excluding non-retail) in Leon, Polk, and Wakulla counties, Florida, grew to over $20.0 billion as of June 30, 2021. As of June 30, 2021, there were sixteen FDIC-insured financial institutions serving Leon County; only two of them, including PMHG, are headquartered in Leon County. As of June 30, 2021, according to the Summary of Deposits, the Company had a 5.46% share of the FDIC-insured deposits in Leon County. As of June 30, 2021, the Summary of Deposits reported that there were fifteen FDIC-insured institutions serving Polk County and that PMHG ranked number fifteen, with 0.33% share of the FDIC-insured deposits in Polk County. As of June 30, 2021, the Summary of Deposits reported that there were four FDIC-insured financial institutions serving Wakulla County and that PMHG ranked number two, with a 17.33% share of the FDIC-insured deposits in Wakulla County.

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

Privacy, Data Protection and Cybersecurity

The regulatory framework for data privacy and cybersecurity is rapidly evolving. Current federal law requires financial institutions to periodically disclose their privacy policies and practices related to sharing client information. Such laws allow consumer clients to opt out of having their information shared with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. Current federal law also requires financial institutions to implement a comprehensive information security program. Such programs must include administrative, procedural, and physical safeguards to ensure the security and confidentiality of client records and personal information. These security and privacy policies and procedures are in effect across the Bank.

Federal banking agencies pay close attention to the cybersecurity practices of banks. Such agencies include a review of an institution’s information technology program and its ability to prevent cyberattacks in their examinations.  The FFIEC released its Architecture, Infrastructure, and Operations (AIO) Booklet in June 2021. The AIO booklet calls for a layered security approach that incorporates administrative, procedural, and physical controls to include employee, vendor, and client awareness training. The Bank’s cybersecurity and information security practices incorporate preventative, detective, corrective, compensatory, and deterrent controls. Failing to have adequate cybersecurity safeguards in place, in accordance with AIO and other applicable regulations and laws, can result in supervisory criticism, monetary penalties and reputational harm.

In November, 2021, the Federal Reserve, OCC, and FDIC adopted a new regulation. Among other things, this regulation requires a bank to notify its primary federal regulator within 36 hours after identifying a "computer-security incident" that the bank believes in good faith could: (i) materially disrupt or degrade its business or operations in a manner that would threaten the viability of its operations and result in clients being unable to access their deposit and other accounts; (ii) result in a material loss of revenue, earnings or franchise value; or (iii) pose a threat to the financial stability of the United States.

Data privacy and data protection are also areas of increasing regulatory and legislative focus. The Bank is subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including those related to data privacy and cybersecurity. Like other lenders, the Bank uses credit bureaus in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates identity theft prevention programs, reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Federal law further requires financial institutions to explain their information-sharing practices to their clients and to protect sensitive client information.

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

As of December 31, 2021, the Bank was considered to be “well capitalized” with an 8.53% Tier 1 Leverage ratio; a 13.45% Common Equity Tier 1 Risk-based Capital ratio, a 13.45% Tier 1 Risk-based Capital ratio, and a 14.59% Total Risk-based Capital ratio.

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

At December 31, 2021, our one-year interest rate sensitivity position was asset sensitive, such that an immediate increase in interest rates would have a positive impact on our net interest income over the next twelve months. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our client base with more attractive options.

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

At December 31, 2021, our commercial real estate ($156.3 million), residential real estate and home equity ($183.5 million), construction ($71.2 million), commercial ($78.6 million -includes $15.2 million of PPP loans), and consumer and other loans ($7.3 million) were 31.5%, 36.9%, 14.3%, 15.8%, and 1.5%, respectively of total loans. Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

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

The Bank's legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2021, our legal lending limit for loans was approximately $17.6 million to any one borrower on a secured basis and $10.6 million on an unsecured basis. Furthermore, management has an established in-house lending limit of $6.0 million for any single secured loan or loan relationship and an in-house limit of $1.0 million for any single unsecured loan or loan relationship as of December 31, 2021. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2021, approximately 82.7% of our gross loan portfolio (excluding loans held for sale) had real estate as a primary or secondary component of collateral. Excluding $15.2 million in PPP loans from the gross loan portfolio brings the percentage up to 85.3% for loans secured with real estate as a primary or secondary component of collateral.  The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets and employment levels. In addition, the pandemic resulted in periodic and temporary closures of many businesses and the institution of social distancing and sheltering-in-place requirements in many states and communities. As a result of the pandemic, commercial clients have experienced varying levels of disruptions and restrictions on their business acvivities. While the United States has tried to mitigate some of the more severe economic effects of the pandemic, including the passage of the CARES Act, there are no assurances that such steps will achieve their desired results. Given the onoing and dynamic nature of the circumstances and the threat of future variants, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Future variants could prolong the pandmic and cause the recognition of credit losses or other impairments in our loan portfolios and increases in our allowance for credit losses, particularly if businesses close again, the impact on the global economy worsens, or more clients draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

As of February 25, 2022, the Company’s directors and executive officers as a group owned 702,110 shares of common stock, or 22.3% of our outstanding common stock. In addition, the directors and executive officers have stock options to acquire 153,467 shares of common stock, which, if fully exercised, would result in them owning 25.9% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

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

In January 2022, the Board of Directors declared an annual dividend of $0.18 per share on our common stock, payable on March 1, 2022 to shareholders of record as of February 10, 2022. PMHG’s ability to pay dividends to our shareholders depends on our retention of capital from our stock offerings and our possible receipt of dividends from the Bank. The Bank is also subject to restrictions on dividends as a result of banking laws, regulations, and policies. If PMHG has not retained sufficient capital, or access to capital, and the Bank elects not to, or is unable to, pay dividends to PMHG, then it is unlikely that PMHG will be able to pay dividends to its shareholders.

In addition, PMHG has a line of credit. Should we take draws on that line of credit, our obligation to make interest and principal payments will reduce the amount of cash available to pay dividends on common stock. In addition, PMHG or the Bank may issue additional debt. Payments on such debt would further reduce the amount of money available to PMHG to pay common stock dividends.

Item 1B               Unresolved Staff Comments

None.

Item 2                  Properties

We operated out of four facilities during the year ended December 31, 2021.

Location	Use	Own or Lease	Year First Occupied

1897 Capital Circle NE Tallahassee, Florida 32308	Branch office and operations center of the Bank	Own	2012

1471 Timberlane Road Tallahassee, Florida 32312	Executive office and headquarters of the Company and main office of the Bank	Lease	2007

2201 Crawfordville Highway Crawfordville, Florida 32327	Branch office of the Bank	Own	2016

3340 South Florida Avenue Lakeland, Florida 33803	Branch office of the Bank	Own	2019

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

Item 5                  Market for Registrant’s Common Equity, Related Stockholder’s Matters and Issuer Purchases of Equity Securities

The Company's stock is traded on the OTCQX, an interdealer quotation system, under the symbol "PMHG."  As of February 25, 2022, there were 318 record holders of common stock.  Quotations on the OTCQX reflect interdealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.  During the fourth quarter of 2021, the Company issued 1,316 shares to its Directors.  These sales were made in accordance with SEC Rule 701, as they were part of the compensation paid to employees and directors.

Share Repurchase

We repurchased no shares of our common stock in 2021.

Sales of Unregistered Securities

During the fourth quarter of 2021, the Company issued 1,316 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $30,000. These shares were all issued in accordance with the benefit plan exemption from registration pursuant to SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933 because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:                  Selected Financial Data

The following table is a presentation of summary financial data for PMHG as of December 31, 2021, 2020, and 2019 and for the years ended December 31, 2021, 2020, and 2019. The following Selected Financial Data should be read in conjunction with the other financial disclosures and discussions contained elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in future periods.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Balance Sheet Data:
Total assets	$841,123	$647,294	$500,861
Total loans, net	490,198	476,661	337,710
Total deposits	762,942	580,592	438,264
Total stockholders' equity	67,031	60,255	55,868

Income Statement Data:
Net interest income	$22,324	$18,680	$15,417
(Credit) provision for loan losses	(104)	2,850	1,131
Noninterest income	2,506	1,882	1,534
Noninterest expense	14,070	11,959	11,186
Income taxes	2,517	1,295	1,092
Net earnings	8,347	4,458	3,542

Per Common Share Outstanding Data:
Basic net earnings per common share	$2.67	$1.42	$1.12
Diluted net earnings per common share	2.66	1.42	1.12
Book value per common share	21.42	19.32	17.51
Common shares outstanding	3,129,046	3,119,471	3,191,288
Average common shares outstanding:
Per basic:	3,126,547	3,134,124	3,155,891
Per diluted:	3,142,482	3,134,124	3,159,635
Performance Ratios:
Return on average assets	1.11%	0.75%	0.78%
Return on average equity	12.81	7.77	6.66
Net interest margin	3.10	3.27	3.57

Asset Quality Ratios:
Allowance to loans	1.20%	1.26%	1.29%
Allowance for loan losses to nonperforming loans	-	486.97	170.36
Nonperforming loans to total loans	-	0.26	0.76
Nonperforming assets to total assets	-	0.19	0.52
Net (charge-offs) recoveries to average loans	-	(0.27)	(0.12)
Troubled debt restructurings to total loans	-	0.01	0.28

Capital Ratios:
Total risk-based capital ratio (Bank)	14.59%	14.54%	14.49%
Tier 1 risk-based capital ratio (Bank)	13.45	13.29	13.24
Common equity Tier 1 risked-based capital ratio (Bank)	13.45	13.29	13.24
Tier 1 leverage capital ratio (Bank)	8.53	9.09	9.31
Total equity to total assets (Bank)	7.97	9.31	11.15

Other Data:
Number of full-time employees	94	90	88
Number of full-service branch offices	4	4	4

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

Inherent loan losses are evaluated in accordance with ASC 450-20 – “Contingencies.” Management currently uses three years of historical loan loss data; however, because of limited loss experience we also take into account the following qualitative factors: (i) changes in lending policies and procedures, risk selection and underwriting standards; (ii) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (iii) changes in the experience, ability, and depth of lending management and other relevant staff; (iv) changes in the volume and severity of past due loans, nonaccrual loans or loans classified “Special Mention,” “Substandard,” “Doubtful” or “Loss;” (v) the quality of loan review; (vi) changes in the nature and volume of the loan portfolio and terms of loans; (vii) the existence and effect of any concentrations of credit and changes in the level of such concentrations; and (viii) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. As evidence of inherent loan loss increases, the appropriate qualitative risk factors may be increased to support any additional risk in the portfolio.

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

As of December 31, 2021, $343.8 million, or 69.2%, of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose less interest rate risk in a rising interest rate environment. Of these loans, $83.0 million, or 16.7% have interest rate ceilings in place which protects the borrower from rising interest rates. The majority of our loans with ceilings in place are residential mortgage loans. Also as of December 31, 2021, $162.9 million, or 32.8%, of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of a fixed-rate loan portfolio in a rising interest rate environment. If interest rates increase, however, borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable rate borrower’s ability to continue servicing debt. On the other hand, loans totaling $320.1 million, or approximately 64.4% of our total loan portfolio, have interest rate floors which will help protect our net interest margin in a decreasing rate environment.

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, year over year, the yield on the average balance of interest-earning assets decreased 40 basis points, while the average balance of interest-earning assets increased $148.7 million, or 26.0% and the average balance of total interest-bearing liabilities increased 22.2%, or $87.2 million. The material increase in the average balance of other interest-earnings assets (namely federal funds sold and interest-bearing deposits held at other banks) from 2020 to 2021 explains the 17 basis point drop in the net interest margin to 3.10%.

	For the Year Ended December 31,
	2021			2020
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$480,606	$22,598	4.70%	$429,802	$19,553	4.55%
Loans held for sale	13,066	452	3.46	9,823	362	3.69
Securities	64,125	1,086	1.69	64,091	1,394	2.18
Other(2)	162,417	268	0.17	67,825	375	0.55
Total interest-earning assets	720,214	$24,404	3.39%	571,541	$21,684	3.79%
Noninterest-earning assets	31,362			23,822
Total assets	$751,576			$595,363

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$427,284	$1,653	0.39%	$318,869	$1,770	0.56%
Time deposits	51,371	369	0.72	65,825	1,203	1.83
Total interest-bearing deposits	478,655	2,022	0.42	384,694	2,973	0.77
Other borrowings	1,770	58	3.28	8,553	31	0.36
Total interest-bearing liabilities	480,425	$2,080	0.43%	393,247	$3,004	0.76%
Noninterest-bearing deposits	200,713			137,833
Noninterest-bearing liabilities	5,259			6,897
Stockholders' equity	65,179			57,386
Total liabilities and stockholders' equity	$751,576			$595,363

Net earning assets	$239,789			$178,294
Net interest income		$22,324			$18,680
Interest rate spread(3)			2.96%			3.02%
Net interest margin(4)			3.10%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.50			1.45

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest spread is the difference between the total interest-earning asset yield and the rate paid on total interest
(4) Net interest margin is net interest income divided by total average interest-earning assets.

Comparison of the years ended December 31, 2021 and 2020

Year ended December 31,			Change 2021 vs. 2020
(dollars in thousands)	2021	2020	Amount	Percent
Net Interest Income	$22,324	$18,680	$3,644	19.5%
Provision (credit) for loan losses	(104)	2,850	(2,954)	(103.6)
Noninterest income	2,506	1,882	624	33.2
Noninterest expense	14,070	11,959	2,111	17.7
Income Taxes	2,517	1,295	1,222	94.4
Net Income	$8,347	$4,458	$3,889	87.2%

Compared to 2020, the $3.9 million, or 87.2%, increase in earnings in 2021 is attributed to growth in both net interest income and noninterest income, and a credit for loan losses, partially offset by increases in noninterest expense and income tax expense.  The $2.95 million decrease in provision expense resulted as the Company had significantly lower reserves in 2021 for net credit losses and impaired loans and the Company gradually released the $559,000 unallocated reserve taken in 2020 for potential credit deterioration related to the COVID-19 pandemic.  Annual net loan growth (excluding PPP loans) for the year 2021 was approximately $65.1 million, or 15.9%.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $22.3 million for the year ended December 31, 2021, compared to $18.7 million for the year ended December 31, 2020.

Year ended December 31,			Change 2021 vs. 2020
(dollars in thousands)	2021	2020	Amount	Percent
Interest income:
Loans	$23,050	$19,915	$3,135	15.7%
Securities	1,086	1,394	(308)	(22.1)
Other	268	375	(107)	(28.5)
Total interest income	$24,404	$21,684	$2,720	12.5%
Interest expense:
Deposits	2,022	2,973	(951)	-32.0%
Other borrowings	58	31	27	87.1
Total interest expense	2,080	3,004	(924)	(30.8)
Net interest income	$22,324	$18,680	$3,644	19.5%

Year over year, the $2.7 million, or 12.5%, increase in total interest income is predominantly due to interest and fees earned on PPP loans which nearly doubled in 2021 to $3.36 million, net of costs, compared to $1.73 million in 2020.  The 30.8% decline in interest expense year over year is attributed to lower rates with the average rate paid on interest-bearing liabilities declining 33 basis points from 2020 to 2021. Despite higher average loan yields and a lower cost of funds, the Company's net interest margin fell 17 basis points to 3.10% for the year ended December 31, 2021 due to the $94.6 million, or 139.5%, increase in the average balance of other interest-earning assets.

Provision for Loan Losses

In 2021, the Company had fewer impaired loans and no material losses, and therefore, gradually released its unallocated reserve of $559,000 that was taken in 2020 in anticipation of possible COVID-19 related credit deterioration.  This resulted in a $104,000 credit for loan losses in 2021, compared to provision expense of $2.85 million in 2020.

Noninterest Income

Year ended December 31,			Change 2021 vs. 2020
(dollars in thousands)	2021	2020	Amount	Percent
Service charges and fees on deposit accounts	$245	$213	$32	15.0%
Debit card/ATM revenue, net	470	352	118	33.5
Mortgage banking revenue, net	1,174	855	319	37.3
Income from bank-owned life insurance	271	184	87	47.3
Gain on sale of debt securities available for sale	108	-	108	N/A
Other income	238	278	(40)	(14.4)
Total noninterest income	$2,506	$1,882	$624	33.2%

More than half of the $624,000 increase in total noninterest income year over year is attributed to strong performance in mortgage banking revenue which increased 37.3% over 2020. The mortgage department reported a 11.8% increase in the number of units originated (699 in 2021 compared to 625 in 2020), with a total dollar volume of $202.6 million, up 19.2% over the 2020 dollar volume of $170.0 million. These results reflect increases to the average loan size and average profitability per loan in 2021 and were generated predominantly from conventional loans. The Company also maintains a strong pipeline of purchase money loans and benefitted from refinancings in 2021.  Looking forward, the year 2022 has started off with the highest interest rates seen in the last 24 months.  Based on that and decreased activity in the fourth quarter of 2021, management anticipates less refinancing activity in 2022 and that purchase business will return to more normal levels.  Solid gains in debit card/ATM revenue, a $108,000 gain on sale of securities, and increased income from bank owned life insurance also contributed to the increase in noninterest income in 2021.

Noninterest Expense

Year ended December 31,			Change 2021 vs. 2020
(dollars in thousands)	2021	2020	Amount	Percent
Salaries and employee benefits	$8,093	$6,786	$1,307	19.3%
Occupancy and equipment	1,546	1,474	$72	4.9
Professional fees	483	364	$119	32.7
Marketing	707	541	$166	30.7
FDIC Assessment	316	231	$85	36.8
Software maintenance, amortization and other	975	825	$150	18.2
Other	1,950	1,738	$212	12.2
Total noninterest expense	$14,070	$11,959	$2,111	17.7%

The $2.1 million increase in total noninterest expense is predominantly a function of higher salaries and employee benefits due to higher headcount (the Company reported 94 full-time equivalents (FTEs) at the end of 2021 compared to 90 at the end of 2020), higher incentive pay accrued in 2021, and an increase in the dollar amount of mortgage commissions paid in 2021.  Increases in other expense categories were mostly anticipated with a growing community bank.  The increase in professional fees is largely attributed to additional compliance-related monitoring and audit expense and outside consulting fees. The growth in marketing expense from 2020 is mostly explained by our return to normal business activities and community events in 2021 compared to 2020 when activities were curtailed due to the global COVID-19 pandemic.

The rise in our FDIC deposit insurance cost resulted from both our expanding deposit base and an increased assessment percentage. Software, amortization, and technology expense increased due to higher headcount, necessary updates to existing software and technology, and a growing need to invest more in systems and technology to stay competitive and for security reasons while the increase in other noninterest expense largely represents an increase to directors' board fees, travel expense, and loan related fees such as credit reports, and legal fees.

Income Taxes

The provision for income taxes increased $1.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, attributed to higher earnings before taxes in 2021.  The Company's effective income tax rate in 2021 was 23.2%, compared to 22.5% in 2020. A lower effective state income tax rate in 2020 and 2021 also benefited net earnings for those periods.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume). As disclosed in the table below, the higher volume of loans was the primary driver of the increase in net interest income in 2021.

	Year Ended December 31, 2021 versus 2020
	Rate	Volume	Rate/Volume	Total
(in thousands)
Interest-earning assets:
Loans	$612	$2,448	$75	$3,135
Securities	(309)	1	-	(308)
Other interest-earning assets	(263)	523	(367)	(107)
Total	$40	$2,972	$(292)	$2,720

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$(537)	$602	$(182)	$(117)
Time deposits	(730)	(264)	160	(834)
Total Deposits	(1,267)	338	(22)	(951)
Other borrowings	249	(25)	(197)	27
Total	$(1,018)	$313	$(219)	$(924)
Total change in net interest income	$1,058	$2,659	$(73)	$3,644

COVID-19 RESPONSE

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created volatility and disruption in financial markets. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, in 2022 will depend on future developments, the duration of the pandemic, the effectiveness and adoption of available vaccines, and the actions taken by governmental authorities to slow the spread of the disease and mitigate its economic impact.  We continue to monitor and adhere to national guidelines and local safety ordinances to ensure the safety of our clients and employees.  At this time, it is not known how future variants and the potential rise in cases nationally may impact the economy, safety protocols or consumer behavior.  Management believes credit quality deterioration directly related to the pandemic could materialize in the future. Since March of 2020, the Company has reported a peak of 70 requests for payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of the requests have been for loans secured with real estate.  At December 31, 2021, all of the loans seeking payment deferrals and modifications have reverted back to their premodification terms and are currently performing as agreed.

FINANCIAL CONDITION

Average interest-earning assets increased $148.7 million from $571.5 million at December 31, 2020 to $720.2 million at December 31, 2021, reflecting growth in our loan portfolio and other interest-earnings assets.

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

At December 31, 2021, our available-for-sale investment portfolio included government agency securities, municipal securities, mortgage-backed securities, and asset-backed securities and had a fair market value of $73.8 million. At December 31, 2021 and 2020, our investment securities portfolio represented approximately 8.8% and 9.6% of our total assets, respectively. The average balance of investment securities stayed relatively flat at $64.1 million in 2021, while the average yield on investment securities decreased from 2.18% for the year ended December 31, 2020 to 1.69% for the year ended December 31, 2021. At December 31, 2021 and 2020, we had no securities classified as held-to-maturity.

The following table sets forth the carrying amount of the investment portfolio as of the dates indicated:

	At December 31,
	2021	2020
(in thousands)
Available for Sale:
U.S. Government agency securities	$2,919	$172
Municipal securities	17,769	16,126
Mortgage-backed securities	48,465	40,438
Asset backed securities	4,610	5,143
Total debt securities available for sale	$73,763	$61,879

The carrying amount and weighted average yields for investments as of December 31, 2021 are shown below:

(dollars in thousands)	U.S. Government Agency	Municipal	Mortgage- Backed	Asset-Backed	Total	Weighted-Average Yields
Due within one year	$19	$-	$-	$-	$19	2.17%
Due in one to five years	-	341	-	-	341	2.66
Due in five to ten years	1,946	14,000	-	-	15,946	1.97
Due after ten years	954	3,428	-	4,610	8,992	1.70
No defined maturity	-	-	48,465	-	48,465	1.62
Total	$2,919	$17,769	$48,465	$4,610	$73,763	1.71%

* All securities are listed at actual yield and not on a tax-equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

We recorded investments of $16.2 million and $10.7 million in bank-owned life insurance policies at December 31, 2021 and 2020, respectively, due to attractive risk-adjusted returns and for protection against the loss of key executives, including our Chief Executive Officer Sammie D. Dixon and all of our Executive Vice Presidents- Senior Lender and Executive Vice President Chris L. Jensen, Jr., Chief Risk Officer, Susan Payne Turner, Chief Financial Officer, Clint F. Weber, and Chief Information Officer, Monte L Ward.  The Company increased its investment in bank-owned life insurance in 2021 in order to expand coverage to additional key personnel.

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

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients and community involvement, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loan portfolio where we saw growth across the all of the Bank's portfolio classes in 2021 except commercial loans.  As of December 31, 2021, the Bank’s gross loans were $496.9 million, representing 59.1% of total assets, compared to gross loans of $483.9 million as of December 31, 2020, representing 74.8% of total assets. Excluding PPP loan balances of $15.2 million at December 31, 2021 and $66.8 million at December 31, 2020, the Bank's gross loan portfolio represented 58.3% and 71.9% of total assets, respectively. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity.

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2021		2020		2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial	$156,306	31.5%	$133,473	27.6%	$94,728	27.7%
Residential and home equity	183,536	36.9	158,120	32.7	135,913	39.8
Construction	71,164	14.3	44,466	9.2	33,583	9.8
Total real estate mortgage loans	411,006	82.7	336,059	69.5	264,224	77.3

Commercial	78,584	15.8	141,542	29.2	69,770	20.4
Consumer and other loans	7,283	1.5	6,312	1.3	7,631	2.3
Total loans	496,873	100.0%	483,913	100.0%	341,625	100.0%
Less:
Net deferred loan fees	(701)		(1,160)		499
Allowance for loan losses	(5,974)		(6,092)		(4,414)
Loans, net	$490,198		$476,661		$337,710

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2021. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments.

(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Type of loans
Real estate mortgage loans:
Commercial	$3,397	$34,435	$118,474	$156,306
Residential and home equity	4,697	16,095	162,744	183,536
Construction	19,751	15,413	36,000	71,164
Total real estate mortgage loans	27,845	65,943	317,218	411,006
Commercial	22,233	39,783	16,568	78,584
Consumer and other loans	3,465	3,636	182	7,283
Total loans	$53,543	$109,362	$333,968	$496,873

Sensitivity. For loans due after one year or more, the following table presents the sensitivities to changes in interest rates at December 31, 2021:

(in thousands)	Fixed Interest Rate	Floating Interest Rate	Total
Type of loans
Real estate mortgage loans:
Commercial	$50,938	$101,971	$152,909
Residential and home equity	30,318	148,521	178,839
Construction	14,210	37,203	51,413
Total real estate mortgage loans	95,466	287,695	383,161
Commercial	42,248	14,103	56,351
Consumer and other loans	1,343	2,475	3,818
Total loans	$139,057	$304,273	$443,330

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

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2021, 2020, and, 2019, approximately 82.7%, 69.5%, and 77.3%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO also is relevant to the credit quality of a loan portfolio. As of December 31, 2021, there were no impaired or nonperforming loans compared to $1.3 million and $2.6 million as of December 31, 2020 and 2019, respectively. We had no OREO at December 31, 2021, 2020, or 2019.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonaccrual loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

	At December 31,
	2021	2020	2019
(dollars in thousands)
Total nonperforming loans	$-	$1,251	$2,591
OREO	-	-	-
Total nonperforming loans and foreclosed assets	$-	$1,251	$2,591
Total nonperforming loans as a percentage of total loans	-	0.26%	0.76%
Total nonperforming assets as a percentage of total assets	-	0.19%	0.52%

Loans restructured as troubled debt restructurings	$4	$65	$942
Troubled debt restructurings to loans	0.00%	0.01%	0.28%

Allowance for Loan Losses

As of December 31, 2021, our ALLL was allocated to inherent loan losses using historical loss experience and qualitative risk factors, as well as a $1,000 allocation for anticipated overdrafted loan losses. The $559,000 unallocated reserve that was established in 2020 in connection to the COVID-19 pandemic was gradually released in 2021.   Our ALLL was allocated as follows, as of the indicated dates.

	As of December 31,
	2021		2020		2019
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
(dollars in thousands)
Commercial real estate	$1,762	31.5%	$1,500	27.6%	$1,046	27.7%
Residential real estate and home equity	2,139	36.9	1,827	32.7	1,573	39.8
Construction	857	14.3	539	9.2	415	9.8
Commercial	1,125	15.8	1,592	29.2	1,284	20.4
Consumer	91	1.5	75	1.3	96	2.3
Unallocated reserve	-	-	559	-	-	-
Total loans	$5,974	100.0%	$6,092	100.0%	$4,414	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the years indicated:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
ALLL at beginning of year	$6,092	$4,414	$3,661
Charge-offs:
Residential and home equity	(49)	(48)	-
Commercial	-	(1,088)	(360)
Consumer	(34)	(69)	(66)
Total charge-offs	(83)	(1,205)	(426)
Recoveries:
Residential and home equity	39	-	-
Commercial	23	17	33
Consumer	7	16	15
Total recoveries	69	33	48
Provision (credit) for loan losses charged to earnings	(104)	2,850	1,131
ALLL at end of year	$5,974	$6,092	$4,414

Ratio of net (charge-offs) recoveries during the year to average loans outstanding during the year	-	(0.27)%	(0.12)%
ALLL as a percentage of total loans at end of year	1.20%	1.26%	1.29%
ALLL as a percentage of nonperforming loans	-	486.9%	170.4%

We believe that our ALLL at December 31, 2021, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Substantially all of our depositors are residents in our primary market areas. Total deposits were $762.9 million at December 31, 2021, compared to $580.6 million at December 31, 2020, a $182.3 million, or 31.4%, increase. Noninterest-bearing deposits increased by $47.3 million, while the net increase in interest-bearing deposits was $135.0 million.

The following table sets forth the distribution by type of our deposit accounts at the dates indicated:

	As of December 31,
	2021		2020
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
Deposit Types
Noninterest-bearing	$209,351	27.4%	$162,013	27.9%
Money-market accounts	329,802	43.2	239,052	41.2
NOW	144,898	19.0	104,395	18.0
Savings	29,059	3.8	18,700	3.2
Subtotal	713,110	93.4	524,160	90.3

Time deposits:
0.00 - 0.50%	44,727	5.9	20,443	3.5
0.51 - 1.00%	631	0.1	7,485	1.3
1.01 - 1.50%	1,538	0.2	7,659	1.3
1.51 - 2.00%	720	0.1	4,583	0.8
2.01 - 2.50%	-	-	11,112	1.9
2.51 - 3.00%	2,216	0.3	5,150	0.9
Total time deposits	49,832	6.6	56,432	9.7

Total deposits	$762,942	100.0%	$580,592	100.0%

The following table presents the maturities of our time deposits of $250,000 or more as of December 31, 2021:

(in thousands)
Time Deposits >$250,000
Due in three months or less	$2,427
Due from three months to six months	11,088
Due from six months to one year	5,833
Due over one year	3,449
Total	$22,797

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

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2021, to borrow up to $78.8 million. There were no advances outstanding at December 31, 2021 or 2020.

During the third quarter of 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB") which is headquartered in Thomasville, Georgia. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate. At December 31, 2021 the interest rate on the line of credit was 3.25%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. As of December 31, 2021, the Company had an outstanding loan balance under this line of $3.575 million and full-year interest expense of $58,000.

Capital Adequacy

Stockholders’ equity was $67.0 million as of December 31, 2021, compared to $60.3 million as of December 31, 2020.  The Company announced in January 2022, an annual dividend of $0.18 per share of common stock payable on March 1, 2022 to shareholders of record on February 10, 2022.

As of December 31, 2021, the Bank was considered to be “well capitalized” with an 8.53% Tier 1 Leverage ratio, a 13.45% Common Equity Tier 1 Risk-based Capital ratio and Tier 1 Risk-based Capital ratio, and a 14.59% Total Risk-based Capital ratio.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2021
Tier 1 Leverage ratio to Average Assets	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Capital to Risk-Weighted Assets	70,548	13.45	31,461	6.00	41,948	8.00
Total Capital to Risk-Weighted Assets	76,522	14.59	41,948	8.00	52,435	10.00

As of December 31, 2020
Tier 1 Leverage ratio to Average Assets	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Capital to Risk-Weighted Assets	57,800	13.29	26,100	6.00	34,799	8.00
Total Capital to Risk-Weighted Assets	63,245	14.54	34,799	8.00	43,499	10.00

Threshold Ratios
Common Equity
	Total	Tier 1	Tier 1	Tier 1
Capital	Risk-Based	Risk-Based	Risk-Based	Leverage
Category	Capital Ratio	Capital Ratio	Capital Ratio	Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	<8.00%	<6.00%	<4.50%	<4.00%
Significantly Undercapitalized	<6.00%	<4.00%	<3.00%	<3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

PMHG has a $15,000,000 revolving line of credit, with a five-year term, with TNB. At December 31, 2021, the Company's outstanding borrowings under this line totaled $3.575 million.

The Bank’s liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government agency securities, municipal securities, and mortgage-backed securities. Our primary liquid assets, excluding pledged securities, accounted for 35.1% and 18.1% of total assets at December 31, 2021 and 2020, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At December 31, 2021, the Bank had access to approximately $78.8 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $47.0 million in unsecured federal funds lines of credit maintained with correspondent banks. As of December 31, 2021, we had no borrowings under any of these lines. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $11.9 million at December 31, 2021.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit $250,000 and greater and other large deposits. At December 31, 2021, total deposits were $762.9 million, of which $22.8 million was in certificates of deposits greater than $250,000. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during various liquidity stress scenarios. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

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

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2021 and 2020.

	At December 31,
	2021	2020
(in thousands)
Commitments to extend credit	$5,400	$2,594
Construction loans in process	63,552	23,633
Unused lines of credit	72,886	55,765
Standby financial letters of credit	2,938	2,461
Standby performance letters of credit	100	263
Guaranteed accounts	1,367	1,372
Total off-balance sheet instruments	$146,243	$86,088

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.     Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Prime Meridian Holding Company

Tallahassee, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the "Company"), as of December 31, 2021 and 2020 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of General Reserve Portion of the Allowance for Loan Losses - Evaluation of the Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management determines the general reserve portion of the allowance for loan losses using actual historical loss experience for each individual loan category, as well as evaluating whether qualitative adjustments are necessary. As of December 31, 2021, the allowance for loan losses was $6.0 million which consists of two components: the allowance for loans individually evaluated for impairment ("specific reserves") and the allowance for loans collectively evaluated for impairment ("general reserve").  At December 31, 2021, all of the $6.0 million was included in the general reserves. The general reserve covers loans that are not individually classified as impaired. In evaluating whether qualitative adjustments are necessary, management considers (1) changes in lending policies and procedures, risk selection and underwriting standards; (2) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (3) changes in the experience, ability, and depth of management and other relevant staff; (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (5) quality of loan review; (6) changes in the nature and volume of the loan portfolio and terms of loans; (7) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (8) changes in collateral dependent loans; and (9) the effect of other external factors, trends or uncertainties that could affect management's estimate of probable losses, such as competition and industry conditions.

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

Tampa, Florida

March 10, 2022

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2021	2020
(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$8,897	$5,008
Federal funds sold	53,969	22,561
Interest-bearing deposits	170,607	41,416
Total cash and cash equivalents	233,473	68,985
Debt securities available for sale	73,763	61,879
Loans held for sale	11,768	13,593
Loans, net of allowance for loan losses of $5,974 and $6,092	490,198	476,661
Federal Home Loan Bank stock	366	493
Premises and equipment, net	7,962	8,248
Right of use lease asset	3,258	3,466
Deferred tax asset	843	394
Accrued interest receivable	1,505	1,960
Bank-owned life insurance	16,153	10,685
Other assets	1,834	930
Total assets	$841,123	$647,294

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$209,351	$162,013
Savings, NOW and money-market deposits	503,759	362,147
Time deposits	49,832	56,432
Total deposits	762,942	580,592

Other borrowings	3,575	-
Official checks	1,141	1,109
Operating lease liability	3,397	3,580
Other liabilities	3,037	1,758
Total liabilities	774,092	587,039

Commitments and contingencies (notes 8, 15 and 20)

Stockholders' equity:

Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,129,046 and 3,119,471 issued and outstanding	31	31
Additional paid-in capital	38,909	38,568
Retained earnings	28,164	20,255
Accumulated other comprehensive (loss) income	(73)	1,401
Total stockholders' equity	67,031	60,255
Total liabilities and stockholders' equity	$841,123	$647,294

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020
Interest income:
Loans	$23,050	$19,915
Securities	1,086	1,394
Other	268	375
Total interest income	24,404	21,684
Interest expense:
Deposits	2,022	2,973
Other borrowings	58	31
Total interest expense	2,080	3,004
Net interest income	22,324	18,680
(Credit) provision for loan losses	(104)	2,850
Net interest income after (credit) provision for loan losses	22,428	15,830
Noninterest income:
Service charges and fees on deposit accounts	245	213
Debit card/ATM revenue, net	470	352
Mortgage banking revenue, net	1,174	855
Income from bank-owned life insurance	271	184
Gain on sale of debt securities available for sale	108	-
Other income	238	278
Total noninterest income	2,506	1,882
Noninterest expense:
Salaries and employee benefits	8,093	6,786
Occupancy and equipment	1,546	1,474
Professional fees	483	364
Advertising	707	541
FDIC assessment	316	231
Software maintenance, amortization and other	975	825
Other	1,950	1,738
Total noninterest expense	14,070	11,959
Earnings before income taxes	10,864	5,753
Income taxes	2,517	1,295
Net earnings	$8,347	$4,458

Earnings per common share:
Basic	$2.67	$1.42
Diluted	$2.66	$1.42

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2021	2020
Net earnings	$8,347	$4,458
Other comprehensive (loss) income:
Change in unrealized (loss) gain on debt securities available for sale:
Unrealized (loss) gain arising during the year	(1,867)	1,609
Reclassification adjustment for realized gain	(108)	-
Net change in unrealized (loss) gain	(1,975)	1,609
Deferred income taxes	501	(408)
Total other comprehensive (loss) income	(1,474)	1,201
Comprehensive income	$6,873	$5,659

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2021 and 2020

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-in	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2019	3,191,288	$32	$39,456	$16,180	$200	$55,868
Net earnings	-	-	-	4,458	-	4,458
Dividends paid	-	-	-	(383)	-	(383)
Net change in unrealized gain on debt securities available for sale, net of income taxes of $408	-	-	-	-	1,201	1,201
Stock options exercised	2,200	-	27	-	-	27
Common stock retirement	(82,784)	(1)	(1,216)	-	-	(1,217)
Common stock issued as compensation to directors	4,932	-	93	-	-	93
Issuance of restricted stock	3,835	-	-	-	-	-
Stock-based compensation	-	-	208	-	-	208
Balance at December 31, 2020	3,119,471	$31	$38,568	$20,255	$1,401	$60,255

Net earnings	-	$-	$-	$8,347	$-	$8,347
Dividends paid	-	-	-	(438)	-	(438)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit of $501	-	-	-	-	(1,474)	(1,474)
Stock options exercised	150	-	3	-	-	3
Common stock issued as compensation to directors	5,344	-	111	-	-	111
Issuance of restricted stock	4,081	-	-	-	-	-
Stock-based compensation	-	-	227	-	-	227
Balance at December 31, 2021	3,129,046	$31	$38,909	$28,164	$(73)	$67,031

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net earnings	$8,347	$4,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	678	659
Provision (credit) for loan losses	(104)	2,850
Net amortization of deferred loan fees	(2,564)	(670)
Deferred income taxes	52	(440)
Gain on sale of debt securities available for sale	(108)	-
Amortization of premiums and discounts on debt securities available for sale	323	386
Gain on sale of loans held for sale	(1,174)	(855)
Proceeds from the sale of loans held for sale	189,095	153,799
Loans originated as held for sale	(186,096)	(160,344)
Stock issued as compensation	111	93
Stock-based compensation expense	227	208
Income from bank-owned life insurance	(271)	(184)
Net decrease (increase) in accrued interest receivable	455	(823)
Net change in operating leases	25	25
Net increase in other assets	(904)	(204)
Net increase in other liabilities and official checks	1,311	1,150
Net cash provided by operating activities	9,403	108
Cash flows from investing activities:
Loan originations, net of principal repayments	(10,869)	(141,131)
Purchase of debt securities available for sale	(37,854)	(20,333)
Principal repayments of debt securities available for sale	14,687	16,883
Proceeds from the sale of debt securities available for sale	5,874	-
Maturities and calls of debt securities available for sale	3,219	4,127
Repurchase (purchase) of Federal Home Loan Bank stock	127	(89)
Purchase of bank-owned life insurance	(5,197)	(4,000)
Purchase of premises and equipment	(392)	(1,163)
Net cash used in investing activities	(30,405)	(145,706)
Cash flows from financing activities:
Net increase in deposits	182,350	142,328
Net change in other borrowings	3,575	(1,254)
Proceeds from stock options exercised	3	27
Common stock retirement	-	(1,217)
Common stock dividends paid	(438)	(383)
Net cash provided by financing activities	185,490	139,501
Net increase (decrease) in cash and cash equivalents	164,488	(6,097)
Cash and cash equivalents at beginning of year	68,985	75,082
Cash and cash equivalents at end of year	$233,473	$68,985
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,085	$3,044
Income taxes	$2,323	$1,640
Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on debt securities available for sale, net of tax benefit	$(1,474)	$1,201
Right of use lease assets obtained in exchange for operating lease liabilities	$-	$-

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2021 and 2020 and for the Years Then Ended

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

On March 12, 2021, the Board of Governors of the Federal Reserve System adopted as a final rule, without change, its March 24, 2020 interim rule amending its Regulation D (reserve Requirements of Depository Institutions) to lower reserve requirement ratios on transaction accounts maintained at depository institutions to zero percent.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale includes mortgage loans which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. For the years ended December 31, 2021 and 2020, gains on loans held for sale are reported on the consolidated statements of earnings under noninterest income in mortgage banking revenue.  At December 31, 2021, loans held for sale were $11,768,000 compared to $13,593,000 at December 31, 2020. At December 31, 2021 and 2020, fair values exceeded book values in the aggregate.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms that a loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company's accounting policies or methodology during the years ended December 31, 2021 and 2020.

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

The general component covers all other loans and is based on the following factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding thirty-six months. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include any deterioration of property values, reduced consumer and business spending as a result of unemployment and reduced credit availability, and a lack of confidence in the economy. The historical experience is adjusted for the following qualitative factors: (1) changes in lending policies and procedures, risk selection and underwriting standards; (2) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (3) changes in the experience, ability and depth of lending management and other relevant staff; (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (5) quality of loan review; (6) changes in the nature and volume of the loan portfolio and terms of loans; (7) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (8) changes in collateral dependent loans; and (9) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

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

Revenue from Contracts with Customers.   In addition to lending and related activities, the Company offers various services to customers that generate revenue, certain of which are governed by ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”). The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and include service charges and fees on deposit accounts and debit card/ATM revenue, net. Revenue is recognized upon satisfaction of our performance obligation when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. As of December 31, 2021, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Other borrowings.  The fair value of other borrowings approximates carrying value due to their short-term maturity (Level 3).

Derivatives.  Fair value of the Company’ s derivative contracts are based on the framework for measuring fair value (Level 2).

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)      Debt Securities Available for Sale

Debt securities have been classified according to management's intention. The carrying amount of debt securities available for sale and their fair values are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At December 31, 2021
U.S. Government agency securities	$2,933	$-	$(14)	$2,919
Municipal securities	17,721	288	(240)	17,769
Mortgage-backed securities	48,614	379	(528)	48,465
Asset-backed securities	4,592	25	(7)	4,610
Total	$73,860	$692	$(789)	$73,763

At December 31, 2020
U.S. Government agency securities	$170	$2	$-	$172
Municipal securities	15,500	626	-	16,126
Mortgage-backed securities	39,151	1,300	(13)	40,438
Asset-backed securities	5,180	9	(46)	5,143
Total	$60,001	$1,937	$(59)	$61,879

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Debt Securities Available for Sale, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At December 31, 2021
U.S. Government agency securities	$2,919	$-	$2,919	$-
Municipal securities	17,769	-	17,769	-
Mortgage-backed securities	48,465	-	48,465	-
Asset-backed securities	4,610	-	4,610	-
Total	$73,763	$-	$73,763	$-

At December 31, 2020
U.S. Government agency securities	$172	$-	$172	$-
Municipal securities	16,126	-	16,126	-
Mortgage-backed securities	40,438	-	40,438	-
Asset-backed securities	5,143	-	5,143	-
Total	$61,879	$-	$61,879	$-

The scheduled maturities of debt securities available for sale are as follows:

	Amortized	Fair
	Cost	Value
(in thousands)
At December 31, 2021
Due in less than one year	$19	$19
Due in one to five years	322	341
Due in five to ten years	15,961	15,946
Due after ten years	8,944	8,992
Mortgage-backed securities	48,614	48,465
Total	$73,860	$73,763

The following summarizes sales of debt securities available for sale:

	Year Ended December 31,
(in thousands)	2021	2020
Proceeds from sale of securities	$5,874	$-
Gross gains	108	-
Gross losses	-	-
Net gain on sale of securities	$108	$-

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)          Debt Securities Available for Sale, Continued

At December 31, 2021 and 2020, debt securities available for sale with a fair value of $11,926,000 and $13,898,000, respectively, were pledged as collateral for public deposits and for other borrowings with clients.

Debt securities available for sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At December 31, 2021
Debt Securities Available for Sale
U.S. Government Agencies	$(14)	$2,919	$-	$-
Municipal securities	(240)	8,429	-	-
Mortgage-backed securities	(528)	28,207	-	-
Asset-backed securities	-	-	(7)	1,430
Total	$(782)	$39,555	$(7)	$1,430

At December 31, 2020
Debt Securities Available for Sale
Mortgage-backed securities	$(5)	$992	$(8)	$767
Asset-backed securities	-	-	(46)	3,494
Total	$(5)	$992	$(54)	$4,261

The unrealized losses on twenty-six and seven debt securities available for sale at December 31, 2021 and 2020, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans

The segments and classes of loans are as follows:

	At December 31,
(in thousands)	2021	2020
Real estate mortgage loans:
Commercial	$156,306	$133,473
Residential and home equity	183,536	158,120
Construction	71,164	44,466
Total real estate mortgage loans	411,006	336,059

Commercial loans	78,584	141,542
Consumer and other loans	7,283	6,312
Total loans	496,873	483,913

Add (Less):
Net deferred loan (fees) costs	(701)	(1,160)
Allowance for loan losses	(5,974)	(6,092)
Loans, net	$490,198	$476,661

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

An analysis of the change in the allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserve	Total
Year Ended December 31, 2021
Beginning balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092
Provision (credit) for loan losses	262	322	318	(490)	43	(559)	(104)
Net charge-offs	-	(10)	-	23	(27)	-	(14)
Ending balance	$1,762	$2,139	$857	$1,125	$91	$-	$5,974

At December 31, 2021
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$-	$-	$-	$-
Balance in allowance for loan losses	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated for impairment:
Recorded investment	$156,306	$183,536	$71,164	$78,584	$7,283	$-	$496,873
Balance in allowance for loan losses	$1,762	$2,139	$857	$1,125	$91	$-	$5,974

Year Ended December 31, 2020
Beginning balance	$1,046	$1,573	$415	$1,284	$96	$-	$4,414
Provision for loan losses	454	302	124	1,379	32	559	2,850
Net charge-offs	-	(48)	-	(1,071)	(53)	-	(1,172)
Ending balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092

At December 31, 2020
Individually evaluated for impairment:
Recorded investment	$-	$666	$-	$585	$-	$-	$1,251
Balance in allowance for loan losses	$-	$-	$-	$179	$-	$-	$179

Collectively evaluated for impairment:
Recorded investment	$133,473	$157,454	$44,466	$140,957	$6,312	$-	$482,662
Balance in allowance for loan losses	$1,500	$1,827	$539	$1,413	$75	$559	$5,913

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2021
Grade:
Pass	$153,404	$181,770	$71,051	$78,462	$7,233	$491,920
Special mention	2,902	1,766	113	118	50	4,949
Substandard	-	-	-	4	-	4
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$156,306	$183,536	$71,164	$78,584	$7,283	$496,873

At December 31, 2020
Grade:
Pass	$130,846	$156,985	$43,622	$140,370	$6,278	$478,101
Special mention	2,627	469	844	405	34	4,379
Substandard	-	666	-	767	-	1,433
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$133,473	$158,120	$44,466	$141,542	$6,312	$483,913

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, construction and nonowner-occupied commercial real estate loans and commercial relationships in excess of $1 million are reviewed at least annually. The Company determines the appropriate loan grade during the renewal process and reevaluates the loan grade in situations when a loan becomes past due.

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

At December 31, 2021, there were five loans over thirty days past due and accruing, no loans past due ninety days or more but still accruing and no loans on nonaccrual status. Age analysis of past-due loans at December 31, 2021 and 2020 is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2021:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$156,306	$-	$156,306
Residential and home equity	710	-	-	710	182,826	-	183,536
Construction	-	-	-	-	71,164	-	71,164
Commercial loans	411	-	-	411	78,173	-	78,584
Consumer and other loans	-	-	-	-	7,283	-	7,283
Total	$1,121	$-	$-	$1,121	$495,752	$-	$496,873

At December 31, 2020:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$133,473	$-	$133,473
Residential and home equity	536	-	-	536	156,918	666	158,120
Construction	195	-	-	195	44,271	-	44,466
Commercial loans	-	-	-	-	140,957	585	141,542
Consumer and other loans	-	-	-	-	6,312	-	6,312
Total	$731	$-	$-	$731	$481,931	$1,251	$483,913

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the amount of impaired loans at December 31, 2021 and 2020:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2021
Consumer and other loans	$4	$4	$-	$-	$-	$4	$4	$-
Total	$4	$4	$-	$-	$-	$4	$4	$-

At December 31, 2020
Residential and home equity	$666	$666	$-	$-	$-	$666	$666	$-
Commercial loans	-	-	585	585	179	585	585	179
Total	$666	$666	$585	$585	$179	$1,251	$1,251	$179

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class is as follows:

	Average	Interest	Interest
	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received
Year Ended December 31, 2021
Residential and home equity	$302	-	$-
Commercial	174	-	-
Total	$476	$-	$-

(in thousands)
Year Ended December 31, 2020
Commercial real estate	$241	$12	$11
Residential and home equity	865	-	-
Commercial	1,084	17	17
Consumer and other loans	13	-	-
Total	$2,203	$29	$28

There were no collateral dependent impaired loans measured at fair value on a nonrecurring basis at December 31, 2021 or 2020.

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

As shown in the table below, the Company entered into one new TDR during the year ended December 31, 2021 and no new TDRs during the year ended December 31, 2020.

	Year Ended December 31, 2021				Year Ended December 31, 2020
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
(in thousands)
Troubled Debt Restructurings:
Modified interest rate
Consumer	1	$4	$4	$4	-	$-	$-	$-
Total	1	$4	$4	$4	-	$-	$-	$-

The TDR entered into during the year ended December 31, 2021 did subsequently default.  At December 31, 2021, the Company had one $4,000 loan identified as a TDR.

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

 (continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)          Premises and Equipment

A summary of premises and equipment follows:

	At December 31,
	2021	2020
(in thousands)
Land	$1,704	$1,704
Buildings	5,085	5,036
Leasehold improvements	1,551	1,503
Furniture, fixtures and equipment	2,099	1,911
Computer and software	3,197	3,106
Total, at cost	13,636	13,260
Less accumulated depreciation and amortization	(5,674)	(5,012)
Premises and equipment, net	$7,962	$8,248

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

The components of lease expense and other lease information as of and during the year ended December 31, 2021 are as follows:

	At December 31,
	2021	2020
(in thousands)
Operating lease cost	$319	$319
Cash paid for amount included in the measurement of lease
liabilities operating cash flows from operating leases	$294	$294

(dollars in thousands)	2021	2020
Operating lease right of use assets	$3,258	$3,466
Operating lease liabilities	3,397	3,580
Weighted average remaining lease term - operating lease (in years)	12.6	13.6
Weighted average discount rate	3.17%	3.17%

Future minimum lease payments under non-cancellable leases as of December 31, 2021, reconciled to our operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At December 31, 2021
2022	$294
2023	294
2024	306
2025	323
2026	323
Thereafter	2,615
Total future minimum lease payments	4,155
Less interest	(758)
Total	$3,397

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)          Deposits

The aggregate amount of time deposits with a minimum denomination greater than $250,000 was approximately $22.8 million and $25.6 million at December 31, 2021 and 2020, respectively.

A schedule of maturities for all time deposits at December 31, 2021 is as follows:

(in thousands)
Year Ending December 31,	Amount
2022	$41,209
2023	7,345
2024	498
2025	364
2039	416
Total	$49,832

(6)          Other Borrowings

The Company has pledged collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) for future advances which will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $78.8 million as of December 31, 2021 from the FHLB. There were no advances outstanding at December 31, 2021 or 2020. The Company also has available credit of $47.0 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank. The Company also maintains a $15.0 million revolving line of credit with a local bank.  The Company has pledged all of the Bank's common stock as collateral for the revolving line of credit which matures in August, 2025 and bears interest at prime. There was an outstanding balance of $3.575 million under the revolving line of credit at December 31, 2021 and interest expense paid under this line totaled $58,000 in 2021.  The Company had no borrowings under the revolving line of credit during 2020.

(7)          Income Taxes

The components of the income taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Current:
Federal	$2,109	$1,464
State	356	271
Total current	2,465	1,735

Deferred:
Federal	41	(345)
State	11	(95)
Total deferred	52	(440)
Total income taxes	$2,517	$1,295

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)          Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2021		2020
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
(dollars in thousands)
Income taxes at statutory rate	$2,282	21.0%	$1,208	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	291	2.7	139	2.4
Tax-exempt income	(75)	(0.7)	(72)	(1.3)
Other nondeductible expenses	19	0.2	20	0.4
Total	$2,517	23.2%	$1,295	22.5%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	At December 31,
	2021	2020
(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,514	$1,544
Organizational and start-up costs	11	21
Stock-based compensation	105	79
Deferred compensation	134	85
Unrealized losses on securities available for sale	24	-
Other	54	55
Deferred tax assets	1,842	1,784

Deferred tax liabilities:
Prepaid Expenses	(143)	(91)
Deferred loan costs	(567)	(605)
Premises and equipment	(289)	(217)
Unrealized gain on debt securities available for sale	-	(477)
Deferred tax liabilities	(999)	(1,390)
Net deferred tax asset	$843	$394

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2018.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)           Off-Balance Sheet Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments are commitments to extend credit, construction loans in process, unused lines of credit, financial and performance standby letters of credit, and guaranteed accounts and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these consolidated financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for available lines of credit, construction loans in process and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit, construction loans in process and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $484,000 at December 31, 2021.

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2021 is as follows:

At December 31, 2021
(in thousands)
Commitments to extend credit	$5,400
Construction loans in process	63,552
Unused lines of credit	72,886
Standby financial letters of credit	2,938
Standby performance letters of credit	100
Guaranteed accounts	1,367
Total off-balance sheet instruments	$146,243

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)            Stock Compensation Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015, and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2021, 319,457 stock options and 11,516 restricted stock awards have been granted under the 2015 Plan.  Taking into account the 50,650 stock options that have been forfeited, 189,034 options are available for grant at December 31, 2021.

A summary of the activity in the Company’s 2015 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2019	272,267	$19.80
Options granted	15,000	20.05
Options forfeited	(15,210)	20.05
Outstanding at December 31, 2020	272,057	19.80
Options granted	18,000	27.12
Options exercised	(150)	20.09
Options forfeited	(21,250)	20.58
Outstanding at December 31, 2021	268,657	$20.23	6.0	$618,000
Exercisable at December 31, 2021	159,677	$19.59	5.4	$418,000

The fair value of shares vested and recognized as compensation expense was $156,000 and $162,000 for the years ended December 31, 2021 and 2020, respectively. The Company recognized an income tax benefit of $19,000 and $21,000 with respect to share-based compensation in 2021 and 2020, respectively. At December 31, 2021, there was $317,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2015 Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2021	2020
Weighted average risk-free interest rate	1.15-1.30%	1.46%
Expected dividend yield	0.49-0.62%	0.60%
Expected stock volatility	22.94-30.69%	14.69%
Expected life in years	6.5	6.5
Per share fair value of options issued during year	4.8888.8787	$3.26

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)           Stock Compensation Plans, Continued

Directors' Plan

The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the OTCQX or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. In 2021 and 2020, the Board used the greater of quarter-end book value and quarter-end volume weighted average market price to determine what the fair market value of Prime Meridian common stock was for purposes of the Directors’ Plan. The maximum number of remaining shares to be issued pursuant to the Directors’ Plan is limited to 41,364 shares, which is approximately 1.3% of the total shares outstanding as of the record date. In 2021 and 2020, our directors received 5,344 and 4,932 shares of common stock, respectively, in lieu of cash, under the Directors’ Plan.  The Company recognized expense of $111,000 and $93,000 during the years ended December 31, 2021 and 2020, with respect to the Director’s Plan.  As of December 31, 2021, there were 41,364 shares remaining available for grant.

Restricted Stock

As part of the bonus incentive earned for the Company's performance in 2020, the Company issued an additional 4,081 restricted common stock shares to its CEO in the first quarter of 2021, to accompany the 7,435 restricted common stocks shares issued in 2019 and 2020. Restricted stocks granted are vested equally over the span of 3 years. Stockholders of unvested restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transaction follows:

		Wtd-Avg	Unvested Shares
	Number of	Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Restricted stock granted in 2019	3,600	$18.52	$22,000
Restricted stock granted in 2020	3,835	20.40	52,000
Restricted granted in 2021	4,081	18.04	74,000
Restricted stock vested in 2020	(3,678)	(19.49)	-
Non-vested restricted stock outstanding at December 31, 2021	7,838	$18.88	$148,000

During the years ended December 31, 2021 and 2020, the Company recognized $71,000 and $46,000,  respectively, as expense and had $83,000 in unrecognized expense at December 31, 2021 to be recognized over a weighted-average period of 1.7 years.

(10)          Employee Benefit Plans

The Company sponsors a 401(k)-profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit-sharing plan are discretionary and determined annually. Contribution expense related to the plans for the years ended December 31, 2021 and 2020 were $248,000 and $256,000, respectively.

The Company has established non-qualified account balance deferred compensation plans to provide retirement benefits for certain officers of the Company. The Company is recognizing the expense of these plans as services are rendered using a discount rate of four percent and a retirement age of sixty-five. The Company’s expense in connection with these plans was $193,000 and $160,000 for the years ended  December 31, 2021 and 2020, respectively. The accrued liability related to these agreements was $527,000 and $333,000 at December 31, 2021and 2020, respectively. Such amounts are included in other liabilities in the accompanying consolidated balance sheets.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11)        Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following table summarizes these transactions:

	Year Ended December 31,
(in thousands)	2021	2020
Loans:
Beginning balance	$6,606	$7,726
Originated during the year	4,284	421
Principal repayments	(2,422)	(1,541)
Ending balance	$8,468	$6,606

Deposits at year-end	$9,717	$7,524

In addition, the Company purchases various insurance policies through a company that employs the spouse of Director Jones. The premiums paid totaled $1.4 million and $1.1 million in 2021 and 2020, respectively, and included health insurance premiums for employees. Mr. Jones’ interest in such premiums was $5,734.

(12)        Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		At December 31, 2021		At December 31, 2020
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$233,473	$233,473	$68,985	$68,985
Debt securities available for sale	2	73,763	73,763	61,879	61,879
Loans held for sale	3	11,768	11,964	13,593	13,814
Loans, net	3	490,198	495,209	476,661	487,652
Federal Home Loan Bank stock	3	366	366	493	493
Accrued interest receivable	3	1,505	1,505	1,960	1,960
Bank owned life insurance	3	16,153	16,153	10,685	10,685
Derivative contract assets	3	630	630	163	163

Financial liabilities-
Deposits	3	762,942	763,147	580,592	581,073
Other Borrowings	3	3,575	3,575	-	-
Derivative contract liabilities	2	630	630	163	163

Off-Balance Sheet financial instruments	3	-	-	-	-

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

In January 2022, the Board of Directors declared an annual dividend of $0.18 per share of common stock payable on March 1, 2022 to shareholders of record as of February 10, 2022.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2021, and 2020, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2021, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2021
Tier 1 Leverage ratio to Average Assets	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Capital to Risk-Weighted Assets	70,548	13.45	31,461	6.00	41,948	8.00
Total Capital to Risk-Weighted Assets	76,522	14.59	41,948	8.00	52,435	10.00

As of December 31, 2020:
Tier 1 Leverage ratio to Average Assets	$57,800	9.09%	$25,421	4.00%	$31,776	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	57,800	13.29	19,575	4.50	28,275	6.50
Tier 1 Capital to Risk-Weighted Assets	57,800	13.29	26,100	6.00	34,799	8.00
Total Capital to Risk-Weighted Assets	63,245	14.54	34,799	8.00	43,499	10.00

(15)        Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements. As of December 31, 2021, there is no pending or threatened litigation of which management is aware.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)          Earnings Per Share

Earnings per share (“EPS”) has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method:

	2021			2020
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Year Ended December 31,
Basic EPS:
Net earnings	$8,347	3,126,547	$2.67	$4,458	3,134,124	$1.42
Effect of dilutive securities-incremental shares from assumed conversion of options		15,935			-
Diluted EPS:
Net earnings	$8,347	3,142,482	$2.66	$4,458	3,134,124	$1.42

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

	At December 31,
	2021	2020
dollars in thousands
Notional amount - interest rate swaps:
Stand-alone derivatives	$20,606	$21,100

Weighted-average pay rate - interest rate swaps	3.69%	3.68%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	13.6	14.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$630	$163
Stand-alone derivatives - interest rate swaps (other liabilities)	$(630)	$(163)

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)      Parent Company Only Financial Information

The Holding Company's unconsolidated financial information follows:

Condensend Balance Sheets	December 31,
	2021	2020
(in thousands)
Assets
Cash	$114	$1,027
Investment in subsidiary	70,475	59,201
Other assets	27	27
Total assets	$70,616	$60,255

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$3,575	$-
Accrued interest	10	-
Total liabilities	3,585	-

Stockholders' equity	67,031	60,255
Total liabilities and stockholders' equity	$70,616	$60,255

Condensed Statements of Earnings	Year Ended December 31,
	2021	2020
(in thousands)
Revenues	$-	$-
Expenses	(590)	(505)
Income tax benefit	140	124
Loss before earnings of subsidiary	(450)	(381)
Net earnings of subsidiary	8,797	4,839
Net earnings	$8,347	$4,458

Condensed Statements of Cash Flows	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net Earnings	$8,347	$4,458
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(8,797)	(4,839)
Stock issued as compensation	111	93
Net change in other assets and other liabilities	11	(7)
Net cash used in operating activities	(328)	(295)
Cash flows from investment activities-
Cash infusion to subsidiary	(3,725)	(6,000)
Net cash used in investing activities	(3,725)	(6,000)
Cash flows from financing activities:
Proceeds from other borrowings	3,575	-
Common stock retirement	-	(1,217)
Cash dividend paid	(438)	(383)
Proceeds from stock options exercised	3	27
Net cash provided by (used in) financing activities	3,140	(1,573)
Net decrease in cash	(913)	(7,868)
Cash at beginning of the year	1,027	8,895
Cash at end of year	$114	$1,027

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive income of subsidiary, net of change in
unrealized gain on debt securities available for sale, net of tax	$(1,474)	$1,201
Stock-based compensation expense of subsidiary	$338	$301

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

(20)     Contingency

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created volatility and disruption in financial and equity markets. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, in 2022 will depend on future developments, the duration of the pandemic, the effectiveness and adoption of available vaccines, and the actions taken by governmental authorities to slow the spread of the disease and mitigate its economic impact.  We continue to monitor and adhere to national guidelines and local safety ordinances to ensure the safety of our clients and employees.

The Company took action to prepare its employees, support its clients, and help its communities.  The Company has supported small business owners by making loans through the Small Business Administration Paycheck Protection Program ("PPP").  As of December 31, 2021, the Bank had originated 1,376 PPP loans for a total dollar amount of $128.3 million. These loans are 100% guaranteed by the Small Business Administration (the "SBA"). At December 31, 2021, 242 loans totaling $15.2 million were remaining on the Company's balance sheet, awaiting forgiveness.

At this time, it is not known how future variants and a potential rise in cases nationally may impact the economy, safety protocols or consumer behavior.  Management believes credit quality deterioration directly related to the pandemic could materialize in the future. Since March of 2020, the Company has reported a peak of 70 requests for payment deferrals or modifications on loans totaling $42.4 million. Approximately 91% of the requests have been for loans secured with real estate.  At December 31, 2021, all of the loans seeking payment deferrals and modifications have reverted back to their premodification terms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company consulted with an external consulting firm to assist in management’s evaluation of the adequacy of the Bank’s policies and procedures in the areas of internal operational controls and safeguarding of assets, and when applicable, compliance with regulatory guidelines. The Company and the consultant used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” to perform the assessment. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the year ended December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table lists the names and ages of all directors and executive officers of the Company and the Bank and indicates all positions and offices with the Company and the Bank held by each person, as of December 31, 2021. Also included in the table is the year in which each person commenced service with the Company and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

		Position with the	Position with the	Director
Name	Age	Company	Bank	Since	Principal Occupation	Independent
Kenneth H. Compton	53	Director	Director	2019	CEO, Founder, Compton & Associates, Private Wealth Advisors	✓
William D. Crona	73	Director	Director	2010	Financial Consultant, Investor & retired CPA	✓
Sammie D. Dixon, Jr.	52	CEO, President, Vice Chairman & Director	CEO, President, Vice Chairman & Director	2010	Chief Executive Officer & President
Steven L. Evans	74	Director	Director	2010	Retired IBM Executive	✓
R. Randy Guemple	70	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer
Chris L. Jensen, Jr.	65	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Kathleen C. Jones	68	Director	Director	2011	Retired Executive Vice President, Chief Financial Officer
Robert H. Kirby	55	Director	Director	2010	Businessman, Partner in Rehab Technologies and Huxford Land Co.	✓
Frank L. Langston	64	Director	Director	2010	Principal of NAI TALCOR	✓
Michael A. Micallef, Jr.	72	Director	Director	2019	Retired SVP, Market President Lakeland office
Kyle D. Phelps	41	EVP, CBO	EVP, CBO	N/A	Executive Vice President, Chief Banking Officer	N/A
L. Collins Proctor, Sr.	52	Director	Director	2010	Principal / Director of FSM (Facility Solutions Management)	✓
Garrison A. Rolle, M.D.	60	Director	Director	2010	Orthopedic Surgeon	✓
Steven D. Smith	69	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee	✓
Susan Payne Turner	55	EVP, CRO	EVP, CRO	N/A	Executive Vice President, Chief Risk Officer	N/A
Monte L. Ward	40	EVP, CIO	EVP, CIO	N/A	Executive Vice President, Chief Information Officer	N/A
Clint F. Weber	40	EVP, CFO	EVP, CFO	N/A	Executive Vice President, Chief Financial Officer	N/A
Richard A. Weidner	77	Chairman & Director	Chairman & Director	2010	Retired CPA, Partner with Carr, Riggs & Ingram, LLC	✓

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information. There are no family relationships between any directors or executive officers.

Executive Officers

Sammie D. Dixon, Jr., age 52, was part of the management team and Board that formed both the Bank and Prime Meridian. He is the Vice Chairman, Chief Executive Officer and President of Prime Meridian and the Bank. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. Before that, he served as Chief Executive Officer and President for Bank of Thomas County from August 2003 to June 2005. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. He began his banking career with NationsBank in 1997. Mr. Dixon previously served as an Administrative Committee Member of the American Bankers Association’s Community Bankers Council. He is active in the community as a member of the Rotary Club of Tallahassee and member of the Tallahassee Memorial HealthCare Foundation Board of Trustees. He serves on the Boards of the Boys & Girls Clubs of the Big Bend and as the Chair of the Greater Tallahassee Chamber of Commerce. He is a former Campaign Co-Chair of the United Way of the Big Bend where he also served as a director. Mr. Dixon attends Saint Peter’s Anglican Church.

Clint F. Weber, age 40, has been with the Bank since 2013. He is presently the Executive Vice President and Chief Financial Officer of the Bank and Prime Meridian. Prior to joining the Bank, he was Vice President and held various credit positions at Premier Bank and its successor financial institution Centennial Bank from 2008 to 2013. From 2003 to 2008, he was a Financial Institution Examiner at the Florida Office of Financial Regulation. Mr. Weber’s work experience includes credit risk management, regulatory compliance, accounting and asset/liability management. Mr. Weber is a graduate of Florida State University where he received a Bachelor of Science in Finance and Real Estate. He is also a graduate of the Florida School of Banking at the University of Florida.

Chris L. Jensen, Jr., age 65, was part of the management team and Board that formed both the Bank and Prime Meridian. He is an Executive Vice President of Prime Meridian and the Bank’s Executive Vice President and Senior Lender. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over forty years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Boards of several local groups, including the Suwannee River Area Council for the Boy Scouts of America and the Young Actors Theatre.

Susan Payne Turner, age 55, has been with the Bank since 2013. She is presently the Executive Vice President and Chief Risk Officer of the Bank and Prime Meridian. Mrs. Turner began her banking career in 1983. From 2010 to 2013, she was a Regional Retail Leader for Centennial Bank, where she managed ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Mrs. Turner is a graduate of Florida State University and received a Master of Business Administration from Troy University in 2005. She is a Certified Enterprise Risk Professional. She is also a graduate from the Graduate School of Banking at Louisiana State University. Mrs. Turner serves as a Chair for the Florida Bankers Education Foundation. She is a Past Chair and serves as Director Emeritus for the Tallahassee Community College Foundation. She also serves as Past Chair for the Tallahassee Community College Alumni and Friends Association and Director Emeritus on the Board for the Wakulla County Chamber of Commerce. She is a member of the Coastal Optimist Club, is the Associate Director of the Wakulla County Historical Society and serves as Vice Chair on the Board for the Community Foundation of North Florida.

Kyle D. Phelps, age 41, became Executive Vice President and Chief Banking Officer of Prime Meridian Bank and Prime Meridian Holding Company in August, 2021. Prior to joining the Bank, Mr. Phelps was formerly a Commercial Banking and Specialty Lending Executive for Capital City Bank from 2018 to 2021, where he oversaw corporate banking, commercial loan participations, institutional banking, asset-based lending, factoring, treasury management, Small Business Administration (SBA) lending, warehouse lending, and indirect auto lending. From 2007 to 2018, Mr. Phelps held various commercial banking and management positions at Capital City Bank. Mr. Phelps’ work experience includes commercial banking and private banking management, commercial real estate lending, and commercial special assets. He holds certifications as a Chartered Financial Analyst (CFA) and Certified Treasury Professional (CTP). Mr. Phelps is a graduate of Liberty University and received a Master of Business Administration from the University of Florida. He serves on the Boards of the Tallahassee Downtown Redevelopment Commission and Big Brothers Big Sisters of the Big Bend. Mr. Phelps is a former Chair for the Foundation for Leon County Schools and former member of the executive board for the Tallahassee Builders Association.

Monté L. Ward, age 40, has been with the Bank since 2011. He is presently the Executive Vice President and Chief Information Officer of the Bank and Prime Meridian. Prior to joining the Bank, he was Assistant Vice President and held various operational, compliance and information technology positions at Premier Bank from 2002 to 2011. Mr. Ward has a background in software programming and hacking/intrusion. He holds various certifications and designations such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified Regulatory Compliance Manager, Accredited ACH Professional and others in technology, security, risk, and compliance. He is a graduate of Florida Agricultural & Mechanical University where he received a Bachelor of Science in Electrical Engineering. He received a Master of Science in Cybersecurity from National University. Mr. Ward is also a graduate of the ABA Stonier Graduate School of Banking and the Wharton Leadership Program at the University of Pennsylvania.

Company and Bank Directors

Kenneth H. Compton, age 53, was elected to Prime Meridian’s and the Bank’s Boards in May 2019. He is the Founder, President and CEO of Compton & Associates, Private Wealth Advisors, which focuses on asset management, retirement planning, estate planning, and business transition planning. Mr. Compton serves as the Chair of the Governance, Compensation, and Nominating Committee, member of Executive, Audit, and Loan committees and is the Vice Chair for Gulf Atlantic Bank, Key West, Florida.  He was also a director of Community Southern Holdings, Inc. and Community Southern Bank beginning in 2013, where he served as Chairman of the Loan and Compensation committees, and served on the Audit and Asset Liability committees. He remained on the Boards until their sale to Sunshine Bancorp, Inc. in 2015. He then joined the Board of Sunshine Bancorp, Inc. and served, as the Sarbanes-Oxley Financial Expert on the Audit Committee, until its sale to CenterState Bank Corporation in 2018. His background includes a Juris Doctor degree from the Cumberland School of Law at Samford University, a Master of Law degree from the University of Denver, Sturm College of Law and Daniels College of Business, and a Bachelor of Arts Degree in International Studies and Foreign Policy from Rhodes College. He has served as an adjunct professor of finance and insurance, as a vesting agent under the Florida Comprehensive Land Use Plan, and as a past Executive Vice President of the Highlands County Board of Realtors. Mr. Compton serves on the Board of Baycare’s Bartow Regional Medical Center. He also has served on the Board of the Southeastern University Foundation.

William D. Crona, age 73, is a founding member of the Boards of the Bank and Prime Meridian. He is a retired certified public accountant. In 2005, he retired from a twenty-three year career with the accounting firm of Law, Redd, Crona and Munroe, P.A., Tallahassee, Florida, where he served as a partner. He currently is a financial consultant and investor in the Tallahassee area. Mr. Crona serves on the Boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, TEC Incorporated, SAVA, and the City of Tallahassee Citizen Advisory Board.

Steven L. Evans, age 74, is a founding member of the Boards of the Bank and Prime Meridian. He retired from a thirty-year career with IBM in 2003 where he served as Vice President of its North American Education business and IBM’s Senior State Executive for its Florida operations. After graduating from the University of Michigan, Mr. Evans played in the St. Louis Cardinal baseball organization for six years before joining IBM. Mr. Evans currently serves on the Boards of the Florida Taxwatch Research Institute, Ghost Controls, Inc., Vineyard Capital, Fringe Benefits Management Corporation, Kyra Infotech Group and is the Chairman of the Economic Vitality Leadership Council. He is also a member of the FSU Research GAP Committee and a member of the Presidential Advisory Council for Indian River State College.

R. Randy Guemple, age 70, is a founding member of the Boards of the Bank and Prime Meridian. He retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer in March 2019. He was formerly a certified public accountant. Prior to assuming these offices, he was a retired bank executive, having most recently served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida. He is a Past Chairman of the Financial Managers Society, Inc., headquartered in Chicago, Illinois. Mr. Guemple is a Past Chairman and current member of the Board of Trustees for the Tallahassee Memorial HealthCare Foundation, Inc. and Southern Scholarship Foundation, Inc. in Tallahassee, Florida. He is also Director Emeritus of Elder Care Services, Inc. and an active member of the Tallahassee Kiwanis Club.  Mr. Guemple is a graduate of Florida State University (FSU) where he received a Bachelor of Science in Accounting and his Master of Business Administration. He played baseball while at FSU and is a member of Good Shepherd Catholic Church.

Kathleen C. Jones, age 68, was part of the management team that formed both the Bank and Prime Meridian and has been a member of both Boards since 2011. She retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer in December 2015. Prior to joining the Bank, she spent thirty-six years with SunTrust Bank and its Tallahassee predecessor institutions. Mrs. Jones retired from SunTrust Bank in 2007, at the position of North Florida Regional Senior Vice President, Senior Banking Operations Manager. She is a 1978 graduate of Florida State University where she received a Bachelor of Science in Finance. She also is a 1988 graduate of the Graduate School of Banking of the South in Baton Rouge, Louisiana. Mrs. Jones is a member of Thomasville Road Baptist Church.

Robert H. Kirby, age 55, was elected to Prime Meridian’s and the Bank’s Board in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby currently serves as President and Chief Executive Officer of Cedar Creek Land and Timber Company, Inc. and T.R. Miller Woodlands, Inc., and as a member of the management executive committees of T.R. Miller Mill Company, Inc. and Neal Land Alabama, Inc., all located in Brewton, Alabama. Mr. Kirby received a bachelor’s degree from the University of the South, Sewanee, Tennessee and a Master of Business Administration from the University of Alabama, Tuscaloosa, Alabama. He serves on the Boards of a number of private companies and non-profit organizations, including Tall Timbers Research, Inc.

Frank L. Langston, age 64, is a founding member of the Boards of the Bank and Prime Meridian. He has been a principal/owner, since 2000, with the real estate services company NAI TALCOR, located in Tallahassee, Florida. From 1990 to 2000, Mr. Langston was affiliated with NAI TALCOR as an independent contractor. After attending Auburn University, Mr. Langston entered the management training program of First Florida Banks in Tampa. While assigned to the Marketing Department, Mr. Langston gained valuable first-hand real estate experience in locating bank branch locations around the state. In addition, he participated in strategic planning, new product development, and market analysis. From 1981 to 1984, Mr. Langston served as Marketing Director with the responsibility of business development for the Tallahassee office. In May 1989, he entered the commercial real estate business specializing in retail and office sales and leasing, and bank-owned real estate. Mr. Langston is a Certified Commercial Investment Member, a Florida licensed broker-salesman, and an Alabama licensed broker. He is also a member of the National Association of Realtors, the Florida Association of Realtors, and the Tallahassee Association of Realtors. He currently serves on the Board of Anna’s Foundation, Advisory Board of the Master of Real Estate Development Program at Auburn University and the Community Board of the Tallahassee Campus of the Florida State University, College of Medicine.

Michael A. Micallef, Jr., age 72, was elected to Prime Meridian’s and the Bank’s Board in March 2019. From then until his retirement on February 29, 2020, he served as the Bank’s Senior Vice President and Market President for the Polk County market. Prior to joining the Bank, Mr. Micallef served as Regional President for Sunshine Bank from 2015 to 2017. From its founding in 2006 until its sale to Sunshine Bancorp, Inc. in 2015, Mr. Micallef served as Director, Chief Executive Officer and President of Community Southern Holdings, Inc. and Community Southern Bank, in Lakeland, Florida. Mr. Micallef has over thirty years of experience as a Chief Executive Officer of financial institutions, including serving as President of Marco Community Bancorp, Inc. and Chief Executive Officer and President of Marco Community Bank in Marco Island, Florida from 2003 to 2005; and Chief Executive Officer, President, and Vice Chairman of Sterling Bank, FSB, in Lantana, Florida from 1999 to 2003. Mr. Micallef received his Bachelor of Science degree from St. Peters University, New Jersey, his Master of Business Administration from Fordham University and a graduate banking degree from Brown University.

L. Collins Proctor, Sr., age 52, is a founding member of the Boards of the Bank and the Company. He is a co-founding partner of Facility Solutions Management (FSM) which optimizes facility performance and operating costs through its Engineering, Controls, and Energy Services divisions for corporate, government, medical, and education, clients throughout the United States.  In addition to managing firm level strategies, Mr. Proctor focuses primarily within FSM’s Energy Services division overseeing strategy, financing, quality control, and the development of FSM's "Huckleberry" energy and environmental management software platform. Mr. Proctor is also an investor/partner of Red Brick Partners, LLC, a real estate and private equity investment entity started in 2006. Prior to 2006, Mr. Proctor owned and managed a Florida real estate acquisition and construction advisory firm, an affiliate of a national firm with which he was associated for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University and his Master of Business Administration from Emory University, between which times he served five years with NationsBank (now Bank of America) in its leveraged leasing division managing over $3.5 billion in equipment financing for large corporate clients. Mr. Proctor also serves as a commissioner on the Tallahassee-Leon County Planning Commission.

Garrison A. Rolle, M.D., age 60, is a founding member of the Boards of the Bank and Prime Meridian. He is an orthopedic surgeon who joined the Tallahassee Orthopedic Clinic in 1997. He served on AmSouth Bank’s Advisory Board of Directors in Tallahassee, Florida and was formerly a director of Regions Bank in Tallahassee, Florida. Dr. Rolle played football for the University of Florida while pursuing his Bachelor of Science degree. He received his medical degree from the University of Florida, College of Medicine.

Steven D. Smith, age 69, is a founding member of the Boards of the Bank and Prime Meridian. He is an owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle, including Tallahassee, Florida. Mr. Smith currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately thirty-eight million U.S. households. He also serves as a member of the Florida Highway Patrol Advisory Council. Mr. Smith is the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama.

Richard A. Weidner, age 77, is a founding member and Chairman of the Boards of the Bank and Prime Meridian. On December 31, 2020, Mr. Weidner retired from an eighteen-year career with the accounting firm of Carr, Riggs & Ingram, LLC. He is a certified public accountant with an inactive license and former partner and Partner Oversight Director of Carr, Riggs & Ingram, LLC. In 2002 this firm acquired Williams, Cox, Weidner & Cox, P.A., Tallahassee, Florida, which Mr. Weidner helped establish in 1972. From approximately 1998 to 2001, Mr. Weidner served as an Advisory Board member for SunTrust Bank. Mr. Weidner is a past member of the Tallahassee Community College Foundation Board. He is a Past Treasurer of the Tallahassee Chamber of Commerce, Past President of the Tallahassee YMCA, and Past Treasurer of the Maclay School Board of Directors. He has also served on the Leon County Library Advisory Board and was a United Way Campaign Captain.

Audit Committee Matters

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a) (58) (A) of the Exchange Act and which operates under a formal written charter adopted by the Board of Directors.  The members of that committee are Kenneth H. Compton, William D. Crona (Chairman), Steven L. Evans, Robert H. Kirby, Steven D. Smith, and Richard A. Weidner, each of whom is considered independent under NASDAQ listing standards.  The Board of Directors has determined that Mr. Crona is an audit committee financial expert, based on his experience as a Certified Public Accountant, as described above.

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

Nomination Procedures

In 2021, there were no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

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

At December 31, 2021, the members of the Compensation Committee were Kenneth H. Compton (Chairman); Steven L. Evans; Kathleen C. Jones; Robert H. Kirby; Frank L. Langston; Steven D. Smith and Richard A. Weidner. The opinion of the Board of Directors is that in 2021 each member of the Compensation Committee was independent under NASDAQ listing standards, except for Director Jones, who received consulting fees in 2019, 2020, and 2021 and whose spouse is employed by the agency which sells insurance to the Company and the Bank.

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

The Compensation Committee determines the level of base salary and any incentive bonus for the Chief Executive Officer based upon competitive norms, derived from surveys published by independent banking institutes and private companies specializing in the analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries

In 2021 the Compensation Committee established a performance matrix based on a budgeted increase in net income and total asset growth. To receive any bonus under this program, the Vice Chair/CEO/President must have at least met or exceeded the performance objectives.

In connection with the Incentive Plan for Vice Chair/CEO/President Dixon, in early 2022, the Compensation Committee approved the grant of 7,786 restricted shares under the 2015 Stock Incentive Compensation Plan, valued at $28.31 per share, the fair market value as of the date of the grant, and a $85,536 cash bonus.

Effective January 1, 2021, the Bank’s executive management team adopted an Incentive Plan for officers and employees to be used in determining cash bonuses based upon two components: overall Bank performance and individual performance. Pursuant to the Incentive Plan, in early 2022, CRO/EVP Susan Payne Turner earned and received a cash bonus of $51,800 and Senior Lender/EVP Chris L. Jensen, Jr. earned and received a cash bonus of $54,351.

Compensation Committee Interlocks

The opinion of the Board of Directors is that in 2021, each member of the Compensation Committee was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for Director Jones, who was employed by the Company until December 31, 2015, who received consulting fees in 2019, 2020, and 2021, and whose spouse is employed by the agency which sells insurance to Prime Meridian and the Bank.

There are no Compensation Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for our fiscal years ended December 31, 2021, 2020, and 2019.

				Stock	All Other
Name and Principal Position	Year	Salary (1)	Bonus	Awards	Compensation		Total
Sammie D. Dixon, Jr.	2021	$360,150	$85,536	$220,422	$105,865	(2)	$771,973
CEO, President and Vice Chairman	2020	343,000	53,594	73,621	102,271	(2)	572,486
	2019	326,550	26,532	78,234	98,819	(2)	530,135

Chris L. Jensen, Jr.	2021	210,156	54,531	-	103,348	(2)	368,035
EVP and Bank Senior Lender	2020	200,149	44,715	-	98,525	(2)	343,389
	2019	190,618	18,336	-	95,341	(2)	304,295

Susan Payne Turner	2021	194,000	51,800	-	18,145	(2)	263,945
EVP and Chief Risk Officer	2020	184,762	40,000	-	17,085	(2)	241,847
	2019	175,963	22,079	-	16,760	(2)	214,802

(1)   Includes salary deferred at the election of the executive under the Bank's 401 (k) retirement plan.

(2)  The figures in the “all other compensation” column is the sum of matching contributions under the Bank’s 401(k) plan, the Bank’s contributions for Mr. Dixon and Mr. Jensen under Defined Contribution Agreements, the imputed monetary value of split dollar life insurance benefits, and vehicle-related expenses. For 2021, 2020 and 2019, the Bank made contributions to the Bank’s 401(k) Plan of $11,600, $11,400 and $11,200, respectively, for Mr. Dixon, contributions of $10,648, $9,179 and $9,205, respectively, for Mr. Jensen, and contributions of $9,719, $8,634 and $8,361, respectively, for Mrs. Turner. For 2021, 2020 and 2019, the Bank made contributions to the Defined Contribution Agreements of $84,202, 80,963 and $77,849, respectively, for Mr. Dixon, and contributions of $83,130, $79,933 and $76,858, respectively, for Mr. Jensen. For 2021, 2020 and 2019, the imputed value of split dollar life insurance benefits for income tax purposes was $2,063, $1,908 and $1,770, respectively, for Mr. Dixon, $1,570, $1,413 and $1,278, respectively for Mr. Jensen, and $426, $451 and $399, respectively, for Mrs. Turner. Car-allowance expenses in 2021, 2020 and 2019 were $8,000, respectively, for Mr. Dixon, $8,000, respectively, for Mr. Jensen and $8,000, respectively, for Mrs. Turner.

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

If employment is terminated by the Company for reasons other than Cause (as defined in the agreement) or disability, or if Mr. Dixon terminates the agreement for Good Reason (as defined in the agreement), Mr. Dixon is entitled to receive his base salary through the date of termination, a prorated portion of the bonus he received in his final year of employment, 18 months of health and other insurance coverage, all other accrued and earned payments or benefits due, and a cash payment equal to two times the sum of Mr. Dixon’s then current base salary plus the average of the annual bonuses earned by Mr. Dixon for each of the three calendar years immediately preceding the year in which the date of termination occurs. However, if such a termination occurs during the period beginning three months prior to and ending 18 months after a Change in Control, such payment shall equal 2.99 times the sum of Mr. Dixon’s then current base salary and the average bonus earned by Mr. Dixon during each of the three calendar years preceding the date of termination.

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

If employment is terminated by the Company for reasons other than Cause (as defined in the agreement) or disability, or if Mr. Jensen terminates the agreement for Good Reason (as defined in the agreement), Mr. Jensen is entitled to receive his base salary through the date of termination, a prorated portion of the bonus he received in his final year of employment, 12 months of health and other insurance coverage, all other accrued and earned payments or benefits due, and a cash payment equal to the sum of Mr. Jensen’s then current base salary plus the average of the annual bonuses earned by Mr. Jensen for each of the three calendar years immediately preceding the year in which the date of termination occurs. However, if such a termination occurs during the period beginning three months prior to and ending 12 months after a Change in Control, such payment shall equal two times the sum of Mr. Jensen’s then current base salary and the average bonus earned by Mr. Jensen during each of the three calendar years preceding the date of termination.

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

Split Dollar Life Insurance Agreements

If Vice Chair/CEO/President Sammie D. Dixon, Jr., Senior Lender/EVP Chris L. Jensen, Jr. and CRO/EVP Susan Payne Turner die in active service to the Bank, their respective beneficiaries will receive a split dollar life insurance death benefit in a fixed amount. As informal financing for the Defined Contribution Agreements payment obligations arising out of an executive’s death before retirement, the Bank purchased life insurance policies on certain officers’ lives, including Mr. Dixon, Mr. Jensen and Mrs. Turner. The life insurance policies are owned by the Bank, but the Bank entered into split dollar life insurance agreements allowing the executives to designate the executive’s beneficiary of a portion of the policy death benefits. The Bank will receive the remainder of the death benefits. Although the Bank expects the split dollar life insurance policy benefits to finance the expense for the payment obligations under the Defined Contribution Agreements of Mr. Dixon and Mr. Jensen, the executives’ contractual entitlements under the Defined Contribution Agreements are not funded and remain contractual liabilities of the Bank.

Pursuant to the split dollar life insurance agreements, in the event of an executive’s death during the term of the executive’s agreement, the executive’s designated beneficiaries will be entitled to receive life insurance death benefit proceeds in an amount equal to $1.734 million for Mr. Dixon, $421,767 for Mr. Jensen, and $421,767 for Mrs. Turner. The foregoing right to receive death benefits under the split dollar life insurance agreements will be extinguished in the event that one of the following events occurs prior to the executive’s death: the total cessation of the business of the Bank; the bankruptcy, receivership or dissolution of the Bank; the termination of the executive’s employment; the Bank or the executive gives written notice to the other party that the split dollar life insurance agreement is terminated; or the life insurance policy underlying the split dollar life insurance agreement is surrendered by the Bank, lapses, or otherwise is  terminated by the Bank. If any of the foregoing events occurs, the executive’s beneficiaries will not be entitled to any benefits under the split dollar life insurance agreement.

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

During the first quarter of 2022, the Company issued 7,786 shares of restricted stock to its CEO. These shares vest over three years beginning on February 1, 2023.

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

The Company has limited the aggregate number of shares of common stock to be awarded under the 2015 Plan to 500,000 shares, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. However, the maximum number of shares available under the 2015 Plan is subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges, or other changes in capitalization affecting the common stock. As of December 31, 2021, there were 268,657 outstanding stock options under the 2015 Plan.

The following table provides information regarding stock options and unvested restricted stock held by each of our named executive officers as of December 31, 2021. The stock options shown in the table were granted under the 2015 Plan and have a per share exercise price equal to or greater than the fair market value of our common stock on the grant date.

		Option Awards					Stock Awards
		# of Securities	# of Securities			# of
		Underlying	Underlying			Shares of	Market Value of
		Unexercised	Unexercised	Option	Option	Stock that	Shares of Stock
Name and	Date of	Option (#)	Option (#)	Exercise	Expiration	have not	that have not
Principal Position	Grant	Exercisable	Unexercisable	Price	Date	Vested	Vested
Sammie D. Dixon, Jr.	1/21/2021	-	-	-	-	4,081	$115,247
CEO, President and Vice Chairman	1/16/2020	-	-	-	-	2,557	72,210
	2/21/2019	-	-	-	-	1,200	33,888
	4/1/2018	15,000	10,000	$20.09	4/1/2028	-	-
	2/28/2018	15,667	-	17.21	2/28/2023	-	-
	2/1/2017	11,540	-	17.03	2/1/2022	-	-

Chris L. Jensen	4/1/2018	6,150	4,100	20.09	4/1/2028	-	-
EVP and Bank Senior Lender

Susan Payne Turner	4/1/2018	4,800	3,200	20.09	4/1/2028	-	-
EVP and CRO

Director Compensation

In 2021, the Bank paid its directors $1,100 per Board meeting attended, $350 per Board committee meeting attended, and $450 to chair a Board committee meeting, all of which may be paid in cash or shares of the Company’s common stock, as described below. In addition, the Chairman of the Board was paid a $6,000 annual retainer in 2021. Additionally, Mrs. Jones was paid a $75,000 consultant fee and Mr. Guemple was paid a $30,000 consultant fee in 2021 for their roles as Senior Advisors.  Excluding compensation to Mr. Dixon and Mr. Jensen, the Bank paid a total of $338,853 in fees paid in cash and shares of stock to its directors in 2021.

In 2012, The Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash for Board or committee fees. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Compensation Committee and approved by the Board. The stock to be awarded pursuant to the Directors’ Plan will be valued at the closing price of a share of common stock as traded on any national market or exchange, or a price set by the Compensation Committee and approved by the Board, acting in good faith, but in no case less than fair market value. In 2021, the Board used the greater of quarter-end book value or quarter-end volume weighted-average market price to determine what the fair market value of the Company’s common stock was for purposes of the Directors’ Plan. The maximum number of remaining shares to be issued pursuant to the Directors’ Plan is limited to 41,364 shares, which is approximately 1.3% of the total shares outstanding as of the Record Date. In 2021, our directors received 5,344 shares of common stock, in lieu of cash, under the Directors’ Plan.

The following table sets forth the cash compensation or stock compensation paid, earned, or awarded during 2021 to each of our directors other than executive officers Mr. Dixon and Mr. Jensen whose compensation is described in the “Summary Compensation Table” on page 80.

	Total Fees Awarded in Stock		Total Fees Earned
Director	Cash Value	# of Shares	and Paid in Cash	Total Value of Compensation
Kenneth H. Compton	$16,143	781	$-	$16,143
William D. Crona	-	-	18,318	18,318
Steven L. Evans	3,267	170	18,650	21,917
R. Randy Guemple (1)	-	-	50,200	50,200
Kathleen C. Jones(2)	-	-	90,855	90,855
Robert H. Kirby	16,885	817	-	16,885
Frank L. Langston	16,291	770	3,135	19,426
Michael A. Micallef, Jr.	19,740	949	-	19,740
L. Collins Proctor, Sr.	-	-	19,645	19,645
Garrison A. Rolle, M.D.	12,540	608	-	12,540
Steven D. Smith	22,855	1,099	-	22,855
Marjorie R. Turnbull (3)	-	-	8,265	8,265
Richard A. Weidner	2,904	150	19,160	22,064
Total	$110,625	5,344	$228,228	$338,853

(1)  For providing consulting services to the Bank, R. Randy Guemple was paid a $30,000 consulting fee in addition to fees for service on the Boards of Directors and their committees.

(2)  For providing consulting services to the Bank, Kathleen C. Jones was paid a $75,000 consulting fee in addition to fees for service on the Boards of Directors and their committees.

(3)  Mrs. Turnbull retired from the Board and was appointed Director Emeritus on May 13, 2021.

Director Indemnification

The Company has entered into indemnification agreements with members of the Company’s Board of Directors. The indemnification agreements allow directors to select the most favorable indemnification rights provided under (1) the Company’s Articles of Incorporation or Bylaws in effect on the date of the indemnification agreement or on the date expenses are incurred, (2) state law in effect on the date of the indemnification agreement or on the date expenses are incurred, (3) any liability insurance policy in effect when a claim is made against the director or on the date expenses are incurred, and (4) any other indemnification arrangement otherwise available. The agreements cover all fees, expenses, judgments, fines, penalties, and settlement amounts paid in any matter relating to the director’s role as a director, officer, employee, or agent of the Company, or when serving as the Company’s representative with respect to another entity. Each indemnification agreement provides for the prompt advancement of all expenses incurred in connection with any proceeding subject to the director’s obligation to repay those advances if it is determined later that the director is not entitled to indemnification.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of February 25, 2022 the Company is aware of two shareholder who own 5% of more of the outstanding shares of Company common stock: The Banc Funds Co LLC owns 213,176 shares, or 6.9%, of the outstanding shares, and is located at 20 North Wacker Drive, Suite 3300, Chicago, IL 60606. Spence Limited, LP owns 176,659 shares, or 5.7%, of the outstanding shares. Spence Limited, LP's address is P.O. Box 505, Blakely, Georgia, 39825.

We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of common stock that the directors and executive officers of the Company beneficially owned as of February 25, 2022.

	Number of	Right to	Beneficial
Name	Shares(1)	Acquire(2)	Ownership(3)
Kenneth H. Compton	8,044	4,000	0.38%
William D. Crona	50,719	8,000	1.86
Sammie D. Dixon, Jr.(4)	137,300	35,667	5.43
Steve L. Evans	31,509	8,000	1.25
R. Randy Guemple	34,030	8,000	1.33
Chris L. Jensen, Sr.	53,583	8,200	1.96
Kathleen C. Jones	18,450	8,000	0.84
Robert H. Kirby(5)	79,808	8,000	2.78
Frank L. Langston	34,075	8,000	1.33
Michael A. Micallef, Jr.	5,416	4,000	0.30
Kyle D. Phelps	3,091	-	0.10
L. Collins Proctor, Sr.(6)(7)	21,800	10,400	1.02
Garrison A. Rolle, M.D.	34,316	8,000	1.34
Steven D. Smith(8)	69,597	8,000	2.46
Susan Payne Turner(9)	8,230	6,400	0.46
Monte L. Ward	4,530	6,400	0.35
Clint F. Weber	6,372	6,400	0.40
Richard A. Weidner	101,240	8,000	3.46
	702,110	153,467	25.90%

  (1) Includes shares for which the named person:

●	has sole voting and investment power;
●	has shared voting and investment power with a spouse, or
●	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

  (2) Shares covered by stock options that are vested or exercisable within sixty (60) days of the Record Date.

  (3) Based on 3,150,261 shares outstanding and only the listed individual exercising his or her stock options.

  (4) Includes 11,786 shares of restricted stock

  (5) Includes 2,500 shares owned by Mr. Kirby’s spouse, and as custodian of UGTMA/FL account.

  (6) Includes 9,200 shares beneficially owned by Mr. Proctor’s spouse in her 401(k) and IRA, and as custodian of UGTMA/FL account.

  (7) Includes options to acquire 2,400 shares of Company stock owned by Mr. Proctor's spouse.

  (8) Includes 24,000 shares owned by Mr. Smith’s spouse.

  (9) Includes 350 shares beneficially owned by Mrs. Turner as custodian of UGTMA/FL account.

Equity Compensation Plan Information

The following table sets forth information relating to PMHG’s equity compensation plans as of December 31, 2021.

	Number of Securities to		Number of Securities
	be issued upon exercise	Weighted-Average	Remaining Available for
	of outstanding Options,	Exercise Price of Options,	Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders
2012 Directors' Compensation Plan(1)	-	N/A	41,364
2015 Stock Incentive Compensation Plan	268,657	$20.23	189,034
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	268,657	-	230,398

(1)

In 2021, pursuant to the Directors’ Plan, the Company issued 5,344 shares of its common stock to members of the Board of Directors. The shares issued pursuant to the Directors’ Plan were previously authorized but unissued shares of the common stock of the Company and the per share price at which they were awarded was based upon the greater of the book value or the weighted-average market price as of the quarter-end preceding the date of grant and was not based upon a previously set exercise price.

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

At December 31, 2021 and 2020, loans to directors, executive officers, and their immediate family members and affiliates represented $8.5 million and $6.6 million, respectively, or approximately 1.7% and 1.4%, respectively, of the Bank’s total loan portfolio (excluding loans held for sale). All of these loans are current and performing according to their terms.

During 2021, the Company purchased various insurance policies through Earl Bacon Agency, Inc. that employs the spouse of director Kathleen C. Jones. The premiums paid totaled $1.34 million in 2021 and $1.05 million in 2020 and included health insurance premiums for employees. Mr. Jones’ interest in such premiums was $5,734 in 2021 and $5,845 in 2020.

Director Independence

The opinion of the Board of Directors is that in 2021, each nonemployee member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the NASDAQ Stock Market Rules, except for: (i) Director Guemple, who received consulting fees in 2019, 2020 and 2021 and was employed by the Company in 2019 and 2018; Director Micallef, who was employed by the Bank until February 29, 2020; and (iii) Director Jones, who received consulting fees in 2019, 2020, and 2021, and whose spouse is employed by the agency which sells insurance to the Company and the Bank. Pursuant to the same rules, the directors who served as employees during 2021, Mr. Dixon and Mr. Jensen were not “independent directors” during the time of their respective employment.

Item 14.          Principal Accounting Fees and Services

During 2021 and 2020, the Company expensed the following fees for professional services to Hacker, Johnson & Smith, PA:

	2021	2020
Audit fees(1)	$52,500	$48,000
Tax fees(2)	9,500	9,000
All other fees(3)	36,000	34,000
	$98,000	$91,000

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

The above fees were approved in accordance with the Audit Committee's policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2021 or 2020 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2021 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

AUDIT COMMITTEE
William D. Crona, Chair	Robert H. Kirby	Steven D. Smith
Kenneth H. Compton	Steve L. Evans	Richard A. Weidner

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2 Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets — December 31, 2021 and 2020

Consolidated Statements of Earnings — For the Years Ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity — For the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2016	Exhibit 3.3 to Form 10-Q filed on August 11, 2017

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

3.5	Third Amendment to Bylaws dated February 18, 2021	Exhibit 3.5 to Form 8-K filed on February 18, 2021

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020

10.2	Promissory Note to Thomasville National bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Timberlane office	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19,2018	Exhibit 10.1 to Form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2016

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2017

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon Jr., dated as of November 19, 2018	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank and Chris L. Jensen, Jr., Dated as of November 19, 2018	Exhibit 10.3 to Form 8-K filed on November 20, 2018

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr. dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Office	Exhibit 10.14 to Form 10-Q filed on May 9, 2019

10.15	Second Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.15 to Form 8-K filed on January 20, 2022

10.16	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Monte Ward, Dated July 14, 2021	Exhibit 10.16 to Form 8-K/A filed on August 2, 2021

10.17	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Clint F. Weber, Dated July 14, 2021	Exhibit 10.17 to Form 8-K/A filed on August 2, 2021

10.18	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Susan Payne Turner, Dated July 14, 2021	Exhibit 10.15 to Form 8-K/A filed on August 2, 2021

10.19	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Monte Ward dated as of July 1, 2021	Exhibit 10.19 to Form 10-Q filed on August 6, 2021

10.20	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Clint Weber dated as of July 1, 2021	Exhibit 10.20 to Form 10-Q filed on August 6, 2021

10.21	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Sammie D. Dixon, Jr. dated as of January 1, 2019	Exhibit 10.21 to Form 10-Q filed on August 6, 2021

10.22	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Chris L. Jensen, Jr. dated as of January 1, 2019	Exhibit 10.22 to Form 10-Q filed on August 6, 2021

10.23	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Susan Payne Turner dated as of July 1, 2021	Exhibit 10.18 to Form 10-Q filed on August 6, 2021

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)	Filed herewith

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

PRIME MERIDIAN HOLDING COMPANY

Date: March 10, 2022	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President, and Principal Executive Officer

Date: March 10, 2022	By:	/s/ Clint F. Weber
Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Kenneth H. Compton		March 10, 2022
Kenneth H. Compton	Director

/s/ William D. Crona
William D. Crona	Director	March 10, 2022

/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.	Vice Chairman, CEO, President & Principal Executive Officer	March 10, 2022

/s/ Steven L. Evans
Steven L. Evans	Director	March 10, 2022

/s/ R. Randy Guemple
R. Randy Guemple	Director	March 10, 2022

/s/ Chris L. Jensen, Jr.
Chris L. Jensen, Jr.	Director	March 10, 2022

/s/ Kathleen C. Jones
Kathleen C. Jones	Director	March 10, 2022

/s/ Robert H. Kirby
Robert H. Kirby	Director	March 10, 2022

/s/ Frank L. Langston
Frank L. Langston	Director	March 10, 2022

/s/ Michael A. Micallef, Jr
Michael A. Micallef, Jr.	Director	March 10, 2022

/s/ L. Collins Proctor, Sr.
L. Collins Proctor	Director	March 10, 2022

/s/ Garrison A. Rolle
Garrison A. Rolle, M.D.	Director	March 10, 2022

/s/ Steven D. Smith
Steven D. Smith	Director	March 10, 2022

/s/ Richard A. Weidner
Richard A. Weidner	Chairman	March 10, 2022