Form 10-Q
period 2022-03-31
Prime Meridian Holding Co
filed 2022-05-10
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2022: 3,151,308

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$15,985	$8,897
Federal funds sold	16,191	53,969
Interest-bearing deposits	201,613	170,607
Total cash and cash equivalents	233,789	233,473
Debt securities available for sale	101,868	73,763
Debt securities held to maturity	6,185	-
Loans held for sale	11,241	11,768
Loans, net of allowance for loan losses of $5,887 and $5,974	479,526	490,198
Federal Home Loan Bank stock	463	366
Premises and equipment, net	7,905	7,962
Right of use operating lease asset	3,205	3,258
Accrued interest receivable	1,649	1,505
Bank-owned life insurance	16,248	16,153
Other assets	4,087	2,677
Total assets	$866,166	$841,123

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$206,018	$209,351
Savings, NOW and money-market deposits	534,049	503,759
Time deposits	47,876	49,832
Total deposits	787,943	762,942
Other borrowings	3,975	3,575
Official checks	1,625	1,141
Operating lease liability	3,350	3,397
Other liabilities	3,512	3,037
Total liabilities	800,405	774,092
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,150,261 and 3,129,046 issued and outstanding	31	31
Additional paid-in capital	39,223	38,909
Retained earnings	29,838	28,164
Accumulated other comprehensive loss	(3,331)	(73)
Total stockholders' equity	65,761	67,031
Total liabilities and stockholders' equity	$866,166	$841,123

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2022	2021
Interest income:
Loans	$5,784	$5,805
Securities	385	249
Other	124	49
Total interest income	6,293	6,103
Interest expense:
Deposits	403	537
Other borrowings	31	-
Total interest expense	434	537
Net interest income	5,859	5,566
Provision (credit) for loan losses	(371)	-
Net interest income after provision (credit) for loan losses	6,230	5,566
Noninterest income:
Service charges and fees on deposit accounts	68	53
Debit card/ATM revenue, net	129	109
Mortgage banking revenue, net	165	301
Income from bank-owned life insurance	95	63
Gain on sale of debt securities available for sale	-	108
Other income	61	38
Total noninterest income	518	672
Noninterest expense:
Salaries and employee benefits	2,160	1,852
Occupancy and equipment	408	386
Professional fees	146	130
Marketing	167	140
FDIC assessment	124	70
Software maintenance, amortization and other	242	250
Other	533	469
Total noninterest expense	3,780	3,297
Earnings before income taxes	2,968	2,941
Income taxes	727	707
Net earnings	$2,241	$2,234

Earnings per common share:
Basic	$0.71	$0.72
Diluted	0.71	0.71
Cash dividends per common share	0.18	0.14

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net earnings	$2,241	$2,234
Other comprehensive loss:
Change in unrealized loss on debt securities available for sale:
Unrealized loss arising during the period	(4,365)	(1,236)
Reclassification adjustment for realized gain	-	(108)
Net change in unrealized loss	(4,365)	(1,344)
Deferred income tax benefit on above change	1,107	341
Total other comprehensive loss	(3,258)	(1,003)
Comprehensive (loss) income	$(1,017)	$1,231

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three Months ended March 31, 2022 and 2021

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2020	3,119,471	$31	$38,568	$20,255	$1,401	$60,255
Net earnings for the three months ended March 31, 2021 (unaudited)	-	-	-	2,234	-	2,234
Dividends paid (unaudited)	-	-	-	(438)	-	(438)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(1,003)	(1,003)
Stock options exercised (unaudited)	120	-	2	-	-	2
Common stock issued as compensation to directors (unaudited)	1,122	-	22	-	-	22
Issuance of restricted stock (unaudited)	4,081	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	57	-	-	57
Balance at March 31, 2021 (unaudited)	3,124,794	$31	$38,649	$22,051	$398	$61,129

Balance at December 31, 2021	3,129,046	$31	$38,909	$28,164	$(73)	$67,031
Net earnings for the three months ended March 31, 2022 (unaudited)	-	-	-	2,241	-	2,241
Dividends paid (unaudited)	-	-	-	(567)	-	(567)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(3,258)	(3,258)
Stock options exercised (unaudited)	12,240	-	210	-	-	210
Common stock issued as compensation to directors (unaudited)	1,189	-	31	-	-	31
Issuance of restricted stock (unaudited)	7,786	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	73	-	-	73
Balance at March 31, 2022 (unaudited)	3,150,261	$31	$39,223	$29,838	$(3,331)	$65,761

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net earnings	$2,241	$2,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	161	170
Provision (credit) for loan losses	(371)	-
Net accretion of deferred loan fees	(451)	(776)
Gain on sale of debt securities	-	(108)
Net amortization of premiums and discounts on debt securities available for sale	60	93
Gain on sale of loans held for sale	(165)	(301)
Proceeds from the sale of loans held for sale	24,975	54,593
Loans originated as held for sale	(24,283)	(53,231)
Stock issued as compensation to directors	31	22
Stock-based compensation expense	73	57
Income from bank-owned life insurance	(95)	(63)
Net (increase) decrease in accrued interest receivable	(144)	163
Net change in operating leases	6	6
Net increase in other assets	(303)	(706)
Net increase in other liabilities and official checks	959	1,193
Net cash provided by operating activities	2,694	3,346
Cash flows from investing activities:
Loan originations, net of principal repayments	11,494	(3,335)
Purchase of debt securities available for sale	(35,164)	(12,335)
Purchase of debt securities held to maturity	(6,184)	-
Principal repayments of debt securities available for sale	2,633	5,075
Proceeds from sale of debt securities available for sale	-	5,874
Maturities and calls of debt securities available for sale	-	3,021
(Purchase) repurchase of Federal Home Loan Bank stock	(97)	127
Purchase of premises and equipment	(104)	(122)
Net cash used in investing activities	(27,422)	(1,695)
Cash flows from financing activities:
Net increase in deposits	25,001	70,837
Change in other borrowings	400	750
Proceeds from stock options exercised	210	2
Common stock dividends paid	(567)	(438)
Net cash provided by financing activities	25,044	71,151
Net increase in cash and cash equivalents	316	72,802
Cash and cash equivalents at beginning of period	233,473	68,985
Cash and cash equivalents at end of period	$233,789	$141,787
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$432	$548
Income taxes	$-	$-
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income tax benefit	$(3,258)	$(1,003)

See Accompanying Notes to Condensed Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive (Loss) Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive (loss) income. The only component of other comprehensive (loss) income is the net change in the unrealized gain (loss) on debt securities available for sale.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities

Debt securities are classified according to management's intent. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At March 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$20,738	$-	$(353)	$20,385
Municipal securities	17,684	5	(1,218)	16,471
Mortgage-backed securities	63,539	22	(2,897)	60,664
Asset-backed securities	4,369	20	(41)	4,348
Total	$106,330	$47	$(4,509)	$101,868

Debt Securities Held to Maturity
Municipal securities	$6,185	$-	$(348)	$5,837

At December 31, 2021
Debt Securities Available for Sale
U.S. Government agency securities	$2,933	$-	$(14)	$2,919
Municipal securities	17,721	288	(240)	17,769
Mortgage-backed securities	48,614	379	(528)	48,465
Asset-backed securities	4,592	25	(7)	4,610
Total	$73,860	$692	$(789)	$73,763

The following table summarizes the sale of debt securities available for sale.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Proceeds from sale of debt securities	$-	$5,874
Gross gains	-	108
Gross losses	-	-
Net gain on sale of debt securities	$-	$108

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At March 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(353)	$15,380	$-	$-
Municipal securities	(944)	13,551	(274)	1,733
Mortgage-backed securities	(2,368)	48,404	(529)	4,891
Asset-backed securities	(24)	1,620	(17)	1,354
Total	$(3,689)	$78,955	$(820)	$7,978

Debt Securities Held to Maturity
Municipal securities	$(348)	$5,837	$-	$-

At December 31, 2021
Debt Securities Available for Sale
U.S. Government Agencies	$(14)	$2,919	$-	$-
Municipal securities	(240)	8,429	-	-
Mortgage-backed securities	(528)	28,207	-	-
Asset-backed securities	-	-	(7)	1,430
Total	$(782)	$39,555	$(7)	$1,430

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

The unrealized losses at  March 31, 2022 and  December 31, 2021 on seventy-two and twenty-six securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Debt securities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At March 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$20,385	$-	$20,385	$-
Municipal securities	16,471	-	16,471	-
Mortgage-backed securities	60,664	-	60,664	-
Asset-backed securities	4,348	-	4,348	-
Total	$101,868	$-	$101,868	$-

At December 31, 2021
Debt Securities Available for Sale
U.S. Government agency securities	$2,919	$-	$2,919	$-
Municipal securities	17,769	-	17,769	-
Mortgage-backed securities	48,465	-	48,465	-
Asset-backed securities	4,610	-	4,610	-
Total	$73,763	$-	$73,763	$-

The scheduled maturities of debt securities are as follows:

	At March 31, 2022
	Amortized	Fair
	Cost	Value
(in thousands)
Debt Securities Available for Sale
Due in less than one year	$6	$6
Due in one to five years	18,663	18,489
Due in five to ten years	15,412	14,288
Due after ten years	8,710	8,421
Mortgage-backed securities	63,539	60,664
Total	$106,330	$101,868

Debt Securities Held to Maturity
Due after ten years	$6,185	$5,837

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At March 31, 2022	At December 31, 2021
Real estate mortgage loans:
Commercial	$150,257	$156,306
Residential and home equity	188,993	183,536
Construction	65,740	71,164
Total real estate mortgage loans	404,990	411,006

Commercial loans	71,864	78,584
Consumer and other loans	8,719	7,283
Total loans	485,573	496,873

Add (deduct):
Net deferred loan fees	(160)	(701)
Allowance for loan losses	(5,887)	(5,974)
Loans, net	$479,526	$490,198

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserves	Total
Three Month Period Ended March 31, 2022
Beginning balance	$1,762	$2,139	$857	$1,125	$91	$-	$5,974
Provision (credit) for loan losses	(61)	64	(59)	(346)	31	-	(371)
Net (charge-offs) recoveries	-	-	-	295	(11)	-	284
Ending balance	$1,701	$2,203	$798	$1,074	$111	$-	$5,887
Three Month Period Ended March 31, 2021
Beginning balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092
Provision (credit) for loan losses	(2)	30	11	(170)	-	131	-
Net (charge-offs) recoveries	-	-	-	8	(3)	-	5
Ending balance	$1,498	$1,857	$550	$1,430	$72	$690	$6,097

At March 31, 2022
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$-	$4	$-	$4
Balance in allowance for loan losses	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment:
Recorded investment	$150,257	$188,993	$65,740	$71,864	$8,715	$-	$485,569
Balance in allowance for loan losses	$1,701	$2,203	$798	$1,074	$111	$-	$5,887

At December 31, 2021
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$-	$4	$-	$4
Balance in allowance for loan losses	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment:
Recorded investment	$156,306	$183,536	$71,164	$78,584	$7,283	$-	$496,873
Balance in allowance for loan losses	$1,762	$2,139	$857	$1,125	$91	$-	$5,974

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that are typically nonowner-occupied, but also includes owner-occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. Amortization schedules for these loans are typically twenty years or less and some may have a balloon maturity at ten years or less depending on the credit profile and collateral. In most cases, interest rates on our commercial real estate loans are fixed for five years or less after which they adjust based upon a predetermined spread over a market index rate. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, the Company typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower and the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flows and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At March 31, 2022
Grade:
Pass	$147,799	$186,462	$65,664	$71,674	$8,701	$480,300
Special mention	2,458	2,531	76	190	18	5,273
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$150,257	$188,993	$65,740	$71,864	$8,719	$485,573

At December 31, 2021
Grade:
Pass	$153,404	$181,770	$71,051	$78,462	$7,233	$491,920
Special mention	2,902	1,766	113	118	50	4,949
Substandard	-	-	-	4	-	4
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$156,306	$183,536	$71,164	$78,584	$7,283	$496,873

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Furthermore, construction loans, nonowner-occupied commercial real estate loans, and commercial loan relationships in excess of $1 million are reviewed at least annually. The Company determines the appropriate loan grade during the renewal process and reevaluates the loan grade in situations when a loan becomes past due.

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

Doubtful – A Doubtful loan has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – A Loss loan is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not necessarily preclude the potential for recovery, but rather signifies it is no longer practical to defer writing off the asset.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2022
Real estate mortgage loans:
Commercial	$343	$-	$-	$343	$149,914	$-	$150,257
Residential and home equity	568	-	-	568	188,425	-	188,993
Construction	258	-	-	258	65,482	-	65,740
Commercial loans	377	-	-	377	71,487	-	71,864
Consumer and other loans	-	5	-	5	8,714	-	8,719
Total	$1,546	$5	$-	$1,551	$484,022	$-	$485,573

At December 31, 2021
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$156,306	$-	$156,306
Residential and home equity	710	-	-	710	182,826	-	183,536
Construction	-	-	-	-	71,164	-	71,164
Commercial loans	411	-	-	411	78,173	-	78,584
Consumer and other loans	-	-	-	-	7,283	-	7,283
Total	$1,121	$-	$-	$1,121	$495,752	$-	$496,873

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

There was one impaired loan at March 31, 2022 and December 31, 2021. The following table summarizes the amount of impaired loans at  March 31, 2022 and at  December 31, 2021:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At March 31, 2022
Consumer and other loans	$4	$4	$-	$-	$-	$4	$4	$-
Total	$4	$4	$-	$-	$-	$4	$4	$-

At December 31, 2021
Consumer and other loans	$4	$4	$-	$-	$-	$4	$4	$-
Total	$4	$4	$-	$-	$-	$4	$4	$-

There were no collateral dependent loans measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended March 31,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Residential and home equity	$-	-	$-	$556	$-	$-
Commercial loans	-	-	-	510	-	-
Consumer and other loans	4	-	-	-	-	-
Total	$4	$-	$-	$1,066	$-	$-

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs. The Company entered into no new TDRs during the three months ended March 31, 2022 and 2021.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2022, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2022, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2022
Tier 1 Leverage Capital	$72,985	8.56%	$34,098	4.00%	$42,623	5.00%
Common Equity Tier 1 Risk-based Capital	72,985	13.60	24,145	4.50	34,876	6.50
Tier 1 Risk-based Capital	72,985	13.60	32,193	6.00	42,924	8.00
Total Risk-based Capital	78,872	14.70	42,924	8.00	53,655	10.00

As of December 31, 2021
Tier 1 Leverage Capital	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Risk-based Capital	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Risk-based Capital	70,548	13.45	31,461	6.00	41,948	8.00
Total Risk-based Capital	76,522	14.59	41,948	8.00	52,435	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2022 and 2021, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2022			2021
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending March 31:
Basic EPS:
Net earnings	$2,241	3,138,695	$0.71	$2,234	3,123,565	$0.72
Effect of dilutive securities-incremental shares from assumed conversion of stock options		36,002			1,684
Diluted EPS:
Net earnings	$2,241	3,174,697	$0.71	$2,234	3,125,249	$0.71

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) permits the Company to grant the Company’s key employees and directors stock options, stock appreciation rights, performance shares, restricted stock awards, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock.

As of March 31, 2022, 184,430 shares are available to be issued under the 2015 Stock Plan as restricted stock awards, underlying options, or otherwise. A summary of the stock option activity for the three months ended March 31, 2022 and 2021 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2020	272,057	$19.80
Options exercised	(120)	$(20.09)
Options forfeited	(180)	(20.09)
Outstanding at March 31, 2021	271,757	$19.80
Options granted	18,000	$27.12
Options exercised	(30)	(20.09)
Options forfeited	(21,070)	(20.58)
Outstanding at December 31, 2021	268,657	20.23
Options exercised	(12,240)	(17.21)
Outstanding at March 31, 2022	256,417	$19.91	6.11	$1,865,697
Exercisable at March 31, 2022	147,437	$19.79	5.58	$1,152,887

The fair value of shares vested and recognized as compensation expense was $73,000 and $57,000 for the three months ended March 31, 2022 and 2021, respectively. These amounts include expense of $29,000 and $16,000 recognized on restricted common stock shares during the three months ended March 31, 2022 and 2021, respectively. The deferred tax benefit related to stock options was $5,000 and $5,000 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $285,000 in unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining life of 2.6 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans, Continued

Directors’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended March 31, 2022 and 2021, our directors received 1,189 and 1,122 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $31,000 and $22,000, respectively. At March 31, 2022, 40,175 shares remained available for grant.

Restricted Stock Awards

During the three months ended March 31, 2022 and 2021, the Company issued 7,786 and 4,081 restricted common stock shares, respectively, to its CEO as part of his bonus incentive earned for the Company’s performance in 2021 and 2020, respectively. The restricted stock awards are on a three-year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2020	6,235	$19.64	$123,000
Non-vested restricted stock granted in 2021	4,081	$18.04	74,000
Restricted stock shares vested in 2021	(2,478)	(19.49)	(48,000)
Non-vested restricted stock outstanding at March 31, 2021 and December 31, 2021	7,838	$18.88	$149,000
Non-vested restricted stock granted in 2022	7,786	$28.31	220,000
Restricted stock shares vested in 2022	(3,838)	$(18.98)	(73,000)
Non-vested restricted stock outstanding at March 31, 2022	11,786	$25.08	$296,000

During the three months ended March 31, 2022 and 2021, the Company recognized $29,000 and $16,000, respectively, as expense related to restricted stock grants.  At March 31, 2022, the Company had $275,000 in unrecognized expense to be recognized over a weighted-average period of 2.5 years.

(7)	Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $86.5 million at March 31, 2021. At  March 31, 2022 and December 31, 2021, the Company had no outstanding loans under this line.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate and was 3.50% at March 31, 2022. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Bank. At March 31, 2022, the Company had a $3,975,000 outstanding loan balance and incurred $31,000 in year-to-date interest expense under this line of credit.

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

	At March 31, 2022	At December 31, 2021
(dollars in thousands)
Notional amount - interest rate swaps:
Stand-alone derivatives	$20,520	$20,606

Weighted-average pay rate - interest rate swaps	3.68%	3.69%
Weighted-average receive rate - interest rate swaps	3.25%	3.00%
Weighted-average maturity (in years) - interest rate swaps	13.3	13.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$1,255	$630
Stand-alone derivatives - interest rate swaps (other liabilities)	$(1,255)	$(630)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At March 31, 2022		At December 31, 2021
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$233,789	$233,789	$233,473	$233,473
Debt securities available for sale	2	101,868	101,868	73,763	73,763
Debt securities held to maturity	2	6,185	5,837
Loans held for sale	3	11,241	11,416	11,768	11,964
Loans, net	3	479,526	476,850	490,198	495,209
Federal Home Loan Bank stock	3	463	463	366	366
Accrued interest receivable	3	1,649	1,649	1,505	1,505
Bank-owned life insurance	3	16,248	16,248	16,153	16,153
Derivative contract assets	3	1,255	1,255	630	630

Financial liabilities:
Deposits	3	787,943	788,118	762,942	763,147
Other borrowings	3	3,975	3,975	3,575	3,575
Derivative contract liabilities	3	1,255	1,255	630	630

Off-Balance Sheet Items	3	-	-	-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Off-Balance Sheet Financial Instruments, Continued

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $484,000 at March 31, 2022.

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

At March 31, 2022
(in thousands)
Commitments to extend credit	$4,808
Construction loans in process	$55,714
Unused lines of credit	$90,222
Standby financial letters of credit	$2,883
Standby performance letters of credit	$-
Guaranteed accounts	$1,312

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(11)	Contingency

The extent to which the COVID-19 pandemic may continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios will depend on future developments. We continue to monitor the state of the pandemic and national and local responses to ensure the safety of our clients and employees.  At March 31, 2022, all loans which were on payment deferrals or modifications have reverted back to their premodification terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2021. Results of operations for the three months ended March 31, 2022are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Average equity as a percentage of average assets	8.28%	8.67%	9.00%
Equity to total assets at end of period	7.59	7.97	8.48
Return on average assets(1)	1.05	1.11	1.32
Return on average equity(1)	12.70	12.81	14.72
Noninterest expense to average assets(1)	1.77	1.87	1.95
Nonperforming loans to total loans at end of period	-	-	0.16
Nonperforming assets to total assets	-	-	0.11

(1) Annualized for the three months ended March 31, 2022 and 2021

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of March 31, 2022, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 UPDATE

The extent to which the COVID-19 pandemic may continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios will depend on future developments. We continue to monitor the state of the pandemic and national and local responses to ensure the safety of our clients and employees.  At March 31, 2022, all loans which were on payment deferrals or modifications have reverted back to their premodification terms.

FINANCIAL CONDITION

Average assets totaled $852.8 million and $674.8 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $178.0 million, or 26.4%, over the comparable period in 2021. Comparing the first quarters of 2021 and 2022, 79.0% of the growth in average assets stemmed from an increase in other interest-earning assets funded by higher deposit inflows.  The average balance of PPP loans decreased $61.2 million to $9.7 million from the first quarter of 2021 to the first quarter of 2022.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At March 31, 2022, our debt securities investment portfolio included U.S. government agency securities, U.S. government treasury securities, municipal securities, mortgage-backed securities, and asset-backed securities.  As of the same date, this portfolio had a fair market value of $107.7 million and an amortized cost value of $112.5 million. At March 31, 2022 and December 31, 2021, our investment securities portfolio represented approximately 12.5% and 8.8% of our total assets, respectively. The average yield on the average balance of investment securities for the three months ended March 31, 2022 was 1.83%, compared to 1.67% for the comparable period in 2021.

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

Excluding $10.2 million in PPP loan forgiveness during the first quarter of 2022, the Company's net loan growth was essentially flat from year-end. Strong loan production ($32.8 million in new fundings) and $19.9 million in draws on existing facilities were offset by approximately $41.9 million in loan prepayments and $11.9 million in curtailments and amortization.  At March 31, 2022, PPP loans comprised $4.9 million, or 1.0%, of total loans.  The remaining fees to be collected on this balance, net of costs, totals $274,000.  In total, approximately 83.4% of the total loan portfolio was collateralized by commercial and residential real estate mortgages at March 31, 2022 compared to 82.7% at December 31, 2021.

Nonperforming assets.  At March 31, 2022 and December 31, 2021, the Company had no nonperforming assets. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At March 31, 2022, and December 31, 2021, the Bank had no loans on nonaccrual status. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. During the first quarter of 2022, the Bank reported a $371,000 credit for loan losses due to flat loan growth (excluding PPP activity) and a $284,000 net recovery during the quarter which reduced the historical loss factor on commercial loans by 19 basis points.  Management believes the allowance for loan losses, which was $5.9 million or 1.22% of gross loans (excluding PPP loans) at March 31, 2022 is adequate to cover losses inherent in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at March 31, 2022 were $787.9 million, an increase of $25.0 million, or 3.3%, from December 31, 2021, with growth coming from savings, NOW, and money-market accounts and attributed to expansion of existing relationships and the addition of new clients. Management believes that the potential exists for our deposit levels to fluctuate in the near future due to the unprecedented level of liquidity in the market following the stimulus efforts put in place to curtail the negative economic impact of the COVID-19 pandemic. The average balance of noninterest-bearing deposits accounted for 26.9% of the average balance of total deposits for the three months ended March 31, 2022, compared to 28.6% for the three months ended March 31, 2021.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of March 31, 2022, to borrow up to $86.5 million. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $47.0 million at March 31, 2022. There were no outstanding balances under any of these lines at March 31, 2022.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate and was 3.50% at March 31, 2022.  Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank.  At March 31, 2022, the Company had a $3,975,000 outstanding loan balance and incurred $31,000 in year-to-date interest expense under this line.

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

As shown in the following table, there was compression in the Company's net interest margin for the three month period ended March 31, 2022 due to a shift in the asset mix towards lower-yielding earning assets triggered by excess liquidity in the market and the resulting high level of cash balances on the Bank's balance sheet.

	For the Three Months Ended March 31,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$489,263	$5,684	4.65%	$484,455	$5,699	4.71%
Loans held for sale	10,550	100	3.79	13,370	106	3.17
Debt securities available for sale	84,088	385	1.83	59,629	249	1.67
Other(2)	230,348	124	0.22	89,646	49	0.22
Total interest-earning assets	814,249	$6,293	3.09%	647,100	$6,103	3.77%
Noninterest-earning assets	38,599			27,743
Total assets	$852,848			$674,843

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$517,506	$335	0.26%	$379,031	$401	0.42%
Time deposits	48,920	68	0.56	54,456	136	1.00
Total interest-bearing deposits	566,426	403	0.28	433,487	537	0.50
Other borrowings	3,717	31	3.34	17	-	-
Total interest-bearing liabilities	570,143	$434	0.30%	433,504	$537	0.50%
Noninterest-bearing deposits	208,793			173,997
Noninterest-bearing liabilities	3,328			6,638
Stockholders' equity	70,584			60,704
Total liabilities and stockholders' equity	$852,848			$674,843

Net earning assets	$244,106			$213,596
Net interest income		$5,859			$5,566
Interest rate spread (3)			2.79%			3.27%
Net interest margin(4)			2.88%			3.44%

Ratio of interest-earning assets to average interest-bearing liabilities	142.81%			149.27%

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

Comparison of Operating Results for the Three Months Ended March 31, 2022 And 2021

Earnings Summary
(dollars in thousands)
			Change 1Q'22 vs. 1Q'21
	1Q'22	1Q'21	Amount	Percentage
Net Interest Income	$5,859	$5,566	$293	5.3%
Provision (credit) for loan losses	(371)	-	(371)	-
Noninterest income	518	672	(154)	(22.9)
Noninterest expense	3,780	3,297	483	14.6
Income Taxes	727	707	20	2.8
Net earnings	$2,241	$2,234	$7	0.3%

Compared to the same period a year ago, net earnings were relatively flat as higher interest income from securities and deposits with banks, lower interest expense, and the credit for loan losses were offset by lower noninterest income, higher noninterest expense and slightly higher income taxes.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 1Q'22 vs. 1Q'21
	1Q'22	1Q'21	Amount	Percentage
Interest income:
Loans	$5,784	$5,805	$(21)	(0.4%)
Securities	385	249	136	54.6
Other	124	49	75	153.1
Total interest income	$6,293	$6,103	$190	3.1%
Interest expense:
Deposits	403	537	$(134)	(25.0%)
Other borrowings	31	-	31	N/A
Total interest expense	434	537	(103)	(19.2)
Net interest income	$5,859	$5,566	$293	5.3%

Compared to the first quarter of 2021, the increase in net interest income resulted from higher interest income on securities and deposits with banks (driven by both volume and rate) and lower interest expense (due to management's strategic reduction of deposit costs in the first quarter). Fee and interest income from PPP loans declined $529,000 when compared to the first quarter of 2021 as the majority of PPP loans have moved through the forgiveness process. Despite higher balances of interest-bearing liabilities, total interest expense declined $103,000 from the first quarter of 2021 as the average rate paid on interest-bearing liabilities declined 20 basis points from the first quarter of 2021. The Company's net interest margin of 2.88% was down 56 basis points from the first quarter of 2021, primarily attributed to the shift in the earning asset mix from PPP loans to cash.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. Excluding PPP activity, net loan growth from December 31, 2021 was essentially flat. In addition, the Bank realized a $284,000 net recovery during the first quarter of 2022 which reduced the historical loss factor on commercial loans by 19 basis points.  The combination of these factors led to a $371,000 credit for loan losses in the first quarter of 2022.

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

Noninterest income
(dollars in thousands)			Change 1Q'22 vs. 1Q'21
	1Q'22	1Q'21	Amount	Percentage
Service charges and fees on deposit accounts	$68	$53	$15	28.3%
Debit card/ATM revenue, net	129	109	20	18.3
Mortgage banking revenue, net	165	301	(136)	(45.2)
Income from bank-owned life insurance	95	63	32	50.8
Gain on sale of debt securities available for sale	-	108	(108)	(100.0)
Other income	61	38	23	60.5
Total noninterest income	$518	$672	$(154)	(22.9%)

Compared to a year ago, the two key drivers of lower noninterest income are lower mortgage banking revenue and the absence of a gain on sale of debt securities available for sale. The decline in mortgage banking revenue was anticipated given the rising rate environment and the high level of refinancing activity that occurred in 2021.

Noninterest expense
(dollars in thousands)			Change 1Q'22 vs. 1Q'21
	1Q'22	1Q'21	Amount	Percentage
Salaries and employee benefits	$2,160	$1,852	$308	16.6%
Occupancy and equipment	408	386	22	5.7
Professional fees	146	130	16	12.3
Marketing	167	140	27	19.3
FDIC Assessment	124	70	54	77.1
Software maintenance and amortization	242	250	(8)	(3.2)
Other	533	469	64	13.6
Total noninterest expense	$3,780	$3,297	$483	14.6%

Compared to the same period a year ago, nearly half of the increase in total noninterest expense is attributed to increased salaries.  The Bank reported higher head count with 99 full-time equivalents (FTEs) at March 31, 2022 compared to 88 FTEs a year ago.  Annual raises, higher group insurance costs, higher incentive accrual, and increases to other employee benefit accounts also contributed to the overall increase.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $727,000 for the three months ended March 31, 2022, compared to income taxes of $707,000 for the three months ended March 31, 2021, with the increase attributed to slightly higher pre-tax earnings in 2022. The effective tax rate was 24.5% in the first quarter of 2022 versus 24.0% in the first quarter of 2021.

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

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit (“QPD”) Program. At March 31, 2022, the Bank had access to approximately $86.5 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $47.0 million in unsecured lines of credit maintained with correspondent banks.

The Company has a $15 million revolving line of credit with TNB. As of March 31, 2022, the Company's outstanding borrowings under this line totaled $3,975,000.

Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $13.6 million at March 31, 2022 compared to $11.9 million at December 31, 2021. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 37.9% and 35.1% of total assets at March 31, 2022 and December 31, 2021, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At March 31, 2022, total deposits were $787.9 million, of which $20.0 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $65.8 million at March 31, 2022 compared to $67.0 million at December 31, 2021. The $1.3 million change in equity is mostly attributed to a $3.3 million increase in the unrealized losses of our investment portfolio, partially offset by retention of earnings. In 2020, the Company obtained a $15 million revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  During the first quarter of 2022, the Company made a $400,000 draw under this line that was used to partially fund the $567,000 cash dividend to shareholders. At March 31, 2022, the Company had a $3,975,000 outstanding loan balance and incurred year-to-date interest expense of $31,000 under this revolving line of credit.

At March 31, 2022, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with an 8.56% Tier 1 Leverage Capital Ratio, a 13.60% Equity Tier 1 Risk-Based Capital Ratio, a 13.60% Tier 1 Risk-Based Capital Ratio, and a 14.70% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at March 31, 2022 and December 31, 2021 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2022
Tier 1 Leverage Capital	$72,985	8.56%	$34,098	4.00%	$42,623	5.00%
Common Equity Tier 1 Risk-based Capital	72,985	13.60	24,145	4.50	34,876	6.50
Tier 1 Risk-based Capital	72,985	13.60	32,193	6.00	42,924	8.00
Total Risk-based Capital	78,872	14.70	42,924	8.00	53,655	10.00

As of December 31, 2021
Tier 1 Leverage Capital	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Risk-based Capital	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Risk-based Capital	70,548	13.45	31,461	6.00	41,948	8.00
Total Risk-based Capital	76,522	14.59	41,948	8.00	52,435	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending March 31, 2022 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2022, the Company issued 1,189 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $31,000.  These shares were all issued in accordance with SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

3.5	Third Amendment to Bylaws dated February 19, 2021	Exhibit 3.5 to Form 8-K filed on February 18, 2021

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020

10.2	Promissory Note to Thomasville National Bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Timberlane Office	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of July 19, 2018	Exhibit 10.1 to Form 8-K filed on July 19, 2018

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

10.9	Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of November 19, 2018	Exhibit 10.1 to Form 8-K filed on November 20, 2018

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of November 19, 2018.	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of November 19, 2018.	Exhibit 10.3 to Form 8-K filed on November 20, 2018

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018.

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Branch	Filed Exhibit 10.14 to Form 10-Q filed on May 9, 2019

10.15	Second Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.15 to Form 8-K filed on January 20, 2022

10.16	Defined Contribution Agreement by and between Prime Meridian Bank and Monte Ward, dated as of July 14, 2021	Filed as Exhibit 10.16 to Form 8-K/A filed on August 2, 2021

10.17	Defined Contribution Agreement by and between Prime Meridian Bank and Clint Weber dated as of July 14, 2021	Filed as Exhibit 10.17 to Form 8-K/A filed on August 2, 2021

10.18	Defined Contribution Agreement by and between Prime Meridian Bank and Susan Payne Turner, dated as of July 14, 2021	Filed as Exhibit 10.15 to Form 8-K/A filed on August 2, 2021

10.19	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Monte Ward dated as of July 1, 2021	Exhibit 10.19 to Form 10-Q filed on August 6, 2021

10.20	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Clint Weber dated as of July 1, 2021	Exhibit 10.20 to Form 10-Q filed on August 6, 2021

10.21	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Sammie D. Dixon, Jr. dated as of January 1, 2019	Exhibit 10.21 to Form 10-Q filed on August 6, 2021

10.22	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Chris L. Jensen, Jr., dated as of January 1, 2019	Exhibit 10.22 to Form 10-Q filed on August 6, 2021

10.23	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Susan Payne Turner dated as of July 1, 2021	Exhibit 10.18 to Form 10-Q filed on August 6, 2021

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2015

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

May 10,2022
	By:	/s/ Sammie D. Dixon, Jr.

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
May 10, 2022
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer