Form 10-Q
period 2022-06-30
Prime Meridian Holding Co
filed 2022-08-09
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2022: 3,156,558.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$12,704	$8,897
Federal funds sold	16,485	53,969
Interest-bearing deposits	104,933	170,607
Total cash and cash equivalents	134,122	233,473
Debt securities available for sale	133,382	73,763
Debt securities held to maturity	8,777	-
Loans held for sale	10,725	11,768
Loans, net of allowance for loan losses of $6,611 and $5,974	537,566	490,198
Federal Home Loan Bank stock	463	366
Premises and equipment, net	8,228	7,962
Right of use operating lease asset	3,151	3,258
Accrued interest receivable	1,933	1,505
Bank-owned life insurance	16,342	16,153
Other assets	6,148	2,677
Total assets	$860,837	$841,123

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$210,685	$209,351
Savings, NOW and money-market deposits	535,359	503,759
Time deposits	38,545	49,832
Total deposits	784,589	762,942
Other borrowings	4,125	3,575
Official checks	776	1,141
Operating lease liability	3,303	3,397
Other liabilities	3,415	3,037
Total liabilities	796,208	774,092
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,155,308 and 3,129,046 issued and outstanding	31	31
Additional paid-in capital	39,407	38,909
Retained earnings	31,805	28,164
Accumulated other comprehensive loss	(6,614)	(73)
Total stockholders' equity	64,629	67,031
Total liabilities and stockholders' equity	$860,837	$841,123

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Interest income:
Loans	$6,029	$5,632	$11,813	$11,437
Securities	737	262	1,122	511
Other	331	65	455	114
Total interest income	7,097	5,959	13,390	12,062
Interest expense:
Deposits	415	500	818	1,037
Other borrowings	40	7	71	7
Total interest expense	455	507	889	1,044
Net interest income	6,642	5,452	12,501	11,018
Provision (credit) for loan losses	731	(185)	360	(185)
Net interest income after provision (credit) for loan losses	5,911	5,637	12,141	11,203
Noninterest income:
Service charges and fees on deposit accounts	73	56	141	109
Debit card/ATM revenue, net	143	124	272	233
Mortgage banking revenue, net	139	332	304	633
Income from bank-owned life insurance	94	67	189	130
Gain on sale of debt securities available for sale	-	-	-	108
Other income	55	41	116	79
Total noninterest income	504	620	1,022	1,292
Noninterest expense:
Salaries and employee benefits	2,238	1,805	4,398	3,657
Occupancy and equipment	396	378	804	764
Professional fees	130	120	276	250
Marketing	213	199	380	339
FDIC assessment	84	49	208	119
Software maintenance, amortization and other	285	251	527	501
Other	536	476	1,069	945
Total noninterest expense	3,882	3,278	7,662	6,575
Earnings before income taxes	2,533	2,979	5,501	5,920
Income taxes	566	717	1,293	1,424
Net earnings	$1,967	$2,262	$4,208	$4,496

Earnings per common share:
Basic	$0.62	$0.72	$1.34	$1.44
Diluted	0.62	0.72	1.32	1.44
Cash dividends per common share	-	-	0.18	0.14

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net earnings	$1,967	$2,262	$4,208	$4,496
Other comprehensive (loss) income:
Change in unrealized (loss) gain on debt securities available for sale:
Unrealized (loss) gain arising during the period	(4,397)	411	(8,762)	(825)
Reclassification adjustment for realized gain	-	-	-	(108)
Net change in unrealized (loss) gain	(4,397)	411	(8,762)	(933)
Deferred income tax benefit (expense) on above change	1,114	(104)	2,221	237
Total other comprehensive (loss) income	(3,283)	307	(6,541)	(696)
Comprehensive (loss) income	$(1,316)	$2,569	$(2,333)	$3,800

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Six Months ended June 30, 2022 and 2021

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2020	3,119,471	$31	$38,568	$20,255	$1,401	$60,255
Net earnings for the three months ended March 31, 2021 (unaudited)	-	-	-	2,234	-	2,234
Dividends paid (unaudited)	-	-	-	(438)	-	(438)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(1,003)	(1,003)
Stock options exercised (unaudited)	120	-	2	-	-	2
Common stock issued as compensation to directors (unaudited)	1,122	-	22	-	-	22
Issuance of restricted stock (unaudited)	4,081	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	57	-	-	57
Balance at March 31, 2021 (unaudited)	3,124,794	$31	$38,649	$22,051	$398	$61,129
Net earnings for the three months ended June 30, 2021 (unaudited)	-	$-	$-	$2,262	$-	$2,262
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	307	307
Common stock issued as compensation to directors (unaudited)	1,680	-	33	-	-	33
Stock-based compensation (unaudited)	-	-	56	-	-	56
Balance at June 30, 2021 (unaudited)	3,126,474	$31	$38,738	$24,313	$705	$63,787

Balance at December 31, 2021	3,129,046	$31	$38,909	$28,164	$(73)	$67,031
Net earnings for the three months ended March 31, 2022 (unaudited)	-	-	-	2,241	-	2,241
Dividends paid (unaudited)	-	-	-	(567)	-	(567)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(3,258)	(3,258)
Stock options exercised (unaudited)	12,240	-	210	-	-	210
Common stock issued as compensation to directors (unaudited)	1,189	-	31	-	-	31
Issuance of restricted stock (unaudited)	7,786	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	73	-	-	73
Balance at March 31, 2022 (unaudited)	3,150,261	$31	$39,223	$29,838	$(3,331)	$65,761
Net earnings for the three months ended June 30, 2022 (unaudited)	-	$-	$-	$1,967	$-	$1,967
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(3,283)	(3,283)
Stock options exercised (unaudited)	4,000	-	80	-	-	80
Common stock issued as compensation to directors (unaudited)	1,047	-	29	-	-	29
Stock-based compensation (unaudited)	-	-	75	-	-	75
Balance at June 30, 2022 (unaudited)	3,155,308	$31	$39,407	$31,805	$(6,614)	$64,629

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net earnings	$4,208	$4,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	327	335
Provision (credit) for loan losses	360	(185)
Net accretion of deferred loan fees	(606)	(1,382)
Gain on sale of debt securities	-	(108)
Net amortization of premiums and discounts on debt securities	51	168
Gain on sale of loans held for sale	(304)	(633)
Proceeds from the sale of loans held for sale	50,917	108,180
Loans originated as held for sale	(49,570)	(107,690)
Stock issued as compensation to directors	60	55
Stock-based compensation expense	148	113
Income from bank-owned life insurance	(189)	(130)
Net (increase) decrease in accrued interest receivable	(428)	209
Net change in operating leases	13	12
Net increase in other assets	(1,250)	(278)
Net increase in other liabilities and official checks	13	41
Net cash provided by operating activities	3,750	3,203
Cash flows from investing activities:
Loan originations, net of principal repayments	(47,122)	7,740
Purchase of debt securities available for sale	(74,891)	(18,903)
Purchase of debt securities held to maturity	(8,772)	-
Principal repayments of debt securities available for sale	6,454	7,594
Proceeds from sale of debt securities available for sale	-	5,874
Maturities and calls of debt securities available for sale	-	3,015
(Purchase) repurchase of Federal Home Loan Bank stock	(97)	127
Purchase of bank owned life insurance	-	(1,197)
Purchase of premises and equipment	(593)	(246)
Net cash (used in) provided by investing activities	(125,021)	4,004
Cash flows from financing activities:
Net increase in deposits	21,647	102,768
Change in other borrowings	550	3,075
Proceeds from stock options exercised	290	2
Common stock dividends paid	(567)	(438)
Net cash provided by financing activities	21,920	105,407
Net (decrease) increase in cash and cash equivalents	(99,351)	112,614
Cash and cash equivalents at beginning of period	233,473	68,985
Cash and cash equivalents at end of period	$134,122	$181,599
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$904	$1,058
Income taxes	$1,825	$1,470
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income tax benefit	$(6,541)	$(696)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Recent Accounting Standards Update.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for its circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on debt securities available for sale and purchased financial assets with credit deterioration. The new guidance was originally set to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  However, on October 16, 2019, FASB approved an ASU that grants private companies, non-for-profit organizations and certain small public companies until January, 2023 to implement this ASU. The Company is classified as a small reporting company who would qualify for this additional time to implement this ASU.  The Company is currently running trial models and is still in the process of determining the effect of the ASU on its condensed consolidated financial statements.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities

Debt securities are classified according to management's intent. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At June 30, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$47,950	$-	$(1,012)	$46,938
Municipal securities	22,378	15	(2,081)	20,312
U.S. agency mortgage-backed securities	67,742	2	(5,660)	62,084
Asset-backed securities	4,171	-	(123)	4,048
Total	$142,241	$17	$(8,876)	$133,382

Debt Securities Held to Maturity
Municipal securities	$6,189	$-	$(960)	$5,229
U.S. agency mortgage-backed securities	2,588	-	-	2,588
Total	$8,777	$-	$(960)	$7,817

At December 31, 2021
Debt Securities Available for Sale
U.S. Government agency securities	$2,933	$-	$(14)	$2,919
Municipal securities	17,721	288	(240)	17,769
U.S. agency mortgage-backed securities	48,614	379	(528)	48,465
Asset-backed securities	4,592	25	(7)	4,610
Total	$73,860	$692	$(789)	$73,763

The following table summarizes the sale of debt securities available for sale:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Proceeds from sale of debt securities	$-	$-	$-	$5,874
Gross gains	-	-	-	108
Gross losses	-	-	-	-
Net gain on sale of debt securities	$-	$-	$-	$108

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At June 30, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(1,012)	$46,938	$-	$-
Municipal securities	(1,709)	15,313	(372)	1,634
U.S. agency mortgage-backed securities	(4,623)	56,208	(1,037)	5,651
Asset-backed securities	(85)	2,771	(38)	1,277
Total	$(7,429)	$121,230	$(1,447)	$8,562

Debt Securities Held to Maturity
Municipal securities	$(960)	$5,229	$-	$-

At December 31, 2021
Debt Securities Available for Sale
U.S. Government Agencies	$(14)	$2,919	$-	$-
Municipal securities	(240)	8,429	-	-
U.S. agency mortgage-backed securities	(528)	28,207	-	-
Asset-backed securities	-	-	(7)	1,430
Total	$(782)	$39,555	$(7)	$1,430

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale, Continued

The unrealized losses at June 30, 2022 and December 31, 2021 on ninety-three and seven securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At June 30, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$46,938	$-	$46,938	$-
Municipal securities	20,312	-	20,312	-
U.S. agency mortgage-backed securities	62,084	-	62,084	-
Asset-backed securities	4,048	-	4,048	-
Total	$133,382	$-	$133,382	$-

At December 31, 2021
Debt Securities Available for Sale
U.S. Government agency securities	$2,919	$-	$2,919	$-
Municipal securities	17,769	-	17,769	-
U.S. agency mortgage-backed securities	48,465	-	48,465	-
Asset-backed securities	4,610	-	4,610	-
Total	$73,763	$-	$73,763	$-

The scheduled maturities of debt securities are as follows:

	At June 30, 2022
	Amortized	Fair
	Cost	Value
(in thousands)
Debt Securities Available for Sale
Due in less than one year	$6	$6
Due in one to five years	49,150	48,459
Due in five to ten years	16,841	15,084
Due after ten years	8,502	7,749
U.S. agency mortgage-backed securities	67,742	62,084
Total	$142,241	$133,382

Debt Securities Held to Maturity
Due after ten years	$6,189	$5,229
U.S. agency mortgage-backed securities	2,588	2,588
	$8,777	$7,817

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At June 30, 2022	At December 31, 2021
Real estate mortgage loans:
Commercial	$179,976	$156,306
Residential and home equity	208,769	183,536
Construction	71,382	71,164
Total real estate mortgage loans	460,127	411,006

Commercial loans	75,996	78,584
Consumer and other loans	7,961	7,283
Total loans	544,084	496,873

Add (deduct):
Net deferred loan costs (fees)	93	(701)
Allowance for loan losses	(6,611)	(5,974)
Loans, net	$537,566	$490,198

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserves	Total
Three Month Period Ended June 30, 2022
Beginning balance	$1,701	$2,203	$798	$1,074	$111	$-	$5,887
Provision (credit) for loan losses	350	227	69	65	20	-	731
Net recoveries (charge-offs)	-	-	-	4	(11)	-	(7)
Ending balance	$2,051	$2,430	$867	$1,143	$120	$-	$6,611
Three Month Period Ended June 30, 2021
Beginning balance	$1,498	$1,857	$550	$1,430	$72	$690	$6,097
Provision (credit) for loan losses	34	146	(12)	(239)	15	(129)	(185)
Net (charge-offs) recoveries	-	(16)	-	11	(8)	-	(13)
Ending balance	$1,532	$1,987	$538	$1,202	$79	$561	$5,899

Six Month Period Ended June 30, 2022
Beginning balance	$1,762	$2,139	$857	$1,125	$91	$-	$5,974
Provision (credit) for loan losses	289	291	10	(281)	51	-	360
Net recoveries (charge-offs)	-	-	-	299	(22)	-	277
Ending balance	$2,051	$2,430	$867	$1,143	$120	$-	$6,611
Six Month Period Ended June 30, 2021
Beginning balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092
Provision (credit) for loan losses	32	176	(1)	(409)	15	2	(185)
Net (charge-offs) recoveries	-	(16)	-	19	(11)	-	(8)
Ending balance	$1,532	$1,987	$538	$1,202	$79	$561	$5,899

At June 30, 2022
Individually evaluated for impairment:
Recorded investment	$283	$-	$-	$66	$19	$-	$368
Balance in allowance for loan losses	$-	$-	$-	$14	$16	$-	$30
Collectively evaluated for impairment:
Recorded investment	$179,693	$208,769	$71,382	$75,930	$7,942	$-	$543,716
Balance in allowance for loan losses	$2,051	$2,430	$867	$1,129	$104	$-	$6,581

At December 31, 2021
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$-	$-	$-	$-
Balance in allowance for loan losses	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment:
Recorded investment	$156,306	$183,536	$71,164	$78,584	$7,283	$-	$496,873
Balance in allowance for loan losses	$1,762	$2,139	$857	$1,125	$91	$-	$5,974

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At June 30, 2022
Grade:
Pass	$177,850	$206,161	$71,308	$75,851	$7,953	$539,123
Special mention	1,843	2,608	74	79	8	4,612
Substandard	283	-	-	66	-	349
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$179,976	$208,769	$71,382	$75,996	$7,961	$544,084

At December 31, 2021
Grade:
Pass	$153,404	$181,770	$71,051	$78,462	$7,233	$491,920
Special mention	2,902	1,766	113	118	50	4,949
Substandard	-	-	-	4	-	4
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$156,306	$183,536	$71,164	$78,584	$7,283	$496,873

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2022
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$179,693	$283	$179,976
Residential and home equity	571	670	-	1,241	207,528	-	208,769
Construction	-	-	-	-	71,382	-	71,382
Commercial loans	356	-	-	356	75,574	66	75,996
Consumer and other loans	-	-	-	-	7,961	-	7,961
Total	$927	$670	$-	$1,597	$542,138	$349	$544,084

At December 31, 2021
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$156,306	$-	$156,306
Residential and home equity	710	-	-	710	182,826	-	183,536
Construction	-	-	-	-	71,164	-	71,164
Commercial loans	411	-	-	411	78,173	-	78,584
Consumer and other loans	-	-	-	-	7,283	-	7,283
Total	$1,121	$-	$-	$1,121	$495,752	$-	$496,873

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following table summarizes the amount of impaired loans at  June 30, 2022 and  December 31, 2021.

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At June 30, 2022
Real estate mortgage loans:
Commercial	$283	$283	$-	$-	$-	$283	283	$-
Commercial loans	-	-	66	66	14	66	66	14
Consumer and other loans	3	3	16	16	16	19	19	16
Total	$286	$286	$82	$82	$30	$368	$368	$30

At December 31, 2021
Consumer and other loans	$4	$4	$-	$-	$-	$4	$4	$-
Total	$4	$4	$-	$-	$-	$4	$4	$-

There were no collateral dependent loans measured at fair value on a nonrecurring basis at  June 30, 2022 and  December 31, 2021.

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended June 30,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$6	$-	$-	$-	$-	$-
Residential and home equity	-	-	-	471	1	-
Commercial loans	2	-	-	510	-	-
Total	$8	$-	$-	$981	$1	$-

	Six Months Ended June 30,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$3	$-	$-	$-	$-	$-
Residential and home equity	-	-	-	449	1	-
Commercial loans	1	-	-	351	-	-
Total	$4	$-	$-	$800	$1	$-

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs. The Company entered into no new TDRs during the three and six months ended June 30, 2022 and 2021.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2022, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  June 30, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2022, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2022
Tier 1 Leverage Capital	$75,165	8.61%	$34,934	4.00%	$43,668	5.00%
Common Equity Tier 1 Risk-based Capital	75,165	12.61	26,829	4.50	38,753	6.50
Tier 1 Risk-based Capital	75,165	12.61	35,772	6.00	47,696	8.00
Total Risk-based Capital	81,776	13.72	47,696	8.00	59,621	10.00

As of December 31, 2021
Tier 1 Leverage Capital	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Risk-based Capital	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Risk-based Capital	70,548	13.45	31,461	6.00	41,948	8.00
Total Risk-based Capital	76,522	14.59	41,948	8.00	52,435	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2022 and 2021, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2022			2021
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending June 30:
Basic EPS:
Net earnings	$1,967	3,151,760	$0.62	$2,262	3,126,197	$0.72
Effect of dilutive securities-incremental shares from assumed conversion of stock options		37,559			12,982
Diluted EPS:
Net earnings	$1,967	3,189,319	$0.62	$2,262	3,139,179	$0.72

Six Months Ending June 30:
Basic EPS:
Net earnings	$4,208	3,147,428	$1.34	$4,496	3,124,889	$1.44
Effect of dilutive securities-incremental shares from assumed conversion of stock options		41,374			3,296
Diluted EPS:
Net earnings	$4,208	3,188,802	$1.32	$4,496	3,128,185	$1.44

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans

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

As of June 30, 2022 185,237 shares are available to be issued under the 2015 Stock Plan as restricted stock, underlying options, or otherwise. A summary of the stock option activity for the six months ended June 30, 2022 and 2021 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2020	272,057	$19.80
Options exercised	(120)	$(20.09)
Options forfeited	(6,000)	(20.09)
Outstanding at June 30, 2021	265,937	$19.80
Options granted	18,000	$27.12
Options exercised	(30)	(20.09)
Options forfeited	(15,250)	(20.58)
Outstanding at December 31, 2021	268,657	$20.23
Options exercised	(16,240)	(17.92)
Options forfeited	(50)	(20.09)
Outstanding at June 30, 2022	252,367	$20.38	5.75	$1,635,000
Exercisable at June 30, 2022	184,887	$19.85	5.39	$1,279,000

The fair value of shares vested and recognized as compensation expense was $75,000 and $56,000 for the three months ended June 30, 2022 and 2021, and $148,000 and $113,000 for the six months ended June 30, 2022 and 2021, respectively. These amounts include expense of $31,000 and $18,000 recognized on restricted common stock shares and $60,000 and $34,000 for the six months ended June 30, 2022 and 2021, respectively. The deferred tax benefit related to stock options was $5,000 for the three months ended June 30, 2022 and 2021, and $10,000 for the six months ended June 30, 2022 and 2021. At June 30, 2022, there was $240,000 in unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining vesting period of 2.6 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans, Continued

Restricted Stock

During the six months ended June 30, 2022 and 2021, the Company issued 7,786 and 4,081 restricted common stock shares, respectively, to its CEO as part of his bonus incentive earned for the Company’s performance in 2021 and 2020, respectively. The restricted stock awards are on a three-year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2020	6,235	$19.64	$123,000
Non-vested restricted stock granted in 2021	4,081	$18.04	74,000
Restricted stock shares vested in 2021	(2,478)	(19.49)	(48,000)
Non-vested restricted stock outstanding at June 30, 2021 and December 31, 2021	7,838	$18.88	$149,000
Non-vested restricted stock granted in 2022	7,786	$28.31	$220,000
Restricted stock shares vested in 2022	(3,838)	(18.98)	(73,000)
Non-vested restricted stock outstanding at June 30, 2022	11,786	$25.08	$296,000

During the six months ended June 30, 2022 and 2021, the Company recognized $60,000 and $34,000, respectively, as expense related to restricted stock grants.  At June 30, 2022, the Company had $244,000 in unrecognized expense to be recognized over a weighted-average period of 2.3 years.

Director s’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended June 30, 2022 and 2021  our directors received 1,047 and 1,680 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $29,000 and $33,000, respectively.  For the six months ended June 30, 2022 and 2021, our directors received  2,236 and 2,802 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $60,000 and $55,000, respectively. At  June 30, 2022, 39,128 shares remained available for grant.

(7)	Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $92.7 million at  June 30, 2022. At  June 30, 2022 and December 31, 2021, the Company had no outstanding loans under this line.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The initial interest rate on the line of credit is 3.25% and will adjust daily to the then-current Wall Street Journal Prime Rate. At June 30, 2022, the interest rate was 4.75%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At June 30, 2022 and December 31, 2021, the Company had an outstanding loan balance of $4,125,000 and $3,575,000, respectively.  The Company incurred $40,000 and $71,000 in interest expense for the three and six months ended June 30, 2022, respectively, compared to $7,000 for both the three and six months ended June 30, 2021, respectively.

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

	At June 30, 2022	At December 31, 2021
(dollars in thousands)
Notional amount - interest rate swaps:
Stand-alone derivatives	$20,434	$20,606

Weighted-average pay rate - interest rate swaps	3.68%	3.69%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	13.1	13.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$1,801	$630
Stand-alone derivatives - interest rate swaps (other liabilities)	$(1,801)	$(630)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At June 30, 2022		At December 31, 2021
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$134,122	$134,122	$233,473	$233,473
Debt securities available for sale	2	133,382	133,382	73,763	73,763
Debt securities held to maturity	2	8,777	7,817	-	-
Loans held for sale	3	10,725	10,896	11,768	11,964
Loans, net	3	537,566	531,454	490,198	495,209
Federal Home Loan Bank stock	3	463	463	366	366
Accrued interest receivable	3	1,933	1,933	1,505	1,505
Bank-owned life insurance	3	16,342	16,342	16,153	16,153
Derivative contract assets	3	1,801	1,801	630	630

Financial liabilities:
Deposits	3	784,589	784,682	762,942	763,147
Other borrowings	3	4,125	4,125	3,575	3,575
Derivative contract liabilities	3	1,801	1,801	630	630

Off-Balance Sheet Items	3	-	-	-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended  December 31, 2021.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Fin

ancial Statements (unaudited), Continued

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $454,000 at  June 30, 2022.

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

At June 30, 2022
(in thousands)
Commitments to extend credit	$20,060
Construction loans in process	$60,787
Unused lines of credit	$82,204
Standby financial letters of credit	$2,945
Standby performance letters of credit	$-
Guaranteed accounts	$1,612

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2021. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2022	December 31, 2021	June 30, 2021
Average equity as a percentage of average assets	7.65%	8.67%	8.78%
Equity to total assets at end of period	7.51	7.97	8.43
Return on average assets(1)	0.98	1.11	1.28
Return on average equity(1)	12.78	12.81	14.55
Noninterest expense to average assets(1)	1.78	1.87	1.87
Nonperforming loans to total loans at end of period	0.06	-	-
Nonperforming assets to total assets	0.04	-	-

(1) Annualized for the six months ended June 30, 2022 and 2021.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of June 30, 2022, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

FINANCIAL CONDITION

Average assets totaled $869.6 million and $861.3 million for the three and six months ended June 30, 2022 respectively, an increase of $137.9 million (18.9%) and $157.9 million (22.4%), over the comparable periods in 2021. The growth in average assets stemmed mostly from increases in securities (comparing three-month periods) and cash and securities (comparing six-month periods), funded by deposit inflows. The average balance of loans grew more modestly as the average balance of PPP loans decreased $66.4 million comparing 2Q21 to 2Q22 and $63.8 million, comparing the first six months of 2022 to the first six months of 2021.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At June 30, 2022 our debt securities available for sale and held to maturity investment portfolios included highly rated U.S. government agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities.  As of the same date, this portfolio had a fair market value of $141.2 million and an amortized cost value of $151.0 million. At June 30, 2022 and December 31, 2021, our investment securities portfolio represented approximately 16.5% and 8.8% of our total assets, respectively. The average yield on the average balance of investment securities for the six months ended June 30, 2022 was 2.07%, compared to 1.71% for the comparable period in 2021.

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

Excluding $14.1 million in PPP loan forgiveness during the first half of 2022, the Company's gross loan portfolio increased $61.3 million, or 12.3%, since 2021 year-end.

Nonperforming assets.  At June 30, 2022, the Company had $349,000 in nonperforming assets compared to none at December 31, 2021.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At June 30, 2022 the Bank had two loans totaling $349,000 on nonaccrual status, compared to none at December 31, 2021. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. During the second quarter of 2022, the Bank reported a $731,000 provision for loan losses due to loan production during the quarter.  This compared to a $185,000 credit for loan losses in the second quarter of 2021 due mostly to a decrease in the amount of COVID-19 unallocated reserve. The Company had net charge-offs of $7,000 during the three months ended June 30, 2022 compared to net charge-offs of $13,000 in the three months ended June 30, 2021.  For the six-month period ended June 30, 2022, the Company reported $277,000 in net recoveries compared to net charge-offs of $8,000 for the same period in 2021. Management believes the allowance for loan losses, which was $6.6 million, or 1.22%, of gross loans at June 30, 2022 is adequate to cover losses inherent in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at June 30, 2022 were $784.6 million, an increase of $21.6 million, or 2.8%, from December 31, 2021. The average balance of noninterest-bearing deposits accounted for 26.9% of the average balance of total deposits for the six months ended June 30, 2022, compared to 29.2% for the six months ended June 30, 2021.  Given the current interest rate environment, management is monitoring potential volatility in deposit balances closely.

Borrowings. The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) and pledges its qualified loans as collateral which would allow the Bank, as of June 30, 2022, to borrow up to $92.7 million. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $47.0 million at June 30, 2022. There were no loans outstanding under any of these lines at June 30, 2022.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate and was 4.75% at June 30, 2022. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank.  At June 30, 2022, the Company had a $4,125,000 outstanding loan balance and incurred $71,000 in year-to-date interest expense under this line.

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

As shown in the following table, the Company's net interest margin improved for the three-month period due primarily to volume and rate increases in loans and securities.  Comparing the six- month periods, the impact of PPP forgiveness is more dominant and resulted in the lower net interest margin in 2022.

	For the Three Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$514,166	$5,912	4.60%	$483,587	$5,505	4.55%
Loans held for sale	11,174	117	4.19	14,784	127	3.44
Debt securities available for sale	132,562	737	2.22	60,155	262	1.74
Other(2)	170,320	331	0.78	141,842	65	0.18
Total interest-earning assets	828,222	$7,097	3.43%	700,368	$5,959	3.40%
Noninterest-earning assets	41,391			31,313
Total assets	$869,613			$731,681

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$536,209	$357	0.27%	$413,859	$410	0.40%
Time deposits	43,611	58	0.53	51,372	90	0.70
Total interest-bearing deposits	579,820	415	0.29	465,231	500	0.43
Other borrowings	4,034	40	3.97	802	7	3.49
Total interest-bearing liabilities	583,854	$455	0.31%	466,033	$507	0.44%
Noninterest-bearing deposits	213,521			196,726
Noninterest-bearing liabilities	7,345			6,085
Stockholders' equity	64,893			62,837
Total liabilities and stockholders' equity	$869,613			$731,681

Net earning assets	$244,368			$234,335
Net interest income		$6,642			$5,452
Interest rate spread (3)			3.12%			2.96%
Net interest margin(4)			3.21%			3.11%

Ratio of interest-earning assets to average interest-bearing liabilities	141.85%			150.28%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.
(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized
(5) Annualized

	For the Six Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$501,783	$11,596	4.62%	$483,586	$11,204	4.63%
Loans held for sale	10,864	217	3.99	14,081	233	3.31
Debt securities available for sale	108,459	1,122	2.07	59,893	511	1.71
Other(2)	200,167	455	0.45	115,888	114	0.20
Total interest-earning assets	821,273	$13,390	3.26%	673,448	$12,062	3.58%
Noninterest-earning assets	40,004			29,971
Total assets	$861,277			$703,419

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$526,909	$693	0.26%	$396,541	$811	0.41%
Time deposits	46,251	125	0.54	52,906	226	0.85
Total interest-bearing deposits	573,160	818	0.29	449,447	1,037	0.46
Other borrowings	3,877	71	3.66	411	7	3.41
Total interest-bearing liabilities	577,037	$889	0.31%	449,858	$1,044	0.46%
Noninterest-bearing deposits	211,170			185,424
Noninterest-bearing liabilities	7,202			6,361
Stockholders' equity	65,868			61,776
Total liabilities and stockholders' equity	$861,277			$703,419

Net earning assets	$244,236			$223,590
Net interest income		$12,501			$11,018
Interest rate spread (3)			2.95%			3.12%
Net interest margin(4)			3.04%			3.27%

Ratio of interest-earning assets to average interest-bearing liabilities	142.33%			149.70%

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

Comparison of Operating Results for the THREE MONTHS ENDED JUNE 30, 2022 AND 2021

Earnings Summary
(dollars in thousands)
			Change 2Q'22 vs. 2Q'21
	2Q'22	2Q'21	Amount	Percentage
Net Interest Income	$6,642	$5,452	$1,190	21.8%
Provision (credit) for loan losses	731	(185)	916	495.1
Noninterest income	504	620	(116)	(18.7)
Noninterest expense	3,882	3,278	604	18.4
Income Taxes	566	717	(151)	(21.1)
Net earnings	$1,967	$2,262	$(295)	(13.0)%

Compared to 2Q21, the decrease in net earnings is primarily attributed to the provision for loan losses (compared to a credit in 2021), partially offset by higher net interest income and lower income taxes.  Lower income from mortgage banking activities and increases in noninterest expense (mostly attributed to higher salaries and employee benefits) also contributed to the decline in net earnings.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 2Q'22 vs. 2Q'21
	2Q'22	2Q'21	Amount	Percentage
Interest income:
Loans	$6,029	$5,632	$397	7.0%
Securities	737	262	475	181.3
Other	331	65	266	409.2
Total interest income	$7,097	$5,959	$1,138	19.1%
Interest expense:
Deposits	415	500	$(85)	(17.0%)
Other borrowings	40	7	33	471.4
Total interest expense	455	507	(52)	(10.3)
Net interest income	$6,642	$5,452	$1,190	21.8%

Compared to the second quarter of 2021, the volume increase in loans and securities is the biggest driver of the increase in net interest income, followed by rate increases.  Average interest-earning assets totaled $828.2 million for 2Q22, compared to $700.4 million for 2Q21. Partially offsetting this was a $637,000 reduction in PPP fee and interest income when compared to 2Q21. Compared to 2Q21, interest expense decreased $52,000 as volume increases were offset by a strategic reduction of deposit rates made in the first quarter of 2022.  The Company's 2Q22 net interest margin of 3.21% compared favorably to the Company's 2Q21 net interest margin of 3.11%.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio.  The Company's strong loan production in the second quarter of 2022 resulted in a $731,000 provision for loan losses.  This compared to a $185,000 credit to loan losses during the second quarter of 2021 due primarily to a decrease in the amount of the COVID-19 unallocated reserve.

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

Noninterest income
(dollars in thousands)			Change 2Q'22 vs. 2Q'21
	2Q'22	2Q'21	Amount	Percentage
Service charges and fees on deposit accounts	$73	$56	$17	30.4%
Debit card/ATM revenue, net	143	124	19	15.3
Mortgage banking revenue, net	139	332	(193)	(58.1)
Income from bank-owned life insurance	94	67	27	40.3
Other income	55	41	14	34.1
Total noninterest income	$504	$620	$(116)	(18.7%)

The decline in noninterest income is predominantly due to lower mortgage banking revenue which was anticipated given the rising rate environment and the high level of refinancing activity that occurred in 2021.  Increases in bank-owned life insurance ("BOLI") income, service charges and fees on deposit accounts, and fee income from merchant cards, debit cards, and ATM transactions partially offset the decrease in mortgage banking revenue.

Noninterest expense
(dollars in thousands)			Change 2Q'22 vs. 2Q'21
	2Q'22	2Q'21	Amount	Percentage
Salaries and employee benefits	$2,238	$1,805	$433	24.0%
Occupancy and equipment	396	378	18	4.8
Professional fees	130	120	10	8.3
Marketing	213	199	14	7.0
FDIC Assessment	84	49	35	71.4
Software maintenance and amortization	285	251	34	13.5
Other	536	476	60	12.6
Total noninterest expense	$3,882	$3,278	$604	18.4%

An increase in salaries and employee benefits is the primary driver of higher noninterest expense due to a larger employee base (100 FTEs at June 30, 2022 versus 95 at June 30, 2021) and annual raises that went in effect in March of 2022.  The increase in the quarterly FDIC assessment is attributed to an increased assessment rate and higher deposit balances. The $60,000 increase in other noninterest expense from 2021 to 2022 is attributed to modest fluctuations in various miscellaneous expense categories.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $566,000 for the three months ended June 30, 2022, compared to income taxes of $717,000 for the three months ended June 30, 2021 with the decrease attributed to lower pre-tax earnings and a lower effective tax rate in 2022.  In the second quarter of 2022, the Company received a $65,000 state income tax refund that led to a lower effective tax rate of 22.3% in the second quarter of 2022 versus 24.1% in the second quarter of 2021.

Comparison of Operating Results for the six months ended June 30, 2022 and 2021

Earnings Summary
(dollars in thousands)
	Six Months Ended		Change 2022 vs. 2021
	June 30, 2022	June 30, 2021	Amount	Percentage
Net Interest Income	$12,501	$11,018	$1,483	13.5%
Provision (credit) for loan losses	360	(185)	545	294.6
Noninterest income	1,022	1,292	(270)	(20.9)
Noninterest expense	7,662	6,575	1,087	16.5
Income Taxes	1,293	1,424	(131)	(9.2)
Net earnings	$4,208	$4,496	$(288)	(6.4)%

Comparing the six-month periods, higher net interest income and lower taxes were offset primarily by higher noninterest expense and secondarily by the provision for loan losses and lower noninterest income.

Interest income
(dollars in thousands)
	Six Months Ended		Change 2022 vs. 2021
	June 30, 2022	June 30, 2021	Amount	Percentage
Interest income:
Loans	$11,813	$11,437	$376	3.3%
Securities	1,122	511	611	119.6
Other	455	114	341	299.1
Total interest income	$13,390	$12,062	$1,328	11.0%
Interest expense:
Deposits	818	1,037	$(219)	(21.1%)
Other borrowings	71	7	64	914.3
Total interest expense	889	1,044	(155)	(14.8)
Net interest income	$12,501	$11,018	$1,483	13.5%

Comparing the six-month periods, the average balance of interest-earnings assets increased 22.0%, or $147.8 million, and was the primary driver of the increase in net interest income.  Partially offsetting this was a $1.2 million decrease in interest and fee income from PPP Loans as the Bank moved through the forgiveness process of these loans which impacted average loan yields and the net interest margin.  The yield on the average balance of interest-earning assets declined from 3.58% for the six months ended June 30, 2021 to 3.26% for the six months ended June 30, 2022 while the net interest margin dipped from 3.27% to 3.04% for the same time period.  Despite higher deposit balances, year-to-date interest expense declined from 2021 to 2022 due to strategic rate reductions made in the first quarter of 2022.

Provision for Loan Losses

Through June 30, 2022, the Company recorded a $360,000 provision for loan losses compared to a 185,000 credit for loan losses for the same time period in 2021. The Company recorded a credit in 2021 primarily due to a decrease in the amount of COVID-19 unallocated reserve.  Loan production in the second quarter of 2022 led to a $731,000 provision which offset the $371,000 credit taken in the first quarter of 2022 due to flat loan growth (net PPP) and a $284,000 net recovery which reduced the historical loss factor on commercial loans by 19 basis points.

Noninterest income
(dollars in thousands)	Six Months Ended		Change 2022 vs. 2021
	June 30, 2022	June 30, 2021	Amount	Percentage
Service charges and fees on deposit accounts	$141	$109	$32	29.4%
Debit card/ATM revenue, net	272	233	39	16.7
Mortgage banking revenue, net	304	633	(329)	(52.0)
Income from bank-owned life insurance	189	130	59	45.4
Gain on sale of securities available for sale	-	108	(108)	N/A
Other income	116	79	37	46.8
Total noninterest income	$1,022	$1,292	$(270)	(20.9%)

The decline in noninterest income is predominantly due to lower mortgage banking revenue which was anticipated given the rising rate environment and the high level of refinancing activity that occurred in 2021.  Increases in BOLI income, service charges and fees on deposit accounts, and fee income on merchant cards, debit cards, and ATM transactions helped offset the year-to-date decline in mortgage banking revenue.

Noninterest expense
(dollars in thousands)	Six Months Ended		Change 2022 vs. 2021
	June 30, 2022	June 30, 2021	Amount	Percentage
Salaries and employee benefits	$4,398	$3,657	$741	20.3%
Occupancy and equipment	804	764	40	5.2
Professional fees	276	250	26	10.4
Marketing	380	339	41	12.1
FDIC Assessment	208	119	89	74.8
Software maintenance and amortization	527	501	26	5.2
Other	1,069	945	124	13.1
Total noninterest expense	$7,662	$6,575	$1,087	16.5%

Year-to-date, the growth in noninterest expense is mostly attributed to higher salaries and employee benefits expense due to a larger employee base (100 FTEs at June 30, 2022 versus 95 at June 30, 2021) and annual raises that went in effect in March of 2022.  An increased assessment rate and higher deposit balances led to the $89,000 increase in the FDIC assessment in 2022.  The $124,000 increase in other noninterest expense from the first half of 2021 to the first half of 2022 is attributed to modest fluctuations in various miscellaneous expense categories and can be mostly credited to the Bank's organic growth.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $1.3 million for the six months ended June 30, 2022, compared to income taxes of $1.4 million for the six months ended June 30, 2021, with the decrease attributed to lower pre-tax earnings and a lower effective tax rate in 2022. The effective tax rate was 23.5% for the six months ended June 30, 2022 versus 24.1% for the  six months ended June 30, 2021.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit (“QPD”) Program. At June 30, 2022, the Bank had access to approximately $92.7 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $47.0 million in unsecured lines of credit maintained with correspondent banks.

The Company has a $15 million revolving line of credit with TNB. As of June 30, 2022, the Company's outstanding borrowings under this line totaled $4,125,000.

Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $14.3 million at June 30, 2022 compared to $11.9 million at December 31, 2021. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 29.4% and 35.1% of total assets at June 30, 2022 and December 31, 2021, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At June 30, 2022, total deposits were $784.6 million, of which $11.7 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

CAPITAL RESOURCES

Stockholders’ equity was $64.6 million at June 30, 2022 compared to $67.0 million at December 31, 2021. The $2.4 million decrease in equity is mostly attributed to the $6.5 million increase in the unrealized losses of our investment portfolio, partially offset by retention of earnings.  In 2020, the Company obtained a $15 million revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At June 30, 2022, the Company had a $4,125,000 outstanding loan balance and incurred year-to-date interest expense of $71,000 under this revolving line of credit.

At June 30, 2022, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations with an 8.61% Tier 1 Leverage Capital Ratio, a 12.61% Common Equity Tier 1 Risk-Based Capital Ratio, a 12.61% Tier 1 Risk-Based Capital Ratio, and a 13.72% Total Risk-Based Capital Ratio, all above the minimum ratios to be considered “well capitalized.”

The following is a summary at June 30, 2022 and December 31, 2021 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2022
Tier 1 Leverage Capital	$75,165	8.61%	$34,934	4.00%	$43,668	5.00%
Common Equity Tier 1 Risk-based Capital	75,165	12.61	26,829	4.50	38,753	6.50
Tier 1 Risk-based Capital	75,165	12.61	35,772	6.00	47,696	8.00
Total Risk-based Capital	81,776	13.72	47,696	8.00	59,621	10.00

As of December 31, 2021
Tier 1 Leverage Capital	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Risk-based Capital	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Risk-based Capital	70,548	13.45	31,461	6.00	41,948	8.00
Total Risk-based Capital	76,522	14.59	41,948	8.00	52,435	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending June 30, 2022 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2022, the Company issued 1,047 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $29,000.  These shares were all issued in accordance with SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities is a director of the Company and resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

3.5	Third Amendment to Bylaws dated February 19, 2021	Exhibit 3.5 to Form 8-K filed on February 18, 2021

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020 and Exhibit 10.7 to Form 8-K filed on August 2, 2022

10.2	Promissory Note to Thomasville National Bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	2012 Directors’ Compensation Plan (“Directors’ Plan”)	Exhibit 10.4 to Registration Statement on Form S-1 filed on October 18, 2013

10.5	Lease for Timberlane Office	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of August 1, 2022	Exhibit 10.1 to Form 8-K filed on August 2, 2022

10.7	2015 Stock Incentive Compensation Plan	Exhibit 10.7 to Form 8-K filed on May 26, 2015

10.8	First Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.8 to Form 10-Q filed on November 10, 2016

10.9	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of August 1, 2022	Exhibit 10.2 to Form 8-K filed on August 2, 2022

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of November 19, 2018.	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of November 19, 2018.	Exhibit 10.3 to Form 8-K filed on November 20, 2018

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018.

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Branch	Filed Exhibit 10.14 to Form 10-Q filed on May 9, 2019

10.15	Defined Contribution Agreement by and between Prime Meridian Bank and Susan Payne Turner, dated as of July 14, 2021	Filed as Exhibit 10.15 to Form 8-K/A filed on August 2, 2021

10.16	Defined Contribution Agreement by and between Prime Meridian Bank and Monte Ward, dated as of July 14, 2021	Filed as Exhibit 10.16 to Form 8-K/A filed on August 2, 2021

10.17	Defined Contribution Agreement by and between Prime Meridian Bank and Clint Weber dated as of July 14, 2021	Filed as Exhibit 10.17 to Form 8-K/A filed on August 2, 2021

10.18	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Susan Payne Turner dated as of July 1, 2021	Exhibit 10.18 to Form 10-Q filed on August 6, 2021

10.19	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Monte Ward dated as of July 1, 2021	Exhibit 10.19 to Form 10-Q filed on August 6, 2021

10.20	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Clint Weber dated as of July 1, 2021	Exhibit 10.20 to Form 10-Q filed on August 6, 2021

10.21	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Sammie D. Dixon, Jr. dated as of January 1, 2019	Exhibit 10.21 to Form 10-Q filed on August 6, 2021

10.22	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Chris L. Jensen, Jr. dated as of January 1, 2019	Exhibit 10.22 to Form 10-Q filed on August 6, 2021

10.23	Second Amendment to 2015 Stock Incentive Compensation Plan	Exhibit 10.15 to Form 8-K filed on January 20, 2022

10.24	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Kyle D. Phelps dated as of August 1, 2022	Exhibit 10.3 to Form 8-K filed on August 2, 2022

10.25	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Susan Payne Turner dated as of August 1, 2022	Exhibit 10.4 to Form 8-K filed on August 2, 2022

10.26	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Monte L. Ward dated as of August 1, 2022	Exhibit 10.5 to Form 8-K filed on August 2, 2022

10.27	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Clint F. Weber dated as of August 1, 2022	Exhibit 10.6 to Form 8-K filed on August 2, 2022

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2015

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

August 9, 2022
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
August 9, 2022
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer