Form 10-Q
period 2022-09-30
Prime Meridian Holding Co
filed 2022-11-10
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2022: 3,164,491

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2022 (unaudited) and December 31, 2021	2

Condensed Consolidated Statements of Earnings Three and Nine Months ended September 30, 2022 and 2021 (unaudited)	3

Condensed Consolidated Statements of Comprehensive (Loss) Income Three and Nine Months ended September 30, 2022 and 2021 (unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity Three and Nine Months ended September 30, 2022 and 2021 (unaudited)	5-6

Condensed Consolidated Statements of Cash Flows Nine Months ended September 30, 2022 and 2021 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	37-39

Signatures	40

Certifications

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$8,152	$8,897
Federal funds sold	8,738	53,969
Interest-bearing deposits	59,127	170,607
Total cash and cash equivalents	76,017	233,473
Debt securities available for sale	131,668	73,763
Debt securities held to maturity (fair value of $10,180 in 2022)	11,794	-
Loans held for sale	8,911	11,768
Loans, net of allowance for loan losses of $6,861 and $5,974	565,877	490,198
Federal Home Loan Bank stock	463	366
Premises and equipment, net	8,169	7,962
Right of use operating lease asset	3,098	3,258
Accrued interest receivable	2,132	1,505
Bank-owned life insurance	16,438	16,153
Other assets	7,748	2,677
Total assets	$832,315	$841,123

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$216,533	$209,351
Savings, NOW and money-market deposits	500,263	503,759
Time deposits	38,618	49,832
Total deposits	755,414	762,942
Other borrowings	4,125	3,575
Official checks	1,277	1,141
Operating lease liability	3,256	3,397
Other liabilities	4,339	3,037
Total liabilities	768,411	774,092
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,162,975 and 3,129,046 issued and outstanding	31	31
Additional paid-in capital	39,597	38,909
Retained earnings	34,636	28,164
Accumulated other comprehensive loss	(10,360)	(73)
Total stockholders' equity	63,904	67,031
Total liabilities and stockholders' equity	$832,315	$841,123

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Interest income:
Loans	$6,755	$5,819	$18,568	$17,256
Debt securities	878	283	2,000	794
Other	649	78	1,104	192
Total interest income	8,282	6,180	21,672	18,242
Interest expense:
Deposits	624	502	1,442	1,539
Other borrowings	56	25	127	32
Total interest expense	680	527	1,569	1,571
Net interest income	7,602	5,653	20,103	16,671
Provision (credit) for loan losses	241	-	601	(185)
Net interest income after provision (credit) for loan losses	7,361	5,653	19,502	16,856
Noninterest income:
Service charges and fees on deposit accounts	78	61	219	170
Debit card/ATM revenue, net	132	108	404	341
Mortgage banking revenue, net	116	325	420	958
Income from bank-owned life insurance	96	73	285	203
Gain on sale of debt securities available for sale	-	-	-	108
Other income	61	46	177	125
Total noninterest income	483	613	1,505	1,905
Noninterest expense:
Salaries and employee benefits	2,367	2,028	6,765	5,685
Occupancy and equipment	413	380	1,217	1,144
Professional fees	124	103	400	353
Marketing	195	197	575	536
FDIC assessment	95	78	303	197
Software maintenance, amortization and other	310	237	837	738
Other	581	480	1,650	1,425
Total noninterest expense	4,085	3,503	11,747	10,078
Earnings before income taxes	3,759	2,763	9,260	8,683
Income taxes	928	664	2,221	2,088
Net earnings	$2,831	$2,099	$7,039	$6,595

Earnings per common share:
Basic	$0.90	$0.67	$2.23	$2.11
Diluted	0.89	0.67	2.21	2.10
Cash dividends per common share	-	-	0.18	0.14

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net earnings	$2,831	$2,099	$7,039	$6,595
Other comprehensive loss:
Change in unrealized loss on debt securities available for sale:
Unrealized loss arising during the period	(5,018)	(430)	(13,780)	(1,255)
Reclassification adjustment for realized gain	-	-	-	(108)
Net change in unrealized loss	(5,018)	(430)	(13,780)	(1,363)
Deferred income tax benefit on above change	1,272	109	3,493	346
Total other comprehensive loss	(3,746)	(321)	(10,287)	(1,017)
Comprehensive (loss) income	$(915)	$1,778	$(3,248)	$5,578

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months ended September 30, 2022 and 2021

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2020	3,119,471	$31	$38,568	$20,255	$1,401	$60,255
Net earnings for the three months ended March 31, 2021 (unaudited)	-	-	-	2,234	-	2,234
Dividends paid (unaudited)	-	-	-	(438)	-	(438)
Net change in unrealized gain on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(1,003)	(1,003)
Stock options exercised (unaudited)	120	-	2	-	-	2
Common stock issued as compensation to directors (unaudited)	1,122	-	22	-	-	22
Issuance of restricted stock (unaudited)	4,081	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	57	-	-	57
Balance at March 31, 2021 (unaudited)	3,124,794	$31	$38,649	$22,051	$398	$61,129
Net earnings for the three months ended June 30, 2021 (unaudited)	-	-	-	2,262	-	2,262
Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	-	-	-	-	307	307
Common stock issued as compensation to directors (unaudited)	1,680	-	33	-	-	33
Stock-based compensation (unaudited)	-	-	56	-	-	56
Balance at June 30, 2021 (unaudited)	3,126,474	$31	$38,738	$24,313	$705	$63,787
Net earnings for the three months ended September 30, 2021 (unaudited)	-	-	-	2,099	-	2,099
Net change in unrealized gain on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(321)	(321)
Stock options exercised (unaudited)	30	-	1	-	-	1
Common stock issued as compensation to directors (unaudited)	1,226	-	26	-	-	26
Stock-based compensation (unaudited)	-	-	57	-	-	57
Balance at September 30, 2021 (unaudited)	3,127,730	$31	$38,822	$26,412	$384	$65,649

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months ended September 30, 2022 and 2021

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
(dollars in thousands)
Balance at December 31, 2021	3,129,046	$31	$38,909	$28,164	$(73)	$67,031
Net earnings for the three months ended March 31, 2022 (unaudited)	-	-	-	2,241	-	2,241
Dividends paid (unaudited)	-	-	-	(567)	-	(567)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(3,258)	(3,258)
Stock options exercised (unaudited)	12,240	-	210	-	-	210
Common stock issued as compensation to directors (unaudited)	1,189	-	31	-	-	31
Issuance of restricted stock (unaudited)	7,786	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	73	-	-	73
Balance at March 31, 2022 (unaudited)	3,150,261	$31	$39,223	$29,838	$(3,331)	$65,761
Net earnings for the three months ended June 30, 2022 (unaudited)	-	-	-	1,967	-	1,967
Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	-	-	-	-	(3,283)	(3,283)
Stock options exercised (unaudited)	4,000	-	80	-	-	80
Common stock issued as compensation to directors (unaudited)	1,047	-	29	-	-	29
Stock-based compensation (unaudited)	-	-	75	-	-	75
Balance at June 30, 2022 (unaudited)	3,155,308	$31	$39,407	$31,805	$(6,614)	$64,629
Net earnings for the three months ended September 30, 2022 (unaudited)	-	-	-	2,831	-	2,831
Net change in unrealized gain on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(3,746)	(3,746)
Stock options exercised (unaudited)	4,000	-	80	-	-	80
Common stock issued as compensation to directors (unaudited)	1,250	-	32	-	-	32
Issuance of restricted stock (unaudited)	2,417	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	78	-	-	78
Balance at September 30, 2022 (unaudited)	3,162,975	$31	$39,597	$34,636	$(10,360)	$63,904

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net earnings	$7,039	$6,595
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	504	497
Provision (credit) for loan losses	601	(185)
Net accretion of deferred loan fees	(604)	(2,047)
Gain on sale of debt securities available for sale	-	(108)
Net amortization of premiums and discounts on debt securities	(3)	238
Gain on sale of loans held for sale	(420)	(958)
Proceeds from the sale of loans held for sale	71,336	155,371
Loans originated as held for sale	(68,059)	(151,796)
Stock issued as compensation to directors	92	81
Stock-based compensation expense	226	170
Income from bank-owned life insurance	(285)	(203)
Net (increase) decrease in accrued interest receivable	(627)	482
Net change in operating leases	19	19
Net increase in other assets	(1,578)	(282)
Net increase in other liabilities and official checks	1,438	1,099
Net cash provided by operating activities	9,679	8,973
Cash flows from investing activities:
Loan originations, net of principal repayments	(75,676)	2,380
Purchase of debt securities available for sale	(80,188)	(26,471)
Purchase of debt securities held to maturity	(12,677)	-
Principal repayments of debt securities available for sale	9,383	10,815
Proceeds from sale of debt securities available for sale	-	5,874
Maturities and calls of debt securities available for sale	6	3,044
(Purchase) repurchase of Federal Home Loan Bank stock	(97)	127
Purchase of bank owned life insurance	-	(1,197)
Purchase of premises and equipment	(711)	(267)
Net cash used in investing activities	(159,960)	(5,695)
Cash flows from financing activities:
Net (decrease) increase in deposits	(7,528)	137,749
Change in other borrowings	550	3,075
Proceeds from stock options exercised	370	3
Common stock dividends paid	(567)	(438)
Net cash (used in) provided by financing activities	(7,175)	140,389
Net (decrease) increase in cash and cash equivalents	(157,456)	143,667
Cash and cash equivalents at beginning of period	233,473	68,985
Cash and cash equivalents at end of period	$76,017	$212,652
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$1,559	$1,578
Income taxes	$2,641	$1,738
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income tax benefit	$(10,287)	$(1,017)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive (Loss) Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive (loss) income. The only component of other comprehensive loss is the net change in the unrealized loss on debt securities available for sale.

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

Debt securities are classified according to management's intent. Our investments in U.S. agency mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At September 30, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$48,034	$-	$(2,215)	$45,819
Municipal securities	22,356	-	(3,000)	19,356
U.S. agency mortgage-backed securities	71,176	-	(8,564)	62,612
Asset-backed securities	3,979	-	(98)	3,881
Total	$145,545	$-	$(13,877)	$131,668

Debt Securities Held to Maturity
Municipal securities	$9,205	$-	$(1,529)	$7,676
U.S. agency mortgage-backed securities	2,589	-	(85)	2,504
Total	$11,794	$-	$(1,614)	$10,180

At December 31, 2021
Debt Securities Available for Sale
U.S. Government agency securities	$2,933	$-	$(14)	$2,919
Municipal securities	17,721	288	(240)	17,769
U.S. agency mortgage-backed securities	48,614	379	(528)	48,465
Asset-backed securities	4,592	25	(7)	4,610
Total	$73,860	$692	$(789)	$73,763

The following table summarizes the sale of debt securities available for sale:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Proceeds from sale of debt securities	$-	$-	$-	$5,874
Gross gains	-	-	-	108
Gross losses	-	-	-	-
Net gain on sale of debt securities	$-	$-	$-	$108

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At September 30, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(1,997)	$45,068	$(218)	$751
Municipal securities	(1,541)	13,261	(1,459)	6,095
U.S. agency mortgage-backed securities	(4,781)	44,408	(3,783)	16,770
Asset-backed securities	(60)	2,679	(38)	1,202
Total	$(8,379)	$105,416	$(5,498)	$24,818

Debt Securities Held to Maturity
Municipal securities	$(1,529)	$7,676	$-	$-
U.S. agency mortgage-backed securities	(85)	2,504	-	-
Total	$(1,614)	$10,180	$-	$-

At December 31, 2021
Debt Securities Available for Sale
U.S. Government Agencies	$(14)	$2,919	$-	$-
Municipal securities	(240)	8,429	-	-
U.S. agency mortgage-backed securities	(528)	28,207	-	-
Asset-backed securities	-	-	(7)	1,430
Total	$(782)	$39,555	$(7)	$1,430

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities Available for Sale, Continued

The unrealized losses at September 30, 2022 and December 31, 2021 on 105 and 7 securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At September 30, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$45,819	$-	$45,819	$-
Municipal securities	19,356	-	19,356	-
U.S. agency mortgage-backed securities	62,612	-	62,612	-
Asset-backed securities	3,881	-	3,881	-
Total	$131,668	$-	$131,668	$-

At December 31, 2021
Debt Securities Available for Sale
U.S. Government agency securities	$2,919	$-	$2,919	$-
Municipal securities	17,769	-	17,769	-
U.S. agency mortgage-backed securities	48,465	-	48,465	-
Asset-backed securities	4,610	-	4,610	-
Total	$73,763	$-	$73,763	$-

The scheduled maturities of debt securities are as follows:

	At September 30, 2022
	Amortized	Fair
	Cost	Value
(in thousands)
Debt Securities Available for Sale
Due in one to five years	$49,249	$47,383
Due in five to ten years	17,824	15,110
Due after ten years	7,296	6,563
U.S. agency mortgage-backed securities	71,176	62,612
Total	$145,545	$131,668

Debt Securities Held to Maturity
Due in five to ten years	$2,017	$1,927
Due after ten years	7,188	5,749
U.S. agency mortgage-backed securities	2,589	2,504
Total	$11,794	$10,180

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At September 30, 2022	At December 31, 2021
Real estate mortgage loans:
Commercial	$199,044	$156,306
Residential and home equity	218,909	183,536
Construction	70,815	71,164
Total real estate mortgage loans	488,768	411,006

Commercial loans	76,672	78,584
Consumer and other loans	7,199	7,283
Total loans	572,639	496,873

Add (deduct):
Net deferred loan costs (fees)	99	(701)
Allowance for loan losses	(6,861)	(5,974)
Loans, net	$565,877	$490,198

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

An analysis of the change in allowance for loan losses, segregated by loan type, is as follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserves	Total
Three Month Period Ended September 30, 2022
Beginning balance	$2,051	$2,430	$867	$1,143	$120	$-	$6,611
Provision (credit) for loan losses	227	110	4	(57)	(43)	-	241
Net recoveries (charge-offs)	-	-	-	-	9	-	9
Ending balance	$2,278	$2,540	$871	$1,086	$86	$-	$6,861
Three Month Period Ended September 30, 2021
Beginning balance	$1,532	$1,987	$538	$1,202	$79	$561	$5,899
Provision (credit) for loan losses	50	118	190	(16)	17	(359)	-
Net recoveries (charge-offs)	-	6	-	0	(5)	-	1
Ending balance	$1,582	$2,111	$728	$1,186	$91	$202	$5,900

Nine Month Period Ended September 30, 2022
Beginning balance	$1,762	$2,139	$857	$1,125	$91	$-	$5,974
Provision (credit) for loan losses	516	401	14	(338)	8	-	601
Net recoveries (charge-offs)	-	-	-	299	(13)	-	286
Ending balance	$2,278	$2,540	$871	$1,086	$86	$-	$6,861
Nine Month Period Ended September 30, 2021
Beginning balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092
Provision (credit) for loan losses	82	294	189	(425)	32	(357)	(185)
Net (charge-offs) recoveries	-	(10)	-	19	(16)	-	(7)
Ending balance	$1,582	$2,111	$728	$1,186	$91	$202	$5,900

At September 30, 2022
Individually evaluated for impairment:
Recorded investment	$277	$663	$-	$66	$2	$-	$1,008
Balance in allowance for loan losses	$-	$-	$-	$14	$-	$-	$14
Collectively evaluated for impairment:
Recorded investment	$198,767	$218,246	$70,815	$76,606	$7,197	$-	$571,631
Balance in allowance for loan losses	$2,278	$2,540	$871	$1,072	$86	$-	$6,847

At December 31, 2021
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$-	$-	$-	$-
Balance in allowance for loan losses	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment:
Recorded investment	$156,306	$183,536	$71,164	$78,584	$7,283	$-	$496,873
Balance in allowance for loan losses	$1,762	$2,139	$857	$1,125	$91	$-	$5,974

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Commercial Loans. The Company offers a wide range of commercial loans, including business term loans, equipment financing, lines of credit, and U.S. Small Business Administration (SBA) loans. During 2020 and 2021, the Company also made Paycheck Protection Program ("PPP") loans. Small-to-medium sized businesses, retail, and professional establishments, make up our target market for commercial loans. Our Relationship Managers primarily underwrite these loans based on the borrower's ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by "all business assets," or a "blanket lien" are typically only made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third-party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate; we use conservative margins when pricing these loans. Working capital loans generally do not exceed one year and typically, they are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. The Bank currently offers SBA 504 and SBA 7A loans. SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower's creditworthiness include the quality of management and the ability both to evaluate changes in the supply and demand characteristics affecting the business' markets for products and services and to respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other factors of risk could include changes in the borrower's management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt, unless secured by liquid collateral or as otherwise justified.

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

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At September 30, 2022
Grade:
Pass	$196,948	$216,068	$70,278	$76,200	$7,197	$566,691
Special mention	1,819	2,178	537	406	2	4,942
Substandard	277	663	-	66	-	1,006
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$199,044	$218,909	$70,815	$76,672	$7,199	$572,639

At December 31, 2021
Grade:
Pass	$153,404	$181,770	$71,051	$78,462	$7,233	$491,920
Special mention	2,902	1,766	113	118	50	4,949
Substandard	-	-	-	4	-	4
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$156,306	$183,536	$71,164	$78,584	$7,283	$496,873

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2022
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$198,767	$277	$199,044
Residential and home equity	398	297	-	695	217,551	663	218,909
Construction	-	-	-	-	70,815	-	70,815
Commercial loans	329	-	-	329	76,277	66	76,672
Consumer and other loans	-	-	-	-	7,199	-	7,199
Total	$727	$297	$-	$1,024	$570,609	$1,006	$572,639

At December 31, 2021
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$156,306	$-	$156,306
Residential and home equity	710	-	-	710	182,826	-	183,536
Construction	-	-	-	-	71,164	-	71,164
Commercial loans	411	-	-	411	78,173	-	78,584
Consumer and other loans	-	-	-	-	7,283	-	7,283
Total	$1,121	$-	$-	$1,121	$495,752	$-	$496,873

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following table summarizes the amount of impaired loans at  September 30, 2022 and  December 31, 2021.

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At September 30, 2022
Real estate mortgage loans:
Commercial	$277	$277	$-	$-	$-	$277	277	$-
Residential and home equity	663	663	-	-	-	663	663	-
Commercial loans	-	-	66	66	14	66	66	14
Consumer and other loans	2	2	-	-	-	2	2	-
Total	$942	$942	$66	$66	$14	$1,008	$1,008	$14

At December 31, 2021
Consumer and other loans	$4	$4	$-	$-	$-	$4	$4	$-
Total	$4	$4	$-	$-	$-	$4	$4	$-

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	Three Months Ended September 30,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$281	$-	$-	$-	$-	$-
Residential and home equity	19	-	-	-	-	-
Commercial loans	66	-	-	-	-	-
Consumer	2	-	-	-	-	-
Total	$368	$-	$-	$-	$-	$-

	Nine Months Ended September 30,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
Commercial	$97	$-	$-	$-	$-	$-
Residential and home equity	6	-	-	436	-	-
Commercial loans	23	-	-	233	-	-
Consumer	1	-	-	-	-	-
Total	$127	$-	$-	$669	$-	$-

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. During the period of national emergency related to the COVID-19 pandemic, the banking regulatory agencies have confirmed with FASB that certain short-term loan modifications made in response to the pandemic's effects on borrowers should not be considered to be TDRs. The Company entered into no new TDRs during the three and nine months ended September 30, 2022 and 2021.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2022, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  September 30, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2022, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2022
Tier 1 Leverage Capital	$78,221	9.07%	$34,510	4.00%	$43,137	5.00%
Common Equity Tier 1 Risk-based Capital	78,221	12.62	27,894	4.50	40,291	6.50
Tier 1 Risk-based Capital	78,221	12.62	37,192	6.00	49,589	8.00
Total Risk-based Capital	85,082	13.73	49,589	8.00	61,986	10.00

As of December 31, 2021
Tier 1 Leverage Capital	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Risk-based Capital	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Risk-based Capital	70,548	13.45	31,461	6.00	41,948	8.00
Total Risk-based Capital	76,522	14.59	41,948	8.00	52,435	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2022 and 2021, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2022			2021
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending September 30:
Basic EPS:
Net earnings	$2,831	3,159,526	$0.90	$2,099	3,127,524	$0.67
Effect of dilutive securities-incremental shares from assumed conversion of stock options		37,756			17,493
Diluted EPS:
Net earnings	$2,831	3,197,282	$0.89	$2,099	3,145,017	$0.67

Nine Months Ending September 30:
Basic EPS:
Net earnings	$7,039	3,151,689	$2.23	$6,595	3,125,777	$2.11
Effect of dilutive securities-incremental shares from assumed conversion of stock options		39,904			8,459
Diluted EPS:
Net earnings	$7,039	3,191,593	$2.21	$6,595	3,134,236	$2.10

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) permits the Company to grant the Company’s key employees and directors stock options, restricted stock, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock.

As of September 30, 2022 180,570 shares are available to be issued under the 2015 Stock Plan as restricted stock, underlying options, or otherwise. A summary of the stock option activity for the nine months ended September 30, 2022 and 2021 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2020	272,057	$19.80
Options granted	4,000	$22.64
Options exercised	(150)	(20.09)
Options forfeited	(15,250)	20.09
Outstanding at September 30, 2021	260,657	$19.83
Options granted	14,000	$28.40
Options forfeited	(6,000)	21.83
Outstanding at December 31, 2021	268,657	$20.23
Options granted	3,500	$25.37
Options exercised	(20,240)	(18.35)
Options forfeited	(150)	(20.09)
Outstanding at September 30, 2022	251,767	$20.46	5.55	$1,555,000
Exercisable at September 30, 2022	182,887	$19.85	5.14	$1,222,000

The fair value of shares vested and recognized as compensation expense was $78,000 and $57,000 for the three months ended September 30, 2022 and 2021, and $226,000 and $170,000 for the nine months ended September 30, 2022 and 2021, respectively. These amounts include expense recognized on restricted common stock shares of $33,000 and $19,000 for the three months ended September 30, 2022 and 2021 and $93,000 and $53,000 for the nine months ended September 30, 2022 and 2021, respectively. The deferred tax benefit related to stock options was $5,000 for the three months ended September 30, 2022 and 2021, and $14,000 and $15,000, respectively, for the nine months ended September 30, 2022 and 2021. At September 30, 2022, there was $226,000 in unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining vesting period of 2.88 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock Benefit Plans, Continued

Restricted Stock

During the nine months ended September 30, 2022 and 2021, the Company issued 10,203 and 4,081 restricted common stock shares, respectively, to some of its executives. The restricted stock awards are on a three-year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2020	6,235	$19.64	$123,000
Non-vested restricted stock granted in 2021	4,081	$18.04	74,000
Restricted stock shares vested in 2021	(2,478)	(19.49)	(48,000)
Non-vested restricted stock outstanding at September 30, 2021 and December 31, 2021	7,838	$18.88	$149,000
Non-vested restricted stock granted in 2022	10,203	$27.85	$284,000
Restricted stock shares vested in 2022	(3,838)	(18.98)	(73,000)
Non-vested restricted stock outstanding at September 30, 2022	14,203	$25.30	$360,000

During the nine months ended September 30, 2022 and 2021, the Company recognized $93,000 and $53,000, respectively, as expense related to restricted stock grants.  At September 30, 2022, the Company had $275,000 in unrecognized expense to be recognized over a weighted-average period of 2.3 years.

Director s’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended September 30, 2022 and 2021  our directors received 1,250 and 1,226 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $32,000 and $26,000, respectively.  For the nine months ended September 30, 2022 and 2021, our directors received 3,486 and 4,028 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $92,000 and $81,000, respectively. At  September 30, 2022, 37,878 shares remained available for grant.

(7)	Other Borrowings

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $88.6 million at  September 30, 2022. At  September 30, 2022 and December 31, 2021, the Company had no outstanding loans under this line.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate on the line of credit adjusts daily to the then-current Wall Street Journal Prime Rate. At September 30, 2022, the interest rate was 6.25%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At September 30, 2022 and December 31, 2021, the Company had an outstanding loan balance of $4,125,000 and $3,575,000, respectively.  The Company incurred $56,000 and $127,000 in interest expense for the three and nine months ended September 30, 2022, respectively, compared to $25,000 and $32,000 for the three and nine months ended September 30, 2021, respectively.

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

	At September 30, 2022	At December 31, 2021
(dollars in thousands)
Notional amount - interest rate swaps:
Stand-alone derivatives	$20,173	$20,606

Weighted-average pay rate - interest rate swaps	3.68%	3.69%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	12.8	13.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$2,385	$630
Stand-alone derivatives - interest rate swaps (other liabilities)	$(2,385)	$(630)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At September 30, 2022		At December 31, 2021
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$76,017	$76,017	$233,473	$233,473
Debt securities available for sale	2	131,688	131,688	73,763	73,763
Debt securities held to maturity	2	11,794	10,180	-	-
Loans held for sale	3	8,911	9,054	11,768	11,964
Loans, net	3	565,877	538,085	490,198	495,209
Federal Home Loan Bank stock	3	463	463	366	366
Accrued interest receivable	3	2,132	2,132	1,505	1,505
Bank-owned life insurance	3	16,438	16,438	16,153	16,153
Derivative contract assets	3	2,385	2,385	630	630

Financial liabilities:
Deposits	3	755,414	755,243	762,942	763,147
Other borrowings	3	4,125	4,125	3,575	3,575
Derivative contract liabilities	3	2,385	2,385	630	630

Off-Balance Sheet Items	3	-	-	-	-

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $703,000 at  September 30, 2022.

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

At September 30, 2022
(in thousands)
Commitments to extend credit	$19,311
Construction loans in process	$60,177
Unused lines of credit	$79,993
Standby financial letters of credit	$3,226
Guaranteed accounts	$1,419

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2021. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2022	December 31, 2021	September 30, 2021
Average equity as a percentage of average assets	7.66%	8.67%	8.60%
Equity to total assets at end of period	7.68	7.97	8.26
Return on average assets(1)	1.09	1.11	1.21
Return on average equity(1)	14.25	12.81	14.08
Noninterest expense to average assets(1)	1.82	1.87	1.85
Nonperforming loans to total loans at end of period	0.18	-	-
Nonperforming assets to total assets at end of period	0.12	-	-

(1) Annualized for the nine months ended September 30, 2022 and 2021.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in preparation of the Condensed Consolidated Financial Statements as of September 30, 2022, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

FINANCIAL CONDITION

Average assets totaled $857.9 million and $860.4 million for the three and nine months ended September 30, 2022 respectively, increases of $86.1 million (11.1%) and $133.9 million (18.4%), over the comparable periods in 2021. The growth in average assets stemmed mostly from increases in loans and securities (comparing three-month periods) and loans, cash and securities (comparing nine-month periods), funded by deposit inflows through the first half of the year. Loan production in 2022 has helped offset the runoff of PPP loans.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At September 30, 2022 our debt securities available for sale and held to maturity investment portfolios included highly rated U.S. government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities.  As of the same date, this portfolio had a fair market value of $141.8 million and an amortized cost value of $157.3 million. At September 30, 2022 and December 31, 2021, our investment securities portfolio represented approximately 17.2% and 8.8% of our total assets, respectively. The average yield on the average balance of investment securities for the nine months ended September 30, 2022 was 2.21%, compared to 1.72% for the comparable period in 2021.

Loans. Our primary interest-earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate loans, including first and second mortgages, and consumer loans. Our goal is to maintain a high-quality portfolio of loans through sound underwriting and lending practices. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Our loans are priced based upon the degree of risk, collateral, loan amount, and maturity.

Excluding nearly $15.0 million in PPP loan forgiveness during the first nine months of 2022, the Company's gross loan portfolio increased $90.7 million, or 18.3%, since 2021 year-end.

Nonperforming assets.  At September 30, 2022, the Company had $1.0 million in nonperforming assets compared to none at December 31, 2021.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income. At September 30, 2022, the four nonperforming loans totaling $1.0 million are also on nonaccrual status, compared to none at December 31, 2021. Accounting standards require the Company to identify loans as impaired loans when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We implement these standards in our monthly review of the adequacy of the allowance for loan losses and identify and value impaired loans in accordance with GAAP.

Allowance for Loan Losses. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. The Bank reported provision expense of $241,000 for the quarter ended September 30, 2022, and $601,000 year-to-date, incurred primarily from funded loan growth during the periods. Also contributing to the volume of provision expense for the nine months ended September 30, 2022 is $286,000 in year-to-date net recoveries, combined with a marginal reduction in the general reserve requirement for commercial loans. The Company is not required to implement the provisions of the Current Expected Credit Losses ("CECL") accounting standard until January 1, 2023 and is continuing to account for the allowance for loan losses under the incurred loss model.  Management believes the allowance for loan losses, which was $6.9 million, or 1.20%, of gross loans at September 30, 2022 is adequate to cover losses inherent in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at September 30, 2022 were $755.4 million, a decrease of $7.5 million, or 1.0%, from December 31, 2021. The decrease is attributed to several factors - seasonal outflows of public funds, net outflows from attorney trust accounts due to less real estate closing activity and the movement of personal interest-bearing accounts to higher yielding investment options outside of the Bank. The average balance of noninterest-bearing deposits accounted for 27.1% of the average balance of total deposits for the nine months ended September 30, 2022, compared to 29.6% for the nine months ended September 30, 2021.  Given the current interest rate environment, management is monitoring potential volatility in deposit balances closely.

Borrowings. The Bank has an agreement with FHLB and pledges its qualified loans as collateral which would allow the Bank, as of September 30, 2022, to borrow up to $88.6 million. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $59.0 million at September 30, 2022. There were no outstanding balances under any of these lines at September 30, 2022.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with TNB. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate and was 6.25% at September 30, 2022. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Bank.  At September 30, 2022, the Company had a $4,125,000 outstanding loan balance and incurred $127,000 in year-to-date interest expense under this line.

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

As shown in the following table, the Company's net interest margin improved 65 basis points for the three-month period comparison due primarily to higher interest rates combined with growth in loan and investment balances and a reduction of cash balances, partially offset by the near completion of the PPP loan program and the related fees earned by the Bank. Furthermore, the yield on interest-earning assets improved 70 basis points compared to a 5-basis-points increase in the average cost of interest-bearing liabilities, reflecting a lag in the rising cost of deposits. Comparing the nine-month periods, the net interest margin increased 8 basis points to 3.27%. The average balance of interest-earnings assets increased 17.9%, or $124.6 million, and was a primary driver of the increase in net interest income along with higher yields on loans (excluding the impact of PPP) and other interest-earning assets.  There was a $2.0 million decrease in interest and fee income from PPP loans as the Bank moved through the forgiveness process of these loans which has impacted average loan yields and the net interest margin for multiple quarters.  The yield on the average balance of interest-earning assets improved slightly to 3.52% while the average cost of funds decreased 9 basis points to 0.36%.

	For the Three Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$555,764	$6,646	4.78%	$477,322	$5,708	4.78%
Loans held for sale	9,869	109	4.42	12,437	111	3.57
Debt securities	144,710	878	2.43	65,226	283	1.74
Other(2)	108,875	649	2.38	184,525	78	0.17
Total interest-earning assets	819,218	$8,282	4.04%	739,510	$6,180	3.34%
Noninterest-earning assets	38,699			32,357
Total assets	$857,917			$771,867

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$527,408	$570	0.43%	$435,213	$426	0.39%
Time deposits	38,244	54	0.56	49,844	76	0.61
Total interest-bearing deposits	565,652	624	0.44	485,057	502	0.41
Other borrowings	4,125	56	5.43	3,075	25	3.25
Total interest-bearing liabilities	569,777	$680	0.48%	488,132	$527	0.43%
Noninterest-bearing deposits	214,462			213,570
Noninterest-bearing liabilities	7,787			5,529
Stockholders' equity	65,891			64,636
Total liabilities and stockholders' equity	$857,917			$771,867

Net earning assets	$249,441			$251,378
Net interest income		$7,602			$5,653
Interest rate spread (3)			3.56%			2.91%
Net interest margin(4)			3.71%			3.06%

Ratio of interest-earning assets to average interest-bearing liabilities	143.78%			151.50%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.
(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized
(5) Annualized

	For the Nine Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$519,975	$18,242	4.68%	$481,762	$16,912	4.68%
Loans held for sale	10,529	326	4.13	13,527	344	3.39
Debt securities	120,675	2,000	2.21	61,690	794	1.72
Other(2)	169,402	1,104	0.87	139,017	192	0.18
Total interest-earning assets	820,581	$21,672	3.52%	695,996	$18,242	3.49%
Noninterest-earning assets	39,792			30,490
Total assets	$860,373			$726,486

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$527,077	$1,263	0.32%	$410,799	$1,243	0.40%
Time deposits	43,552	179	0.55	51,874	296	0.76
Total interest-bearing deposits	570,629	1,442	0.34	462,673	1,539	0.44
Other borrowings	3,960	127	4.28	1,309	32	3.26
Total interest-bearing liabilities	574,589	$1,569	0.36%	463,982	$1,571	0.45%
Noninterest-bearing deposits	212,507			194,909
Noninterest-bearing liabilities	7,401			5,128
Stockholders' equity	65,876			62,467
Total liabilities and stockholders' equity	$860,373			$726,486

Net earning assets	$245,992			$232,014
Net interest income		$20,103			$16,671
Interest rate spread (3)			3.16%			3.04%
Net interest margin(4)			3.27%			3.19%

Ratio of interest-earning assets to average interest-bearing liabilities	142.81%			150.00%

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

Comparison of Operating Results for the THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Earnings Summary
(dollars in thousands)
			Change 3Q'22 vs. 3Q'21
	3Q'22	3Q'21	Amount	Percentage
Net Interest Income	$7,602	$5,653	$1,949	34.5%
Provision for loan losses	241	-	241	N/A
Noninterest income	483	613	(130)	(21.2)
Noninterest expense	4,085	3,503	582	16.6
Income Taxes	928	664	264	39.8
Net earnings	$2,831	$2,099	$732	34.9%

Compared to 3Q21, larger loan and investment balances combined with higher yields on interest-earning assets drove the 34.5% increase in net interest income, partially offset by lower noninterest income, higher noninterest expense and higher income taxes.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 3Q'22 vs. 3Q'21
	3Q'22	3Q'21	Amount	Percentage
Interest income:
Loans	$6,755	$5,819	$936	16.1%
Securities	878	283	595	210.2
Other	649	78	571	732.1
Total interest income	$8,282	$6,180	$2,102	34.0%
Interest expense:
Deposits	624	502	$122	24.3%
Other borrowings	56	25	31	124.0
Total interest expense	680	527	153	29.0
Net interest income	$7,602	$5,653	$1,949	34.5%

Net interest income of $7.6 million for the third quarter of 2022 represented a $1.9 million increase over the third quarter of 2021. Compared to the third quarter of 2021, larger loan and investment balances combined with higher interest rates  led to the improvement in interest income, partially offset by the near completion of the PPP loan program and its fees. An $81.6 million increase in the average balance of interest-bearing liabilities combined with a 5-basis-points increase in the cost of interest-bearing liabilities resulted in the $153,000, or 29.0%, increase in total interest expense. The Company's net interest margin ("NIM") was 3.71% in the third quarter of 2022, an increase of 65 basis points over the third quarter of 2021. The yield on interest-earning assets improved 70 basis points, outpacing a 5-basis-points increase in the average cost of interest-bearing liabilities and reflecting a lag in the rising cost of deposits.

Provision for Loan Losses

The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Bank, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio.  Provision expense was $241,000 for the quarter, incurred primarily from funded loan growth during the period.

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

Noninterest income
(dollars in thousands)			Change 3Q'22 vs. 3Q'21
	3Q'22	3Q'21	Amount	Percentage
Service charges and fees on deposit accounts	$78	$61	$17	27.9%
Debit card/ATM revenue, net	132	108	24	22.2
Mortgage banking revenue, net	116	325	(209)	(64.3)
Income from bank-owned life insurance	96	73	23	31.5
Other income	61	46	15	32.6
Total noninterest income	$483	$613	$(130)	(21.2%)

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

Noninterest expense
(dollars in thousands)			Change 3Q'22 vs. 3Q'21
	3Q'22	3Q'21	Amount	Percentage
Salaries and employee benefits	$2,367	$2,028	$339	16.7%
Occupancy and equipment	413	380	33	8.7
Professional fees	124	103	21	20.4
Marketing	195	197	(2)	(1.0)
FDIC Assessment	95	78	17	21.8
Software maintenance and amortization	310	237	73	30.8
Other	581	480	101	21.0
Total noninterest expense	$4,085	$3,503	$582	16.6%

An increase in compensation costs is the primary driver of higher noninterest expense due to a larger employee base (106 FTEs at September 30, 2022 versus 95 at September 30, 2021), annual raises, higher incentive accrual, and lower deferred loan costs. The increase in FDIC assessment expense is explained by changing assessment rates and higher deposit balances while higher software maintenance, amortization and other expense reflects the expanding information technology needs of a growing company. Increases in other noninterest expense are largely attributed to higher travel and entertainment and board related expenses.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $928,000 for the three months ended September 30, 2022, compared to income taxes of $664,000 for the three months ended September 30, 2021 with the increase attributed to higher pre-tax earnings.

Comparison of Operating Results for the nine months ended September 30, 2022 and 2021

Earnings Summary
(dollars in thousands)
	Nine Months Ended		Change 2022 vs. 2021
	September 30, 2022	September 30, 2021	Amount	Percentage
Net Interest Income	$20,103	$16,671	$3,432	20.6%
Provision (credit) for loan losses	601	(185)	786	424.9
Noninterest income	1,505	1,905	(400)	(21.0)
Noninterest expense	11,747	10,078	1,669	16.6
Income Taxes	2,221	2,088	133	6.4
Net earnings	$7,039	$6,595	$444	6.7%

Comparing the nine-month periods, a $3.4 million, or 20.6%, increase in net interest income was partially offset by lower noninterest income and higher provision for loan losses, noninterest and income tax expense.

Interest income
(dollars in thousands)
	Nine Months Ended		Change 2022 vs. 2021
	September 30, 2022	September 30, 2021	Amount	Percentage
Interest income:
Loans	$18,568	$17,256	$1,312	7.6%
Securities	2,000	794	1,206	151.9
Other	1,104	192	912	475.0
Total interest income	$21,672	$18,242	$3,430	18.8%
Interest expense:
Deposits	1,442	1,539	$(97)	(6.3%)
Other borrowings	127	32	95	296.9
Total interest expense	1,569	1,571	(2)	(0.1)
Net interest income	$20,103	$16,671	$3,432	20.6%

Comparing the nine-month periods, the average balance of interest-earnings assets increased 17.9%, or $124.6 million, and was a primary driver of the increase in net interest income along with higher yields on loans (excluding the impact of PPP), investments, and other interest-earning assets.  There was a $2.0 million decrease in interest and fee income from PPP loans as the Bank moved through the forgiveness process of these loans which has impacted average loan yields and the net interest margin for multiple quarters.  The yield on the average balance of interest-earning assets improved slightly to 3.52% while the average cost of funds decreased 9 basis points to 0.36%. Total interest expense for the nine-month period stayed essentially flat despite an increase in the average balance of interest-earning liabilities of $110.6 million.  The Company’s net interest margin for the nine-month period improved 8 basis points to 3.27%.

Provision for Loan Losses

Provision expense was $601,000 for the nine months ended September 30, 2022, compared to a $185,000 credit for the loan losses for the same period in 2021. Provision expense in 2022 is mostly attributed to funded loan growth. Also contributing to the volume of provision expense during the period is $286,000 in year-to-date net recoveries, combined with a marginal reduction in the general reserve requirement for commercial loans. For the nine-month period in 2021, the Company recorded $597,000 in provision expense for new loan growth which was offset by a $357,000 credit in the unallocated reserve related to the COVID-19 pandemic and a $425,000 credit in the reserve for commercial loans due to a decrease in the commercial loan balance for that period.

Noninterest income
(dollars in thousands)	Nine Months Ended		Change 2022 vs. 2021
	September 30, 2022	September 30, 2021	Amount	Percentage
Service charges and fees on deposit accounts	$219	$170	$49	28.8%
Debit card/ATM revenue, net	404	341	63	18.5
Mortgage banking revenue, net	420	958	(538)	(56.2)
Income from bank-owned life insurance	285	203	82	40.4
Gain on sale of debt securities available for sale	-	108	(108)	N/A
Other income	177	125	52	41.6
Total noninterest income	$1,505	$1,905	$(400)	(21.0%)

The decline in noninterest income is predominantly due to lower mortgage banking revenue, given the rising rate environment and the high level of refinancing activity that occurred in 2021, and also due to an absence of a gain on sale of securities as was reported in 2021. Increases in BOLI income and fees on deposit accounts partially offset the decrease in mortgage banking revenue, along with fee income from merchant cards, debit cards, and ATM transactions.

Noninterest expense
(dollars in thousands)	Nine Months Ended		Change 2022 vs. 2021
	September 30, 2022	September 30, 2021	Amount	Percentage
Salaries and employee benefits	$6,765	$5,685	$1,080	19.0%
Occupancy and equipment	1,217	1,144	73	6.4
Professional fees	400	353	47	13.3
Marketing	575	536	39	7.3
FDIC Assessment	303	197	106	53.8
Software maintenance and amortization	837	738	99	13.4
Other	1,650	1,425	225	15.8
Total noninterest expense	$11,747	$10,078	$1,669	16.6%

An increase in compensation costs is the primary driver of higher noninterest expense due to a larger employee base (106 FTEs at September 30, 2022 versus 95 at September 30, 2021), annual raises, higher incentive accrual, and lower deferred loan costs. The increase in FDIC assessment expense is explained by changing assessment rates and higher deposit balances, while higher software maintenance, amortization and other expense reflects the expanding information technology needs of a growing company. Higher occupancy costs reflect higher taxes, increases to furniture, fixtures and equipment, and higher depreciation, utilities, and maintenance contract expense. Increases in other noninterest expense are largely attributed to higher travel and entertainment, fraud, and board related expenses.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $2.2 million for the nine months ended September 30, 2022, compared to income taxes of $2.1 million for the nine months ended September 30, 2021, with the increase attributed to higher pre-tax earnings. The effective tax rate was 24.0% for the nine months ended September 30, 2022 and the  nine months ended September 30, 2021.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit (“QPD”) Program. At September 30, 2022, the Bank had access to approximately $88.6 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $59.0 million in unsecured lines of credit maintained with correspondent banks.  There were no outstanding balances under any of these lines at September 30, 2022.

The Company has a $15 million revolving line of credit with TNB. As of September 30, 2022, the Company's outstanding borrowings under this line totaled $4,125,000 and interest expense incurred year-to-date totaled $127,000.

Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $13.4 million at September 30, 2022 compared to $11.9 million at December 31, 2021. Our primary liquid assets, excluding assets pledged to the QPD program, accounted for 23.3% and 35.1% of total assets at September 30, 2022 and December 31, 2021, respectively.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At September 30, 2022, total deposits were $755.4 million, of which $11.8 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). Deposit balances decreased $7.5 million since December 31, 2021.  Management observed several trends including a seasonal outflow of public funds, lower balances maintained in attorney trust accounts (due to a reduction in real estate closing activity), and a shift in some consumer interest-bearing deposits to higher yielding investments outside of the Bank.

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

CAPITAL RESOURCES

Stockholders’ equity was $63.9 million at September 30, 2022 compared to $67.0 million at December 31, 2021. The $3.1 million decrease in equity is mostly attributed to the $10.3 million increase in the unrealized losses of our investment portfolio, partially offset by retention of earnings.  In 2020, the Company obtained a $15 million revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At September 30, 2022, the Company had a $4,125,000 outstanding loan balance and incurred year-to-date interest expense of $127,000 under this revolving line of credit.

At September 30, 2022, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations.

The following is a summary at September 30, 2022 and December 31, 2021 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2022
Tier 1 Leverage Capital	$78,221	9.07%	$34,510	4.00%	$43,137	5.00%
Common Equity Tier 1 Risk-based Capital	78,221	12.62	27,894	4.50	40,291	6.50
Tier 1 Risk-based Capital	78,221	12.62	37,192	6.00	49,589	8.00
Total Risk-based Capital	85,082	13.73	49,589	8.00	61,986	10.00

As of December 31, 2021
Tier 1 Leverage Capital	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Risk-based Capital	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Risk-based Capital	70,548	13.45	31,461	6.00	41,948	8.00
Total Risk-based Capital	76,522	14.59	41,948	8.00	52,435	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending September 30, 2022 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2022, the Company issued 1,250 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $32,000.  These shares were all issued in accordance with SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities is a director of the Company and resides within the State of Florida.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

3.5	Third Amendment to Bylaws dated February 19, 2021	Exhibit 3.5 to Form 8-K filed on February 18, 2021

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020

10.2	Promissory Note to Thomasville National Bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	Amended and Restated Directors’ Compensation Plan, dated as of October 20, 2022	Exhibit 10.3 to Form 8-K filed on October 20, 2022

10.5	Lease for Timberlane Office	Exhibit 10.1 to Form 8-K filed on August 7, 2018

10.6	Second Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of August 1, 2022	Exhibit 10.1 to Form 8-K filed on August 2, 2022

10.7	Amended and Restated 2015 Stock Incentive Compensation Plan, dated as of October 20, 2022	Exhibit 10.1 to Form 8-K filed on October 20, 2022

10.8	Amendment to Restricted Stock Awards for Sammie D. Dixon, Jr., dated as of October 20, 2022	Exhibit 10.2 to Form 8-K filed on October 20, 2022

10.9	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of August 1, 2022	Exhibit 10.2 to Form 8-K filed on August 2, 2022

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of November 19, 2018.	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of November 19, 2018.	Exhibit 10.3 to Form 8-K filed on November 20, 2018

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018.

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Chris L. Jensen, Jr., dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Branch	Filed Exhibit 10.14 to Form 10-Q filed on May 9, 2019

10.15	Defined Contribution Agreement by and between Prime Meridian Bank and Susan Payne Turner, dated as of July 14, 2021	Filed as Exhibit 10.15 to Form 8-K/A filed on August 2, 2021

10.16	Defined Contribution Agreement by and between Prime Meridian Bank and Monte Ward, dated as of July 14, 2021	Filed as Exhibit 10.16 to Form 8-K/A filed on August 2, 2021

10.17	Defined Contribution Agreement by and between Prime Meridian Bank and Clint Weber dated as of July 14, 2021	Filed as Exhibit 10.17 to Form 8-K/A filed on August 2, 2021

10.18	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Susan Payne Turner dated as of July 1, 2021	Exhibit 10.18 to Form 10-Q filed on August 6, 2021

10.19	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Monte Ward dated as of July 1, 2021	Exhibit 10.19 to Form 10-Q filed on August 6, 2021

10.20	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Clint Weber dated as of July 1, 2021	Exhibit 10.20 to Form 10-Q filed on August 6, 2021

10.21	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Sammie D. Dixon, Jr. dated as of January 1, 2019	Exhibit 10.21 to Form 10-Q filed on August 6, 2021

10.22	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Chris L. Jensen, Jr. dated as of January 1, 2019	Exhibit 10.22 to Form 10-Q filed on August 6, 2021

10.23	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Kyle D. Phelps dated as of August 1, 2022	Exhibit 10.3 to Form 8-K filed on August 2, 2022

10.24	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Susan Payne Turner dated as of August 1, 2022	Exhibit 10.4 to Form 8-K filed on August 2, 2022

10.25	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Monte L. Ward dated as of August 1, 2022	Exhibit 10.5 to Form 8-K filed on August 2, 2022

10.26	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Clint F. Weber dated as of August 1, 2022	Exhibit 10.6 to Form 8-K filed on August 2, 2022

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2015

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

November 10, 2022
	By:	/s/ Sammie D. Dixon

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
November 10, 2022
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer