Form 10-K
period 2022-12-31
Prime Meridian Holding Co
filed 2023-03-09
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). yes ☐     no ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $23.96 per share selling price of the common stock on June 30, 2022 was $58,632,066.  As of February 28, 2023, there were 3,185,765 issued and outstanding shares of the Registrant’s common stock.

Prime Meridian Holding Company

2022 Form 10-K Annual Report

Part I

Item 1.  Business

General Description of Business

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. In this report, the terms “Company,” “we,” “us,” or “our” mean PMHG and its subsidiary. Since opening in 2008, the Bank has conducted a general banking business and has grown to 107 full-time equivalent (“FTE”) employees as of December 31, 2022. We operate under the supervision and regulations of the FDIC, the Board of Governors of the Federal Reserve System ("Federal Reserve"), and the State of Florida Office of Financial Regulation ("OFR").

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

In an effort to provide a superior level of service, we have built a culture and brand that fosters client relationships rather than simply processing customers’ transactions. A culture that supports relationship banking has served us well, with many of our clients referring others to us. In our view, there is no greater compliment than to have our existing clients share their positive banking experiences with their family and friends.

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

Location and Service Areas

Prime Meridian Bank is headquartered in Tallahassee, Florida and offers a broad range of banking services to the Tallahassee Metropolitan Statistical Area (“MSA”) and the surrounding North and Central Florida and South Georgia areas. The Company is headquartered at 1471 Timberlane Road, Tallahassee, Florida 32312, its original office, which opened on February 4, 2008. The Bank also serves clients from full-service branch offices located at (i)1897 Capital Circle, NE, Tallahassee, Florida 32308, which opened in April, 2012; (ii) 2201 Crawfordville Highway, Crawfordville, Florida 32327, which opened in September, 2015; and (iii) 3340 South Florida Avenue, Lakeland, Florida 33830, which opened in April, 2019 as well as through its online banking platform.

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. Claritas, using primarily United States Census Bureau data, estimates that the 2023 population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, is 388,162 and is expected to grow to 398,871, an increase of 2.76%, by 2028. Tallahassee is the state capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. The Tallahassee MSA is furthermore home to over 70,000 college students with two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. The region is thought to be attractive for many types of economic development, in part due to its highly educated workforce.  According to JobsEQ, Tallahassee ranks as one of the most educated cities in America and the most educated city in Florida, with over 56% of its residents having an associate degree or higher. The Economic Development Council of Tallahassee/Leon County previously identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment; (2) aviation and aerospace; (3) health sciences, medical education, training and research, and sports medicine; (4) information technology; (5) research and engineering; (6) transportation and logistics; and (7) advanced manufacturing.

According to the U.S. Department of Labor, the national unemployment rate and Florida’s unemployment rate were 3.3% and 2.2%, respectively, at December 31, 2022, while Leon County and Polk County's unemployment rates were reported at 2.2% and 2.7%, respectively. Unemployment rates improved from 2020 levels as the country adjusted to the impact of the global COVID-19 pandemic.  Any future increases in unemployment rates could result in nonperforming loans and reduced asset quality.

In April 2019, the Company began serving Polk County, Florida (the 8th largest county in the state) with the opening of its office in Lakeland, Florida. Home to just over 100,000 residents, Lakeland is located along the I-4 corridor between Orlando and Tampa. According to the Lakeland Chamber of Commerce, there are over 9 million people within a 100-mile radius of the city of Lakeland.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit, Apple Pay, Bank-to-Bank transfers and online banking, we offer basic services which include demand interest-bearing and noninterest-bearing accounts, savings accounts, money-market deposit accounts, health savings accounts (HSA), NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, enrollment in ICS and CDARS programs, debit cards, direct deposits, notary services, night depository, official checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, equipment loans, Small Business Administration (“SBA”) loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. As of December 31, 2022, the Bank did not have trust powers.

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

Our revenues are primarily derived from interest income and fees on loans, interest and dividends from investment securities, and service charge income generated from demand accounts, ATM fees, and other services. The principal sources of funds for the Bank’s lending activities are its deposits, loan repayments, and proceeds from investment debt securities. The principal expenses of the Bank are the interest paid on deposits, salaries, and general operating expenses.

We are committed to being a successful community bank and being a good business partner within our community. We believe our active community involvement and business development strategies, in conjunction with our client relationship culture, have formed a successful foundation for developing new relationships and enhancing existing ones.

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, and business lines of credit. We also are actively engaged in SBA guaranteed financing to support local borrowers who might not otherwise qualify for conventional financing, which helps mitigate our credit risk and results in fee income if we sell the guaranteed portion. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our commercial and mortgage client relationships. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 72.2% of the Company's total assets at December 31, 2022.

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

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Residential real estate and home equity loans, accounting for 37.6% of the loan portfolio, and commercial real estate loans, comprising 34.0% of the loan portfolio, were the two largest categories of loans at December 31, 2022.

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

Residential Real Estate and Home Equity Loans. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans includes both owner-occupied residences and nonowner-occupied investment properties. The owner-occupied primary residence loans generally present lower levels of risk than commercial real estate loans; however, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers' financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 3-year, 5-year, 7-year, or 10-year adjustable-rate mortgages; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market. The longer-term, fixed-rate loans are sometimes retained in the Company’s loan portfolio and are evaluated on a case-by-case basis. Beginning January 1, 2023, the 10-year adjustable rate loan is no longer being offered.

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

Consumer and Other Loans. Our consumer portfolio is the smallest portion of our loan portfolio, representing 1.3% of our total loan portfolio at December 31, 2022. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. Therefore, both secured and unsecured consumer loans subject the Company to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed-interest and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are gathered principally from within our primary market areas through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts (including “jumbo” certificates in denominations of $250,000 or more), and retirement savings plans. We consider the majority of our regular savings, demand, NOW, and money-market deposit accounts to be core deposits. The majority of our deposits are generated within the Leon County, Florida area. Our deposits are insured up to the maximum amount allowed by law by the FDIC. The Company also offers Certificate of Deposit Account Registry Service ("CDARS"), Insured Cash Sweep ("ICS") accounts. The Bank had no brokered deposits at December 31, 2022 or 2021.

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

Employees

At December 31, 2022, PMHG had 107 full-time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The market for banking is highly competitive. Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the annual Summary of Deposits report produced by the FDIC, total deposits (excluding non-retail) in Leon, Polk, and Wakulla counties, Florida, grew to over $21.0 billion as of June 30, 2022. As of June 30, 2022, there were sixteen FDIC-insured financial institutions serving Leon County; only two of them, including PMHG, are headquartered in Leon County. As of June 30, 2022, according to the Summary of Deposits, the Company ranked fifth and had a 7.06% share of the FDIC-insured deposits in Leon County. As of June 30, 2022, the Summary of Deposits reported that there were sixteen FDIC-insured institutions serving Polk County and that PMHG ranked 16th with 0.25% share of the FDIC-insured deposits in Polk County. As of June 30, 2022, the Summary of Deposits reported that there were four FDIC-insured financial institutions serving Wakulla County and that PMHG ranked second, with a 17.33% share of the FDIC-insured deposits in Wakulla County.

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

Under Florida law, a person or entity seeking to acquire a controlling interest in a Florida bank must also obtain permission from the OFR. The Florida Statutes define control as either (1) indirectly or directly owns, controls or has power to vote 25% of more of any class of voting securities of the bank, (2) controlling the election of a majority of the directors, trustees, or other governing body of the bank, (3) owning, controlling, or having power to vote 10% or more of the voting securities combined with exercising a controlling influence over the management or policies of the bank, or (4) as determined by the OFR.

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

Threshold Ratios
Common Equity
	Total	Tier 1	Tier 1	Tier 1
Capital	Risk-Based	Risk-Based	Risk-Based	Leverage
Category	Capital Ratio	Capital Ratio	Capital Ratio	Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	<8.00%	<6.00%	<4.50%	<4.00%
Significantly Undercapitalized	<6.00%	<4.00%	<3.00%	<3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Community banks are also subject to the following minimum capital requirements:

Minimum Tier 1 leverage	4.00%

Minimum CET1 ratio	4.50%

Capital conversion buffer	2.50%

Minimum tier 1 capital	6.00%

Minimum total capital	8.00%

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

As of December 31, 2022, the Bank was considered to be “well capitalized” with a 9.70% Tier 1 Leverage ratio; a 12.90% Common Equity Tier 1 Risk-based Capital ratio, a 12.90% Tier 1 Risk-based Capital ratio, and a 14.04% Total Risk-based Capital ratio.

The Federal banking regulatory agencies have adopted a rule to simplify the methodology for measuring capital adequacy for smaller, uncomplicated banks. This community bank leverage ratio (“CBLR”) is calculated as the ratio of tangible equity capital divided by average total consolidated assets. CBLR tangible equity is defined as total equity capital, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carryforwards, goodwill, and other intangible assets (other than mortgage servicing assets). Beginning in 2020, a qualifying organization may elect to use the CBLR framework if its CBLR is greater than 9%. The Bank has not elected to use the CBLR framework because it would not receive any material benefit with respect to compliance or reporting.

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

Our program also focuses on other specific areas of risk management including asset liability management, regulatory compliance, vendor management, policy review tracking, audit functions, and internal controls. Our asset liability management process is extensive; we use independent models by reputable third parties to run our interest rate risk model. We may utilize hedging techniques whenever our models indicate short term (net interest income) or long term (economic value of equity "EVE") risk to interest rate movements.

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

Like all financial institutions, we maintain an allowance for loan losses ("ALLL") to account for possible loan defaults and nonperformance. The allowance for loan losses reflects our best estimate of probable and inherent losses in the loan portfolio at the relevant time. This evaluation is based primarily upon the following: a review of our historical loan loss experience as adjusted for certain qualitative factors; known risks contained in the loan portfolio; known risks for each segment of our loan portfolio; composition and growth of the loan portfolio; and certain economic factors. Despite our best efforts, and particularly due to the fact that we have a limited loan loss history, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions and estimations.

Beginning in 2023, we will apply CECL in calculating our provision and ALLL. We cannot be certain of the impact of CECL on our provision expense until we implement it and evaluate our results under its standards. As a result of these factors, we may experience increased expense or find that our allowance for loan losses may not be adequate to cover our actual losses, and future provisions for loan losses may adversely affect our earnings and capital position.

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

At December 31, 2022, our one-year interest rate sensitivity position was slightly liability sensitive, such that an immediate increase in interest rates would have a negative impact on our net interest income over the next twelve months. Our ALCO model shows that the effect would be immaterial and fall within Board approved limits. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our client base with more attractive options.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or the economy in general. Factors that could negatively impact our access to liquidity sources include a decrease of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, our inability to attract and retain deposits, unrealized losses in the available-for-sale debt securities portfolio that could impact our ability to sell them without absorbing material losses, or increases in pledging requirements that could reduce our access to secured borrowing sources. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets and diminished expectations or growth in the financial services industry.

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

The Bank's legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2022, our legal lending limit for loans was approximately $20.3 million to any one borrower on a secured basis and $12.2 million on an unsecured basis. Furthermore, management has an established in-house lending limit of $8.0 million for any single secured loan or loan relationship and an in-house limit of $1.0 million for any single unsecured loan or loan relationship as of December 31, 2022. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2022, approximately 84.2% of our gross loan portfolio (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

The success of our mortgage lending business depends on our ability to generate loans and attract and retain effective loan origination officers and other sources of mortgage loan referrals.

The mortgage lending business is highly dependent on being able to successfully originate a consistent volume of loans. This can be adversely affected by increases in mortgage loan interest rates or lower than typical home sales rates. The primary ways we generate loans are through the personal sales efforts of our mortgage lending officers and our development of loan referral sources, such as real estate brokers. If we are unable to attract and retain a productive team of such officers or develop an effective network of referral sources, or if demand for such loans is less than is typical, we will likely be unable to generate a volume of mortgage loans to produce sufficient revenue for this line of business to be profitable. If we cannot operate this line of business in a profitable manner, we will likely incur losses due to expenses associated with attempting to establish the line of business.

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

We operate in a geographic location that is vulnerable to hurricanes which could be detrimental to our operations.

Florida, in general, and certain of our market areas have a material risk of hurricanes and related damage. We have a disaster recovery plan in place for such events that includes among other things plans to move a team of key employees to an offsite remote location. While management believes it has a viable plan in place to keep the Bank operational, it has never been fully tested in a major natural disaster.

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

Florida financial institutions face a higher risk of noncompliance and enforcement actions with anti-money laundering statutes and regulations.

Banking regulators focus intensely on anti-money laundering compliance requirements. They also intensely scrutinize compliance with the rules enforced by the Office of Foreign Assets Control. Both federal and state banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to institutions’ anti-money laundering compliance.

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

The FASB has issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

The Financial Accounting Standards Board (“FASB”) has issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model. This model is commonly referred to as CECL. Under CECL, effective January 1, 2023, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs from the “incurred loss” model previously required. Accordingly, the adoption of the CECL model may affect how we determine our allowance for credit loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The Company adopted this ASU on January 1, 2023. The Company currently expects that the initial adjustment to the allowance for loan losses will be a decrease of approximately $1.9 million, net of taxes, bringing the ratio of allowance to total loans from 1.20% to 0.76%.

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

As of February 28, 2023, the Company’s directors and executive officers as a group owned 738,173 shares of common stock, or 23.2% of our outstanding common stock. In addition, the directors and executive officers have stock options to acquire 168,250 shares of common stock, which, if fully exercised, would result in them owning 27.0% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

We have pledged the outstanding shares of the Bank to secure a loan and if we cannot repay the loan or continue to refinance the loan, the lender may foreclose on the loan and take ownership of the Bank.

We have pledged 100% of the outstanding shares of the Bank’s capital stock to secure a line of credit for PMHG. If we do not have cash available at PMHG or we are unable to fund dividends from the Bank to PMHG, we will not be able to make principal or interest payments due on any line of credit draws. If we cannot repay or refinance them on or prior to maturity, the lender may foreclose on the pledged stock and take ownership of the Bank, in which case, we will not have any source of revenue and it would be unlikely that we would continue to operate.

We may face statutory and other restrictions on our ability to pay dividends in the immediate future.

In January 2023, the Board of Directors declared an annual dividend of $0.22 per share on our common stock, payable on February 28, 2023 to shareholders of record as of February 9, 2023. PMHG’s ability to pay dividends to our shareholders depends on our retention of capital from our stock offerings and our possible receipt of dividends from the Bank. The Bank is also subject to restrictions on dividends as a result of banking laws, regulations, and policies. If PMHG has not retained sufficient capital, or access to capital, and the Bank elects not to, or is unable to, pay dividends to PMHG, then it is unlikely that PMHG will be able to pay dividends to its shareholders.

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

We operated out of four facilities during the year ended December 31, 2022.

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

Item 5                  Market for Registrant’s Common Equity, Related Stockholder’s Matters and Issuer Purchases of Equity Securities

The Company's stock is traded on the OTCQX, an interdealer quotation system, under the symbol "PMHG."  As of February 28, 2023, there were 311 record holders of common stock.  Quotations on the OTCQX reflect interdealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.

Share Repurchase

We repurchased no shares of our common stock in 2022.

Sales of Unregistered Securities

During 2022, the Company issued 5,002 shares to members of its Board of Directors in lieu of cash fees. To incentivize our directors to elect to receive stock, they receive shares valued at 110% of the otherwise-payable cash fees. In 2022, such shares were valued at $131,000 and were all issued in accordance with the benefit plan exemption from registration pursuant to SEC Rule 701.

Also during 2022, the Company issued 10,203 restricted stock shares to employees as part of their compensation.  The shares were valued at $284,000 at the date of grant and were issued in accordance with the benefit plan exemption from registration pursuant to SEC Rule 701.

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Item 6:                  Reserved

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

Inherent loan losses are evaluated in accordance with ASC 450-20 – “Contingencies.” Management currently uses three years of historical loan loss data; however, because of limited loss experience we also take into account the following qualitative factors: (i) changes in lending policies and procedures, risk selection and underwriting standards; (ii) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (iii) changes in the experience, ability, and depth of lending management and other relevant staff; (iv) changes in the volume and severity of past due loans, nonaccrual loans or loans classified “Special Mention,” “Substandard,” “Doubtful” or “Loss;” (v) the quality of loan review; (vi) changes in the nature and volume of the loan portfolio and terms of loans; (vii) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (viii) changes in collateral dependent loans; and (ix) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. As evidence of inherent loan loss increases, the appropriate qualitative risk factors may be increased to support any additional risk in the portfolio.

Recent Interest-Rate Trends

Like many other financial institutions, our results of operations are dependent on net interest income. Net interest income is the difference between interest received on interest-earning assets, such as loans and securities, and interest paid on interest-bearing liabilities, namely deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, economic conditions, unemployment, money supply, domestic and international events, and changes in the United States and other financial markets. Our net interest income may be reduced if (i) more interest-earning assets than interest-earning liabilities reprice or mature during a time when interest rates are declining, or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. We measure the potential adverse impacts of changing interest rates by shocking average interest rates up or down 100 to 400 basis points and calculating the potential impacts on our net interest income, liquidity, and EVE. We utilize the results of these simulations to determine whether to increase or decrease our fixed rate loan portfolio, to adjust our investment in assets such as bonds, or to take other action in order to maintain or improve our net interest margin given the trending or expected interest rate changes.

As of December 31, 2022, $418.3 million, or 70.2%, of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose less interest rate risk in a rising interest rate environment. Of these, loans totaling $396.0 million, or approximately 66.5% of the total loan portfolio, have interest rate floors which will help protect our net interest margin in a decreasing rate environment. On the other hand, $129.4 million, or 21.7% have interest rate ceilings in place which protects the borrower from interest rates rising beyond a certain level. The majority of our loans with ceilings in place are residential mortgage loans with additional repricing ability of 3.00% - 5.00% until a ceiling will be reached. Also as of December 31, 2022, $171.0 million, or 28.7%, of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of the fixed-rate portion of our loan portfolio in a rising interest rate environment.

If interest rates increase, borrowers may be less inclined to seek new loans. In addition, higher interest rates could adversely affect an adjustable-rate borrower’s ability to continue servicing debt.

Furthermore, our ability to originate new loans may be further impeded by increased competition for high quality borrowers which leads to downward pricing pressure on loans, a general consumer and business bias towards reducing debt levels, and the effects of a potential economic recession in the future on the financial condition of both consumers and businesses which could make the underwriting of new loans more challenging.

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

We model our current interest rate exposure in various rate scenarios, review our model assumptions, and then stress test those assumptions. Based on the results, we then formulate strategies regarding asset generation, funding sources and their pricing parameters, as well as evaluate off-balance sheet commitments in order to maintain interest rate risk within Board approved target limits. We utilize industry recognized asset liability models driven by third-party providers to analyze the Bank’s interest rate sensitivity. From these externally generated reports, ALCO can estimate both the effect on net interest income and the effect on EVE in various interest rate scenarios.

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

In modeling the Bank’s interest rate exposure, the Bank makes a number of important assumptions about the behavior of assets and liabilities. The critical assumptions fall into three main categories, nonmaturity deposit assumptions, asset prepayment assumptions, and optionality. Currently, the most significant assumption which affects the Bank’s interest rate sensitivity is the nonmaturity deposit assumption, followed by the asset prepayment assumptions and optionality.

Nonmaturity Deposit Assumptions

Nonmaturity Deposit Betas – The beta of a nonmaturity deposit is a measure of the anticipated pricing behavior of the deposit. Based on the Bank’s own historical experience, the Bank determines how much the price of a deposit will change as a percentage of the change in the market rates. For example, a 50% beta means that the deposit price will change by 50% of the market rate change.

Nonmaturity Decay – We determine how “sticky” deposits are by assigning a 120-month “maturity” to our nonmaturity transaction deposit accounts. These assumptions are based on our own experience by looking at both the age of the current deposit base and the historic monthly account closing and balance migration experience. The lower the beta (more fixed rate nature) and the higher the decay (longer duration), the less interest rate sensitive a bank becomes, from an EVE perspective, in a rising interest rate environment. Conversely, higher betas combined with lower decay rates results in higher interest rate sensitivity in a rising interest rate environment.

Asset Prepayment Assumptions

We also determine how likely each earning asset is to prepay prior to its contracted maturity date. As refinancing rates become increasingly attractive, prepayment speeds increase as clients are able to prepay loans and refinance at lower rates. Conversely, prepayments decrease in a rising rate environment.

Loan prepayment speed changes are not linear; they will continue to increase as rates fall but will plateau as rates rise. Therefore, the Bank’s asset prices will not change linearly with market rate changes. The higher the prepayment speed of assets, the more liability sensitive the Bank becomes. The Bank monitors its prepayments and updates the assumptions used in the risk models on an annual basis.

In addition, certain balance sheet instruments such as interest-rate floors or caps on loans, be they periodic or lifetime, and other optionality on investments such as call features on debt securities, limit or increase income and create value changes of the instrument as interest rates change.

Option Risk

We monitor our exposure to option-type effects and manage our option risk. The amount of option risk, aside from prepayment risk, is minimal.

We monitor our exposure on a monthly basis under thirteen different rate scenarios, including rates rising or declining by up to 4% and the current yield curve flattening or steepening. We compare these results to the Board’s established limits to determine if a limit has been compromised. If a limit is exceeded, we have policies and strategies in place to reduce the exposure to acceptable levels. In addition, we also stress test all of our assumptions under these rate scenarios to determine at what point the Board approved target limits would be compromised, even if they are not currently compromised using the historically determined assumptions. If the limits are in danger of being compromised with relatively small assumption changes, we would adjust our strategy to reduce exposure. All of these assumptions, reports, stress tests, and strategies are reviewed by ALCO at least quarterly and all limit exceptions are reported to the Board monthly.

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

At December 31, 2022, both our EVE and one-year net interest income sensitivity position were slightly liability sensitive in most of the measured interest rate scenarios, such that an immediate and parallel shift in interest rates beyond the forward rate curve would have a negative impact on our EVE and one-year net interest income over the next twelve months. Our ALCO model shows that the effects would be minimal and fall within Board approved limits for all interest rate scenarios.

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, year over year, the yield on the average balance of interest-earning assets increased 39 basis points, while the average balance of interest-earning assets increased $92.7 million, or 12.9%. The average rate paid on interest-bearing liabilities increased 6 basis points while the average balance of total interest-bearing liabilities increased 17.7%, or $84.9 million.  The noticeable lag in rising deposit costs started to dissipate in the fourth quarter of 2022 as competition from higher-yielding investment alternatives intensified.

	For the Year Ended December 31,
	2022			2021
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$537,304	$25,803	4.80%	$480,606	$22,598	4.70%
Loans held for sale	9,852	418	4.24	13,066	452	3.46
Debt securities	126,102	2,938	2.33	64,125	1,086	1.69
Other(2)	139,614	1,581	1.13	162,417	268	0.17
Total interest-earning assets	812,872	$30,740	3.78%	720,214	$24,404	3.39%
Noninterest-earning assets	39,400			31,362
Total assets	$852,272			$751,576

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$518,777	$2,315	0.45%	$427,284	$1,653	0.39%
Time deposits	42,536	264	0.62	51,371	369	0.72
Total interest-bearing deposits	561,313	2,579	0.46	478,655	2,022	0.42
Other borrowings	4,016	200	4.98	1,770	58	3.28
Total interest-bearing liabilities	565,329	$2,779	0.49%	480,425	$2,080	0.43%
Noninterest-bearing deposits	213,570			200,713
Noninterest-bearing liabilities	7,824			5,259
Stockholders' equity	65,549			65,179
Total liabilities and stockholders' equity	$852,272			$751,576

Net earning assets	$247,543			$239,789
Net interest income		$27,961			$22,324
Interest rate spread(3)			3.29%			2.96%
Net interest margin(4)			3.44%			3.10%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.44			1.50

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest spread is the difference between the total interest-earning asset yield and the rate paid on total interest
(4) Net interest margin is net interest income divided by total average interest-earning assets.

Comparison of the years ended December 31, 2022 and 2021

Year ended December 31,			Change 2022 vs. 2021
(dollars in thousands)	2022	2021	Amount	Percent
Net Interest Income	$27,961	$22,324	$5,637	25.3%
Provision (credit) for loan losses	890	(104)	994	(955.8)
Noninterest income	1,934	2,506	(572)	(22.8)
Noninterest expense	16,268	14,070	2,198	15.6
Income Taxes	3,056	2,517	539	21.4
Net earnings	$9,681	$8,347	$1,334	16.0%

Compared to 2021, the $1.3 million, or 16.0%, increase in net earnings in 2022 is primarily attributed to a higher volume of loans and securities, and secondarily, to higher yields on interest-earning assets. The increase in provision expense is mostly attributed to funded loan growth. The decrease in noninterest income primarily reflects an industry-wide decline in mortgage banking activity due to the rising rate environment while approximately 70% of the increase in noninterest expense can be tied to higher salaries and employee benefits. Income tax expense increased due to higher income before taxes in 2022 and a higher tax rate (24.0% in 2022 compared to 23.2% in 2021.)

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $28.0 million for the year ended December 31, 2022, compared to $22.3 million for the year ended December 31, 2021.

Year ended December 31,			Change 2022 vs. 2021
(dollars in thousands)	2022	2021	Amount	Percent
Interest income:
Loans	$26,221	$23,050	$3,171	13.8%
Securities	2,938	1,086	1,852	170.5
Other	1,581	268	1,313	489.9
Total interest income	$30,740	$24,404	$6,336	26.0%
Interest expense:
Deposits	2,579	2,022	557	27.5%
Other borrowings	200	58	142	244.8
Total interest expense	2,779	2,080	699	33.6
Net interest income	$27,961	$22,324	$5,637	25.3%

Year over year, the $6.3 million, or 26.0%, increase in total interest income is predominantly due to higher average balances and higher yields on loans and debt securities. Higher yields on all categories of interest-earning assets, particularly cash, also played a material role, partially offset by a $2.6 million decrease in interest and fee income from PPP loans. Total interest expense was impacted by higher average balances of savings, NOW, and money-market deposit accounts and increased other borrowings as well as higher rates on these two categories.

Provision for Loan Losses

The $994,000 increase in provision (credit) for loan loss expense is mostly attributed to funded loan growth. The level of provision expense was also impacted by $281,000 in year-to-date net recoveries and partially offset by a marginal reduction in the general reserve requirement for commercial loans.

Noninterest Income

Year ended December 31,			Change 2022 vs. 2021
(dollars in thousands)	2022	2021	Amount	Percent
Service charges and fees on deposit accounts	$302	$245	$57	23.3%
Debit card/ATM revenue, net	540	470	70	14.9
Mortgage banking revenue, net	473	1,174	(701)	(59.7)
Income from bank-owned life insurance	379	271	108	39.9
Gain on sale of debt securities available for sale	-	108	(108)	N/A
Other income	240	238	2	0.8
Total noninterest income	$1,934	$2,506	$(572)	-22.83%

The decline in noninterest income is primarily attributed to lower mortgage banking revenue due to a decline in new mortgage loans and refinancings resulting from the rising interest rate environment in 2022. Increases in service charges and fees on deposit accounts and fee income from debit cards and ATM mostly reflect the Bank's growing number of accounts. Increases in income from bank-owned life insurance follows the Bank's larger investment in this asset in 2021 while other income stayed relatively flat.

Noninterest Expense

Year ended December 31,			Change 2022 vs. 2021
(dollars in thousands)	2022	2021	Amount	Percent
Salaries and employee benefits	$9,627	$8,093	$1,534	19.0%
Occupancy and equipment	1,621	1,546	$75	4.9
Professional fees	514	483	$31	6.4
Marketing	793	707	$86	12.2
FDIC Assessment	360	316	$44	13.9
Software maintenance, amortization and other	1,162	975	$187	19.2
Other	2,191	1,950	$241	12.4
Total noninterest expense	$16,268	$14,070	$2,198	15.6%

The $2.2 million increase in total noninterest expense is predominantly a function of higher salaries and employee benefits due to higher headcount (the Company reported 107 full-time equivalents (FTEs) at the end of 2022 compared to 94 at the end of 2021), annual raises, higher incentive accrual and lower deferred loan costs. Marketing costs increased in 2022 largely due to a strategic campaign initiated in the fourth quarter to retain deposit accounts. Higher software, maintenance, amortization and other expense reflects technology investments that will help the Bank become more effective and efficient while the increase in other noninterest expense is largely attributed to higher travel expense and board related expenses.

Income Taxes

The provision for income taxes increased $539,000 to $3.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, attributed to higher earnings before taxes in 2022.  The Company's effective income tax rate in 2022 was 24.0%, compared to 23.2% in 2021. A lower effective state income tax rate in 2021 also benefited net earnings for that year.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume). As disclosed in the table below, the higher volume of loans was the primary driver of the increase in net interest income in 2022.

	Year Ended December 31, 2022 versus 2021
	Rate	Volume	Rate/Volume	Total
(in thousands)
Interest-earning assets:
Loans	$608	$2,497	$66	$3,171
Securities	408	1,050	394	1,852
Other interest-earning assets	1,571	(38)	(220)	1,313
Total	$2,587	$3,509	$240	$6,336

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$254	$354	$54	$662
Time deposits	(50)	(64)	9	(105)
Total Deposits	204	290	63	557
Other borrowings	30	74	38	142
Total	$234	$364	$101	$699
Total change in net interest income	$2,353	$3,145	$139	$5,637

FINANCIAL CONDITION

Average interest-earning assets increased $92.7 million from $720.2 million at December 31, 2021 to $812.9 million at December 31, 2022, mostly reflecting growth in our loan and securities portfolios.

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

At December 31, 2022, our available-for-sale investment portfolio included U.S. government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities and had a fair market value of $129.4 million. Our held-to-maturity portfolio included municipal securities and U.S. agency mortgage-backed securities and had a fair market value of $9.9 million. At December 31, 2022 and 2021, our investment securities portfolio represented approximately 17.3% and 8.8% of our total assets, respectively. The average balance of investment securities nearly doubled from $64.1 million in 2021 to $126.1 million in 2022, while the average yield on investment securities increased from 1.69% for the year ended December 31, 2021 to 2.33% for the year ended December 31, 2022. At December 31, 2021, we had no securities classified as held-to-maturity.

The following table sets forth the carrying amount of the investment portfolio as of the dates indicated:

	At December 31,
	2022	2021
(in thousands)
Available for Sale:
U.S. Government treasury and agency securities	$45,905	$2,919
Municipal securities	19,464	17,769
U.S. agency mortgage-backed securities	60,502	48,465
Asset backed securities	3,565	4,610
Total debt securities available for sale	$129,436	$73,763

Held to Maturity:
Municipal securities	$9,215	$-
U.S. agency mortgage-backed securities	2,590	-
Total debt securities held to maturity	$11,805	$-

The carrying amount and weighted average yields for investments as of December 31, 2022 are shown below:

(dollars in thousands)	U.S. Government Agency	Municipal	Mortgage- Backed	Asset-Backed	Total	Weighted-Average Yields
Available for Sale:
Due within one year	$1,967	$-	$-	$-	$1,967	2.42%
Due in one to five years	41,993	3,554	-	-	45,547	2.37
Due in five to ten years	1,945	13,920	-	-	15,865	2.13
Due after ten years	-	1,990	-	3,565	5,555	4.50
U.S. agency mortgage-backed securities	-	-	60,502	-	60,502	2.27
Total debt securities available for sale	$45,905	$19,464	$60,502	$3,565	$129,436	2.39%

Held to Maturity:
Due in five to ten years	$-	$2,023	$-	$-	$2,023	3.71%
Due after ten years	-	7,192	-	-	7,192	3.27
U.S. agency mortgage-backed securities	-	-	2,590	-	2,590	3.66
Total debt securities held to maturity	$-	$9,215	$2,590	$-	$11,805	3.43%

* All securities are listed at actual yield and not on a tax-equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

We recorded investments of $16.5 million and $16.2 million in bank-owned life insurance policies at December 31, 2022 and 2021, respectively, due to attractive risk-adjusted returns and for protection against the loss of key executives, including our Chief Executive Officer Sammie D. Dixon and all of our Executive Vice Presidents- Senior Lender, Chris L. Jensen, Jr., Chief Banking Officer, Kyle D. Phelps, Chief Risk Officer, Susan Payne Turner, Chief Financial Officer, Clint F. Weber, and Chief Information Officer, Monte L Ward.  The Company increased its investment in bank-owned life insurance in 2021 in order to expand coverage to additional key personnel.

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

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients and community involvement, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loan portfolio where we saw growth across the all of the Bank's portfolio classes in 2022.  As of December 31, 2022, the Bank’s gross loans were $595.6 million, representing 73.1% of total assets, compared to gross loans of $496.9 million as of December 31, 2021, representing 59.1% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity.

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2022		2021		2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial	$202,263	34.0%	$156,306	31.5%	$133,473	27.6%
Residential and home equity	224,211	37.6	183,536	36.9	158,120	32.7
Construction	75,151	12.6	71,164	14.3	44,466	9.2
Total real estate mortgage loans	501,625	84.2	411,006	82.7	336,059	69.5

Commercial	86,308	14.5	78,584	15.8	141,542	29.2
Consumer and other loans	7,698	1.3	7,283	1.5	6,312	1.3
Total loans	595,631	100.0%	496,873	100.0%	483,913	100.0%
Less:
Net deferred loan costs (fees)	229		(701)		(1,160)
Allowance for loan losses	(7,145)		(5,974)		(6,092)
Loans, net	$588,715		$490,198		$476,661

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2022. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments.

(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Type of loans
Real estate mortgage loans:
Commercial	$2,107	$36,995	$163,161	$202,263
Residential and home equity	4,466	12,184	207,561	224,211
Construction	32,157	13,488	29,506	75,151
Total real estate mortgage loans	38,730	62,667	400,228	501,625
Commercial	26,251	36,115	23,942	86,308
Consumer and other loans	4,232	3,031	435	7,698
Total loans	$69,213	$101,813	$424,605	$595,631

Sensitivity. For loans due after one year or more, the following table presents the sensitivities to changes in interest rates at December 31, 2022:

(in thousands)	Fixed Interest Rate	Floating Interest Rate	Total
Type of loans
Real estate mortgage loans:
Commercial	$90,668	$109,488	$200,156
Residential and home equity	32,400	187,345	219,745
Construction	7,844	35,150	42,994
Total real estate mortgage loans	130,912	331,983	462,895
Commercial	35,999	24,058	60,057
Consumer and other loans	1,711	1,755	3,466
Total loans	$168,622	$357,796	$526,418

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans include loans that are on nonaccrual status and loans past due greater than 90 days and still accruing interest. OREO consists of real property acquired through foreclosure. We account for troubled debt restructurings in accordance with ASC 310, “Receivables.”

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

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2022, 2021, and, 2020, approximately 84.2%, 82.7%, and 69.5%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO is relevant to the credit quality of a loan portfolio. As of December 31, 2022, nonperforming loans totaled $747,000 compared to none at December 31, 2021 and $1.3 million as of December 31, 2020. We had no OREO at December 31, 2022, 2021, or 2020.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonperforming loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

	At December 31,
	2022	2021	2020
(dollars in thousands)
Total nonperforming loans	$747	$-	$1,251
OREO	-	-	-
Total nonperforming loans and foreclosed assets	$747	$-	$1,251
Total nonperforming loans as a percentage of total loans	0.13%	-	0.26%
Total nonperforming assets as a percentage of total assets	0.09%	-	0.19%

Loans restructured as troubled debt restructurings	$2	$4	$65
Troubled debt restructurings to loans	0.00%	0.00%	0.01%

Allowance for Loan Losses

As of December 31, 2022, our ALLL was allocated to inherent loan losses using historical loss experience and qualitative risk factors. The $559,000 unallocated reserve that was established in 2020 in connection to the COVID-19 pandemic was gradually released in 2021.   Our ALLL was allocated as follows, as of the indicated dates.

	As of December 31,
	2022		2021		2020
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
(dollars in thousands)
Commercial real estate	$2,303	34.0%	$1,762	31.5%	$1,500	27.6%
Residential real estate and home equity	2,607	37.6	2,139	36.9	1,827	32.7
Construction	922	12.6	857	14.3	539	9.2
Commercial	1,223	14.5	1,125	15.8	1,592	29.2
Consumer	90	1.3	91	1.5	75	1.3
Unallocated reserve	-	-	-	-	559	-
Total loans	$7,145	100.0%	$5,974	100.0%	$6,092	100.0%

The following table sets forth certain information with respect to activity in our ALLL during the years indicated:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
ALLL at beginning of year	$5,974	$6,092	$4,414
Charge-offs:
Residential and home equity	-	(49)	(48)
Commercial	-	-	(1,088)
Consumer	(49)	(34)	(69)
Total charge-offs	(49)	(83)	(1,205)
Recoveries:
Residential and home equity	-	39	-
Commercial	299	23	17
Consumer	31	7	16
Total recoveries	330	69	33
Provision (credit) for loan losses charged to earnings	890	(104)	2,850
ALLL at end of year	$7,145	$5,974	$6,092

Ratio of net (charge-offs) recoveries during the year to average loans outstanding during the year	(0.05)%	-	(0.27)%
ALLL as a percentage of total loans at end of year	1.20%	1.20%	1.26%
ALLL as a percentage of nonperforming loans	956.49%	-	486.90%

We believe that our ALLL at December 31, 2022, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP. Beginning in 2023, we will apply CECL in calculating our provision and ALLL. We do not anticipate this having a material impact on the amount of our provision expense, but we cannot be sure of the ultimate impact of CECL until we implement it and evaluate our results under its standards. The Company currently expects that the initial adjustment to the allowance for loan losses will be a decrease of approximately $1.9 million, net of taxes, bringing the ratio of allowance to total loans from 1.20% to 0.76%.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Substantially all of our depositors are residents in our primary market areas. Total deposits were $731.5 million at December 31, 2022, compared to $762.9 million at December 31, 2021, a $31.4 million, or 4.1%, decrease. Noninterest-bearing deposits decreased by $11.4 million, while the net decrease in interest-bearing deposits was $20.0 million. The decrease in deposits is mostly attributed to the movement of personal interest-bearing accounts into higher yielding investments outside of the Bank as competitive rate pressures intensified in the fourth quarter of 2022.

The following table sets forth the distribution by type of our deposit accounts at the dates indicated:

	As of December 31,
	2022		2021
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
Deposit Types
Noninterest-bearing	$197,987	27.1%	$209,351	27.4%
Money-market accounts	282,678	38.6	329,802	43.2
NOW	175,200	23.9	144,898	19.0
Savings	35,561	4.9	29,059	3.8
Subtotal	691,426	94.5	713,110	93.4

Time deposits:
0.00 - 0.50%	17,261	2.4	44,727	5.9
0.51 - 1.00%	4,174	0.6	631	0.1
1.01 - 1.50%	6,678	0.9	1,538	0.2
1.51 - 2.00%	1,000	0.1	720	0.1
2.01 - 2.50%	7,862	1.1	-	-
2.51 - 3.00%	2,634	0.3	2,216	0.3
4.01-4.50%	500	0.1	-	-
Total time deposits	40,109	5.5	49,832	6.6

Total deposits	$731,535	100.0%	$762,942	100.0%

The following table presents the maturities of our time deposits greater than $250,000 as of December 31, 2022:

(in thousands)
Time Deposits >$250,000
Due in three months or less	$350
Due from three months to six months	9,566
Due from six months to one year	3,623
Due over one year	557
Total	$14,096

Borrowings

Deposits are the primary source of funds for our lending and investment activities and general business purposes. However, as an alternate source of liquidity, the Bank may obtain advances from the Federal Home Loan Bank of Atlanta (“FHLB”) sell investment securities subject to our obligation to repurchase them, purchase federal funds from designated correspondent banks, and engage in overnight borrowings from the Federal Reserve, correspondent banks, or client repurchase agreements. The level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of the funds to satisfy the needs.

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2022, to borrow up to $100.8 million. There were no advances outstanding at December 31, 2022 or 2021.

During the third quarter of 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB") which is headquartered in Thomasville, Georgia. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate. At December 31, 2022 the interest rate on the line of credit was 7.50%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. As of December 31, 2022, the Company had an outstanding loan balance under this line of $4.275 million and total interest expense of $200,000 for the year ended December 31, 2022.

Capital Adequacy

Stockholders’ equity was $67.1 million as of December 31, 2022, compared to $67.0 million as of December 31, 2021.  The Company announced in January 2023, an annual dividend of $0.22 per share of common stock payable on February 28, 2023 to stockholders of record on February 9, 2023.

As of December 31, 2022, the Bank was considered to be “well capitalized” with a 9.70% Tier 1 Leverage ratio, a 12.90% Common Equity Tier 1 Risk-based Capital ratio and Tier 1 Risk-based Capital ratio, and a 14.04% Total Risk-based Capital ratio.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2022
Tier 1 Leverage ratio to Average Assets	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Capital to Risk-Weighted Assets	81,100	12.90	37,720	6.00	50,294	8.00
Total Capital to Risk-Weighted Assets	88,245	14.04	50,294	8.00	62,867	10.00

As of December 31, 2021
Tier 1 Leverage ratio to Average Assets	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Capital to Risk-Weighted Assets	70,548	13.45	31,461	6.00	41,948	8.00
Total Capital to Risk-Weighted Assets	76,522	14.59	41,948	8.00	52,435	10.00

Threshold Ratios
Common Equity
	Total	Tier 1	Tier 1	Tier 1
Capital	Risk-Based	Risk-Based	Risk-Based	Leverage
Category	Capital Ratio	Capital Ratio	Capital Ratio	Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	<8.00%	<6.00%	<4.50%	<4.00%
Significantly Undercapitalized	<6.00%	<4.00%	<3.00%	<3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

PMHG has a $15,000,000 revolving line of credit, with a five-year term, with TNB. At December 31, 2022, the Company's outstanding borrowings under this line totaled $4.275 million.

The Bank’s liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities and asset-backed securities. Our primary liquid assets, excluding pledged securities, accounted for 19.1% and 35.1% of total assets at December 31, 2022 and 2021, respectively.

The Bank also has external sources of funds through the FHLB, unsecured lines of credit with correspondent banks, and the State of Florida’s Qualified Public Deposit Program (“QPD”). At December 31, 2022, the Bank had access to approximately $100.8 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $59.0 million in unsecured federal funds lines of credit maintained with correspondent banks. As of December 31, 2022, we had no borrowings under any of these lines. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $13.3 million at December 31, 2022.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit $250,000 and greater and other large deposits. At December 31, 2022, total deposits were $731.5 million, of which $14.1 million was in certificates of deposits greater than $250,000. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address those needs in emergency situations. We perform a monthly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during various liquidity stress scenarios. We believe that the sources of available liquidity are adequate to meet all reasonably immediate short-term and intermediate-term demands and do not know of any trends, events, or uncertainties that may result in a significant adverse effect on our liquidity position.

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

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2022 and 2021.

	At December 31,
	2022	2021
(in thousands)
Commitments to extend credit	$10,667	$5,400
Construction loans in process	61,991	63,552
Unused lines of credit	77,268	72,886
Standby financial letters of credit	3,319	2,938
Standby performance letters of credit	-	100
Guaranteed accounts	1,425	1,367
Total off-balance sheet instruments	$154,670	$146,243

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.     Financial Statements and Supplementary Data

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Prime Meridian Holding Company

Tallahassee, Florida:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the "Company"), as of December 31, 2022 and 2021 and the related consolidated statements of earnings, comprehensive (loss) income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of General Reserve Portion of the Allowance for Loan Losses - Evaluation of the Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management determines the general reserve portion of the allowance for loan losses using actual historical loss experience for each individual loan category, as well as evaluating whether qualitative adjustments are necessary. As of December 31, 2022, the allowance for loan losses was $7.1 million which consists of two components: the allowance for loans individually evaluated for impairment ("specific reserves") and the allowance for loans collectively evaluated for impairment ("general reserve").  At December 31, 2022, $14,000 was included in the specific reserves and $7.1 million was included in the general reserves. The general reserve covers loans that are not individually classified as impaired. In evaluating whether qualitative adjustments are necessary, management considers (1) changes in lending policies and procedures, risk selection and underwriting standards; (2) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (3) changes in the experience, ability, and depth of management and other relevant staff; (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (5) quality of loan review; (6) changes in the nature and volume of the loan portfolio and terms of loans; (7) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (8) changes in collateral values ; and (9) the effect of other external factors, trends or uncertainties that could affect management's estimate of probable losses, such as competition and industry conditions.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included among others, testing management’s process for evaluating qualitative adjustments by (i) evaluating the appropriateness of the methodology management used in evaluating the qualitative adjustments, (ii) testing the inputs and assumptions used in the estimate of qualitative adjustments, including the completeness and accuracy of underlying historical loss data, and (iii) evaluating the reasonableness of the qualitative adjustments given current microeconomic trends and portfolio characteristics.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2008.

Tampa, Florida

March 9, 2023

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2022	2021
(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$8,119	$8,897
Federal funds sold	19,259	53,969
Interest-bearing deposits	12,410	170,607
Total cash and cash equivalents	39,788	233,473
Debt securities available for sale	129,436	73,763
Debt securities held to maturity (fair value of $9,917 in 2022)	11,805	-
Loans held for sale	7,058	11,768
Loans, net of allowance for loan losses of $7,145 and $5,974	588,715	490,198
Federal Home Loan Bank stock	463	366
Premises and equipment, net	8,022	7,962
Right of use lease asset	3,044	3,258
Deferred tax asset	4,533	843
Accrued interest receivable	2,385	1,505
Bank-owned life insurance	16,532	16,153
Other assets	3,391	1,834
Total assets	$815,172	$841,123

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$197,987	$209,351
Savings, NOW and money-market deposits	493,439	503,759
Time deposits	40,109	49,832
Total deposits	731,535	762,942

Other borrowings	4,275	3,575
Official checks	4,090	1,141
Operating lease liability	3,208	3,397
Other liabilities	5,011	3,037
Total liabilities	748,119	774,092

Commitments and contingencies (notes 4, 8, and 15)

Stockholders' equity:

Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,164,491 and 3,129,046 issued and outstanding	32	31
Additional paid-in capital	39,718	38,909
Retained earnings	37,278	28,164
Accumulated other comprehensive loss	(9,975)	(73)
Total stockholders' equity	67,053	67,031
Total liabilities and stockholders' equity	$815,172	$841,123

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021
Interest income:
Loans	$26,221	$23,050
Debt securities	2,938	1,086
Other	1,581	268
Total interest income	30,740	24,404
Interest expense:
Deposits	2,579	2,022
Other borrowings	200	58
Total interest expense	2,779	2,080
Net interest income	27,961	22,324
Provision (credit) for loan losses	890	(104)
Net interest income after provision (credit) for loan losses	27,071	22,428
Noninterest income:
Service charges and fees on deposit accounts	302	245
Debit card/ATM revenue, net	540	470
Mortgage banking revenue, net	473	1,174
Income from bank-owned life insurance	379	271
Gain on sale of debt securities available for sale	-	108
Other income	240	238
Total noninterest income	1,934	2,506
Noninterest expense:
Salaries and employee benefits	9,627	8,093
Occupancy and equipment	1,621	1,546
Professional fees	514	483
Advertising	793	707
FDIC assessment	360	316
Software maintenance, amortization and other	1,162	975
Other	2,191	1,950
Total noninterest expense	16,268	14,070
Earnings before income taxes	12,737	10,864
Income taxes	3,056	2,517
Net earnings	$9,681	$8,347

Earnings per common share:
Basic	$3.07	$2.67
Diluted	$3.03	$2.66

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in thousands)	2022	2021
Net earnings	$9,681	$8,347
Other comprehensive loss:
Change in unrealized loss on debt securities available for sale:
Unrealized loss arising during the year	(13,264)	(1,867)
Reclassification adjustment for realized gain	-	(108)
Net change in unrealized loss	(13,264)	(1,975)
Deferred income taxes	3,362	501
Total other comprehensive loss	(9,902)	(1,474)
Comprehensive (loss) income	$(221)	$6,873

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2022 and 2021

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-in	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
(dollars in thousands)
Balance at December 31, 2020	3,119,471	$31	$38,568	$20,255	$1,401	$60,255
Net earnings	-	-	-	8,347	-	8,347
Dividends paid	-	-	-	(438)	-	(438)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit of $501	-	-	-	-	(1,474)	(1,474)
Stock options exercised	150	-	3	-	-	3
Common stock issued as compensation to directors	5,344	-	111	-	-	111
Issuance of restricted stock	4,081	-	-	-	-	-
Stock-based compensation	-	-	227	-	-	227
Balance at December 31, 2021	3,129,046	$31	$38,909	$28,164	$(73)	$67,031

Net earnings	-	-	-	9,681	-	9,681
Dividends paid	-	-	-	(567)	-	(567)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit of $3,362	-	-	-	-	(9,902)	(9,902)
Stock options exercised	20,240	1	371	-	-	372
Common stock issued as compensation to directors	5,002	-	131	-	-	131
Issuance of restricted stock	10,203	-	-			-
Stock-based compensation	-	-	307	-	-	307
Balance at December 31, 2022	3,164,491	$32	$39,718	$37,278	$(9,975)	$67,053

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net earnings	$9,681	$8,347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	683	678
Provision (credit) for loan losses	890	(104)
Net accretion of deferred loan fees	(541)	(2,564)
Deferred income taxes	(328)	52
Gain on sale of debt securities available for sale	-	(108)
Amortization of premiums and discounts on debt securities	(68)	323
Gain on sale of loans held for sale	(473)	(1,174)
Proceeds from the sale of loans held for sale	85,076	189,095
Loans originated as held for sale	(79,893)	(186,096)
Stock issued as compensation to directors	131	111
Stock-based compensation expense	307	227
Income from bank-owned life insurance	(379)	(271)
Net (increase) decrease in accrued interest receivable	(880)	455
Net change in operating leases	25	25
Net increase in other assets	(1,557)	(904)
Net increase in other liabilities and official checks	4,923	1,311
Net cash provided by operating activities	17,597	9,403
Cash flows from investing activities:
Loan originations, net of principal repayments	(98,866)	(10,869)
Purchase of debt securities available for sale	(79,322)	(37,854)
Purchase of debt securities held to maturity	(11,782)	-
Principal repayments of debt securities available for sale	10,397	14,687
Proceeds from the sale of debt securities available for sale	-	5,874
Maturities and calls of debt securities available for sale	33	3,219
(Purchase) redemption of Federal Home Loan Bank stock	(97)	127
Purchase of bank-owned life insurance	-	(5,197)
Purchase of premises and equipment	(743)	(392)
Net cash used in investing activities	(180,380)	(30,405)
Cash flows from financing activities:
Net (decrease) increase in deposits	(31,407)	182,350
Net change in other borrowings	700	3,575
Proceeds from stock options exercised	372	3
Common stock dividends paid	(567)	(438)
Net cash (used in) provided by financing activities	(30,902)	185,490
Net (decrease) increase in cash and cash equivalents	(193,685)	164,488
Cash and cash equivalents at beginning of year	233,473	68,985
Cash and cash equivalents at end of year	$39,788	$233,473
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,779	$2,085
Income taxes	$3,596	$2,323
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of tax benefit	$(9,902)	$(1,474)

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2022 and 2021 and for the Years Then Ended

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

Debt Securities. Debt securities may be classified as either trading, held-to-maturity or available-for-sale. Trading debt securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading debt securities are included immediately in earnings. Held-to-maturity debt securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Debt securities available-for-sale consist of securities not classified as trading debt securities or as held-to-maturity debt securities. Unrealized holding gains and losses on debt securities available-for-sale are excluded from earnings and reported in accumulated other comprehensive loss. Gains and losses on the sale of debt securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity or call date, if applicable.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale includes mortgage loans which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. For the years ended December 31, 2022 and 2021, gains on loans held for sale are reported on the consolidated statements of earnings under noninterest income in mortgage banking revenue.  At December 31, 2022, loans held for sale were $7,058,000 compared to $11,768,000 at December 31, 2021. At December 31, 2022 and 2021, fair values exceeded book values in the aggregate.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms that a loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company's accounting policies or methodology during the years ended December 31, 2022 and 2021.

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

The general component covers all other loans and is based on the following factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding thirty-six months. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include any deterioration of property values, reduced consumer and business spending as a result of unemployment and reduced credit availability, and a lack of confidence in the economy. The historical experience is adjusted for the following qualitative factors: (1) changes in lending policies and procedures, risk selection and underwriting standards; (2) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (3) changes in the experience, ability and depth of lending management and other relevant staff; (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (5) quality of loan review; (6) changes in the nature and volume of the loan portfolio and terms of loans; (7) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (8) changes in collateral values; and (9) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. As of December 31, 2022, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Loans Held for Sale. Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices. Fair values are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality (Level 3).

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

Bank Owned Life Insurance. The Company has purchased life insurance policies on certain officers. The life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement (Level 3).

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

Derivatives.  Fair value of the Company’s derivative contracts are based on the framework for measuring fair value (Level 2).

Off-Balance Sheet Instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (Level 3).

Advertising. The Company expenses all media advertising as incurred.

Stock-Based Compensation. The Company expenses the fair value of any stock awards granted. The Company recognizes stock-based compensation in the consolidated statements of earnings as the awards vest. The market price of the Company's common stock at the date of the grant is used for restricted stock awards. For stock purchase plans, the Black-Scholes model is utilized to estimate the fair value of the award. The impact of forfeitures of share-based awards on compensation expense is recognized as forfeitures occur.

Comprehensive (Loss) Income. GAAP requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net earnings, are components of comprehensive (loss) income.

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

Recent Accounting Standards Update

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

The Company will adopt this accounting standard effective January 1, 2023. The Company currently expects that the initial adjustment to the allowance for loan losses will be a decrease of approximately $1.9 million, net of taxes, bringing the ratio of allowance to total loans from 1.20% to 0.76%.

The Company does not expect adoption of the standard to have a material impact to its held-to-maturity debt securities portfolio, which is comprised of securities guaranteed either explicitly or implicitly by government-sponsored entities. While available-for-sale debt securities are not subject to the CECL allowance requirement, the new guidance requires the Company to record an allowance for available-for-sale debt securities in an unrealized position if a portion of the unrealized loss is credit related. The Company does not expect adoption of the standard to have a material impact to available-for-sale securities upon adoption.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)      Debt Securities

Debt securities have been classified according to management's intention. The carrying amount of debt securities and their fair values are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$48,124	$-	$(2,219)	$45,905
Municipal securities	22,338	-	(2,874)	19,464
U.S. agency mortgage-backed securities	68,633	-	(8,131)	60,502
Asset-backed securities	3,702	-	(137)	3,565
Total	$142,797	$-	$(13,361)	$129,436

Debt Securities Held to Maturity
Municipal securities	$9,215	$-	$(1,695)	$7,520
U.S. agency mortgage-backed securities	2,590	-	(193)	2,397
Total	$11,805	$-	$(1,888)	$9,917

At December 31, 2021
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$2,933	$-	$(14)	$2,919
Municipal securities	17,721	288	(240)	17,769
U.S. agency mortgage-backed securities	48,614	379	(528)	48,465
Asset-backed securities	4,592	25	(7)	4,610
Total	$73,860	$692	$(789)	$73,763

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Debt Securities, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$45,905	$-	$45,905	$-
Municipal securities	19,464	-	19,464	-
U.S. agency mortgage-backed securities	60,502	-	60,502	-
Asset-backed securities	3,565	-	3,565	-
Total	$129,436	$-	$129,436	$-

At December 31, 2021
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$2,919	$-	$2,919	$-
Municipal securities	17,769	-	17,769	-
U.S. agency mortgage-backed securities	48,465	-	48,465	-
Asset-backed securities	4,610	-	4,610	-
Total	$73,763	$-	$73,763	$-

The scheduled maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
(in thousands)
At December 31, 2022
Debt Securities Available for Sale
Due in less than one year	$2,008	$1,967
Due in one to five years	47,342	45,547
Due in five to ten years	18,771	15,865
Due after ten years	6,043	5,555
Mortgage-backed securities	68,633	60,502
Total	$142,797	$129,436

Debt Securities Held to Maturity
Due in five to ten years	$4,613	$4,260
Due after ten years	7,192	5,657
Total	$11,805	$9,917

The following summarizes sales of debt securities available for sale:

	Year Ended December 31,
(in thousands)	2022	2021
Proceeds from sale of securities	$-	$5,874
Gross gains	-	108
Gross losses	-	-
Net gain on sale of securities	$-	$108

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)          Debt Securities, Continued

At December 31, 2022 and 2021, debt securities with a fair value of $13,284,000 and $11,926,000, respectively, were pledged as collateral for public deposits.

Debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(1,384)	$40,926	$(835)	$4,979
Municipal securities	(999)	11,436	(1,875)	8,028
U.S. agency mortgage-backed securities	(3,246)	36,939	(4,885)	23,563
Asset-backed securities	(102)	2,461	(35)	1,104
Total	$(5,731)	$91,762	$(7,630)	$37,674

Debt Securities Held to Maturity
Municipal securities	$(1,695)	$7,520	$-	$-
U.S. agency mortgage-backed securities	(193)	2,397	-	-
Total	$(1,888)	$9,917	$-	$-

At December 31, 2021
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(14)	$2,919	$-	$-
Municipal securities	(240)	8,429	-	-
U.S. agency mortgage-backed securities	(528)	28,207	-	-
Asset-backed securities	-	-	(7)	1,430
Total	$(782)	$39,555	$(7)	$1,430

The unrealized losses on one hundred six (106) and twenty-six (26) debt securities at December 31, 2022 and 2021, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans

The segments and classes of loans are as follows:

	At December 31,
(in thousands)	2022	2021
Real estate mortgage loans:
Commercial	$202,263	$156,306
Residential and home equity	224,211	183,536
Construction	75,151	71,164
Total real estate mortgage loans	501,625	411,006

Commercial loans	86,308	78,584
Consumer and other loans	7,698	7,283
Total loans	595,631	496,873

Add (Deduct):
Net deferred loan costs (fees)	229	(701)
Allowance for loan losses	(7,145)	(5,974)
Loans, net	$588,715	$490,198

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

Residential and Home Equity. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans is generally on the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 3-year, 5-year, 7-year, or 10-year adjustable-rate mortgage; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

An analysis of the change in the allowance for loan losses follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other	Unallocated
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Reserve	Total
Year Ended December 31, 2022
Beginning balance	$1,762	$2,139	$857	$1,125	$91	$-	$5,974
Provision (credit) for loan losses	541	468	65	(201)	17	-	890
Net recoveries (charge-offs)	-	-	-	299	(18)	-	281
Ending balance	$2,303	$2,607	$922	$1,223	$90	$-	$7,145

At December 31, 2022
Individually evaluated for impairment:
Recorded investment	$277	$-	$-	$66	$2	$-	$345
Balance in allowance for loan losses	$-	$-	$-	$14	$-	$-	$14

Collectively evaluated for impairment:
Recorded investment	$201,986	$224,211	$75,151	$86,242	$7,696	$-	$595,286
Balance in allowance for loan losses	$2,303	$2,607	$922	$1,209	$90	$-	$7,131

Year Ended December 31, 2021
Beginning balance	$1,500	$1,827	$539	$1,592	$75	$559	$6,092
Provision (credit) for loan losses	262	322	318	(490)	43	(559)	(104)
Net (charge-offs) recoveries	-	(10)	-	23	(27)	-	(14)
Ending balance	$1,762	$2,139	$857	$1,125	$91	$-	$5,974

At December 31, 2021
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$-	$4	$-	$4
Balance in allowance for loan losses	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated for impairment:
Recorded investment	$156,306	$183,536	$71,164	$78,584	$7,279	$-	$496,869
Balance in allowance for loan losses	$1,762	$2,139	$857	$1,125	$91	$-	$5,974

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the loan credit quality:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2022
Grade:
Pass	$200,192	$221,552	$74,516	$85,874	$7,696	$589,830
Special mention	1,794	2,616	635	368	2	5,415
Substandard	277	43	-	66	-	386
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$202,263	$224,211	$75,151	$86,308	$7,698	$595,631

At December 31, 2021
Grade:
Pass	$153,404	$181,770	$71,051	$78,462	$7,233	$491,920
Special mention	2,902	1,766	113	118	50	4,949
Substandard	-	-	-	4	-	4
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$156,306	$183,536	$71,164	$78,584	$7,283	$496,873

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

At December 31, 2022, there were eighteen loans over thirty days past due and accruing, two loans past due ninety days or more but still accruing and two loans on nonaccrual status. Age analysis of past-due loans at December 31, 2022 and 2021 is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2022:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$201,986	$277	$202,263
Residential and home equity	1,383	413	349	2,145	222,066	-	224,211
Construction	651	-	55	706	74,445	-	75,151
Commercial loans	293	160	-	453	85,789	66	86,308
Consumer and other loans	-	-	-	-	7,698	-	7,698
Total	$2,327	$573	$404	$3,304	$591,984	$343	$595,631

At December 31, 2021:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$156,306	$-	$156,306
Residential and home equity	710	-	-	710	182,826	-	183,536
Construction	-	-	-	-	71,164	-	71,164
Commercial loans	411	-	-	411	78,173	-	78,584
Consumer and other loans	-	-	-	-	7,283	-	7,283
Total	$1,121	$-	$-	$1,121	$495,752	$-	$496,873

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The following summarizes the amount of impaired loans at December 31, 2022 and 2021:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance

At December 31, 2022
Commercial real estate	$277	$277	$-	$-	$-	$277	$277	$-
Commercial	-	-	66	66	14	66	66	14
Consumer and other loans	2	2	-	-	-	2	2	-
Total	$279	$279	$66	$66	$14	$345	$345	$14

At December 31, 2021
Consumer and other loans	$4	$4	$-	$-	$-	$4	$4	$-
Total	$4	$4	$-	$-	$-	$4	$4	$-

The average net investment in impaired loans and interest income recognized and received on impaired loans by loan class is as follows:

	Average	Interest	Interest
	Recorded	Income	Income
(in thousands)	Investment	Recognized	Received
Year Ended December 31, 2022
Commercial real estate	$143	$-	$-
Residential and home equity	115	17	17
Commercial	34	-	-
Consumer and other loans	1	-	-
Total	$293	$17	$17

(in thousands)
Year Ended December 31, 2021
Residential and home equity	$302	$-	$-
Commercial	174	-	-
Total	$476	$-	$-

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

As shown in the table below, the Company entered into no new TDRs during the year ended December 31, 2022 and one new TDR during the year ended December 31, 2021.

	Year Ended December 31, 2022				Year Ended December 31, 2021
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
(in thousands)
Troubled Debt Restructurings:
Modified interest rate
Consumer	-	$-	$-	$-	1	$4	$4	$4
Total	-	$-	$-	$-	1	$4	$4	$4

The TDR entered into during the year ended December 31, 2021 did subsequently default.  At December 31, 2022, the Company had one $2,000 loan identified as a TDR.

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

 (continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)          Premises and Equipment

A summary of premises and equipment follows:

	At December 31,
	2022	2021
(in thousands)
Land	$1,704	$1,704
Buildings	5,089	5,085
Leasehold improvements	1,584	1,551
Furniture, fixtures and equipment	2,360	2,099
Computer and software	3,642	3,197
Total, at cost	14,379	13,636
Less accumulated depreciation and amortization	(6,357)	(5,674)
Premises and equipment, net	$8,022	$7,962

Right of use lease assets and operating lease liabilities are disclosed as separate line items in the consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term.

The Company's operating lease obligation is for the Company's main office on Timberlane Road, Tallahassee, Florida. The term of the lease is 15 years, with four options to renew for five years each. The lease is a fully net lease, with the Company separately paying real and personal property taxes, all special and third-party assessments, common area maintenance charges, maintenance costs and insurance expenses.

The components of lease expense and other lease information as of and during the year ended December 31, 2022 are as follows:

	At December 31,
	2022	2021
(in thousands)
Operating lease cost	$319	$319
Cash paid for amount included in the measurement of operating
lease liability operating cash flows from operating lease	$294	$294

(dollars in thousands)	2022	2021
Operating lease right of use asset	$3,044	$3,258
Operating lease liability	3,208	3,397
Weighted average remaining lease term - operating lease (in years)	11.6	12.6
Weighted average discount rate	3.17%	3.17%

Future minimum lease payments under non-cancellable leases as of December 31, 2022, reconciled to our operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At December 31, 2022
2023	$294
2024	306
2025	323
2026	323
2027	323
Thereafter	2,321
Total future minimum lease payments	3,890
Less interest	(682)
Total	$3,208

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)          Deposits

The aggregate amount of time deposits with a minimum denomination greater than $250,000 was approximately $14.1 million and $22.8 million at December 31, 2022 and 2021, respectively.

A schedule of maturities for all time deposits at December 31, 2022 is as follows:

(in thousands)
Year Ending December 31,	Amount
2023	$30,162
2024	8,468
2025	348
2026	708
2039	423
Total	$40,109

(6)          Other Borrowings

The Company has pledged collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) for future advances which will be collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. The Company may borrow up to $100.8 million as of December 31, 2022 from the FHLB. There were no advances outstanding at December 31, 2022 or 2021. The Company also has available credit of $59.0 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank. The Company also maintains a $15.0 million revolving line of credit with a local bank.  The Company has pledged all of the Bank's common stock as collateral for the revolving line of credit which matures in August, 2025 and bears interest at the Wall Street Journal Prime Rate. There was an outstanding balance of $4.275 million under the revolving line of credit at December 31, 2022 and interest expense under this line of credit totaled $200,000 and $58,000 in 2022 and 2021, respectively.

(7)          Income Taxes

The components of the income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Current:
Federal	$2,699	$2,109
State	685	356
Total current	3,384	2,465

Deferred:
Federal	(257)	41
State	(71)	11
Total deferred	(328)	52
Total income taxes	$3,056	$2,517

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)          Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2022		2021
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
(dollars in thousands)
Income taxes at statutory rate	$2,675	21.0%	$2,282	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	485	3.8	291	2.7
Tax-exempt income	(105)	(0.8)	(75)	(0.7)
Other nondeductible expenses	1	-	19	0.2
Total	$3,056	24.0%	$2,517	23.2%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	At December 31,
	2022	2021
(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,827	$1,514
Organizational and start-up costs	2	11
Stock-based compensation	132	105
Deferred compensation	201	134
Unrealized losses on securities available for sale	3,386	24
Operating lease liability	813	861
Other	13	19
Deferred tax assets	6,374	2,668

Deferred tax liabilities:
Prepaid Expenses	(144)	(143)
Deferred loan costs	(688)	(567)
Premises and equipment	(238)	(289)
Right of use lease asset	(771)	(826)
Deferred tax liabilities	(1,841)	(1,825)
Net deferred tax asset	$4,533	$843

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2019.

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

Commitments to extend credit, construction loans in process and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $792,000 at December 31, 2022.

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2022 is as follows:

At December 31, 2022
(in thousands)
Commitments to extend credit	$10,667
Construction loans in process	61,991
Unused lines of credit	77,268
Standby financial letters of credit	3,319
Guaranteed accounts	1,425
Total off-balance sheet instruments	$154,670

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)            Stock Compensation Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015, and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, restricted stock and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2022, 322,957 stock options and 21,719 restricted stock awards have been granted under the 2015 Plan.  Taking into account the 51,200 stock options that have been forfeited, 181,198 options are available for grant at December 31, 2022.

A summary of the activity in the Company’s 2015 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2020	272,057	$19.80
Options granted	18,000	27.12
Options exercised	(150)	20.09
Options forfeited	(21,250)	20.58
Outstanding at December 31, 2021	268,657	20.23
Options granted	3,500	25.37
Options exercised	(20,240)	18.35
Options forfeited	(550)	20.09
Outstanding at December 31, 2022	251,367	$19.99	5.3	$1,482,000
Exercisable at December 31, 2022	187,287	$20.46	5.0	$1,176,000

The fair value of shares vested and recognized as compensation expense was $178,000 and $156,000 for the years ended December 31, 2022 and 2021, respectively. The Company recognized an income tax benefit of $19,000 with respect to share-based compensation in both 2022 and 2021. At December 31, 2022, there was $179,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2015 Plan. The cost is expected to be recognized over a weighted-average period of 3.0 years.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2022	2021
Weighted average risk-free interest rate	2.91%	1.15-1.30%
Expected dividend yield	0.71%	0.49-0.62%
Expected stock volatility	33.18%	22.94-30.69%
Expected life in years	6.5	6.5
Per share fair value of options issued during year	$9.10	$3.26

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)           Stock Compensation Plans, Continued

Restricted Stock Issued under the 2015 Stock Incentive Plan

The Company issued 10,203 restricted common stock shares to employees in 2022. Restricted common stock shares granted are vested equally over the span of 3 years. Stockholders of unvested restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg	Unvested Shares
	Number of	Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Restricted stock granted in 2019	3,600	$18.52	$22,000
Restricted stock granted in 2020	3,835	20.40	52,000
Restricted stock granted in 2021	4,081	18.04	74,000
Restricted stock granted in 2022	10,203	27.85	284,000
Restricted stock vested at December 31, 2022	(7,516)	(19.07)	(143,000)
Non-vested restricted stock outstanding at December 31, 2022	14,203	$25.30	$289,000

During the years ended December 31, 2022 and 2021, the Company recognized $129,000 and $71,000, respectively, as expense and had $238,000 in unrecognized expense at December 31, 2022 to be recognized over a weighted-average period of 2.1 years.

Directors' Plan

The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the OTCQX or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. In 2022 and 2021, the Board used the greater of quarter-end book value and quarter-end volume weighted average market price to determine what the fair market value of Prime Meridian common stock was for purposes of the Directors’ Plan. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. In  2022 and 2021, our directors received 5,002 and 5,344 shares of common stock, respectively, in lieu of cash, under the Directors’ Plan.  The Company recognized expense of $131,000 and $111,000 during the years ended December 31, 2022 and 2021, with respect to the Director’s Plan.  As of December 31, 2022, there were 36,362 shares remaining available for grant which is approximately 1.1% of the total shares outstanding as of the record date.

(10)          Employee Benefit Plans

The Company sponsors a 401(k)-profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit-sharing plan are discretionary and determined annually. Contribution expense related to the plans for the years ended December 31, 2022 and 2021 were $238,000 and $248,000, respectively.

The Company has established non-qualified account balance deferred compensation plans to provide retirement benefits for certain officers of the Company. The Company is recognizing the expense of these plans as services are rendered using a discount rate of four percent and a retirement age of sixty-five. The Company’s expense in connection with these plans was $265,000 and $193,000 for the years ended  December 31, 2022 and 2021, respectively. The accrued liability related to these agreements was $792,000 and $527,000 at December 31, 2022 and 2021, respectively. Such amounts are included in other liabilities in the accompanying consolidated balance sheets.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11)        Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following table summarizes these transactions:

	Year Ended December 31,
(in thousands)	2022	2021
Loans:
Beginning balance	$8,468	$6,606
Originated during the year	544	4,284
Principal repayments	(1,788)	(2,422)
Ending balance	$7,224	$8,468

Deposits at year-end	$5,970	$9,717

In addition, the Company purchases various insurance policies through a company that employs the spouse of Director Jones. The premiums paid totaled $1.5 million and $1.4 million in 2022 and 2021, respectively, and included health insurance premiums for employees. Mr. Jones’ interest in such premiums was $6,157 and $5,734 in 2022 and 2021, respectively.

(12)        Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		At December 31, 2022		At December 31, 2021
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$39,788	$39,788	$233,473	$233,473
Debt securities available for sale	2	129,436	129,436	73,763	73,763
Debt securities held to maturity	2	11,805	9,917	-	-
Loans held for sale	3	7,058	7,170	11,768	11,964
Loans, net	3	588,715	548,166	490,198	495,209
Federal Home Loan Bank stock	3	463	463	366	366
Accrued interest receivable	3	2,385	2,385	1,505	1,505
Bank owned life insurance	3	16,532	16,532	16,153	16,153
Derivative contract assets	2	2,352	2,352	630	630

Financial liabilities-
Deposits	3	731,535	731,506	762,942	763,147
Other Borrowings	3	4,275	4,275	3,575	3,575
Derivative contract liabilities	2	2,352	2,352	630	630

Off-Balance Sheet financial instruments	3	-	-	-	-

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

In January 2023, the Board of Directors declared an annual dividend of $0.22 per share of common stock payable on February 28, 2023 to shareholders of record as of February 9, 2023.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2022, and 2021, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2022, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2022
Tier 1 Leverage ratio to Average Assets	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Capital to Risk-Weighted Assets	81,100	12.90	37,720	6.00	50,294	8.00
Total Capital to Risk-Weighted Assets	88,245	14.04	50,294	8.00	62,867	10.00

As of December 31, 2021:
Tier 1 Leverage ratio to Average Assets	$70,548	8.53%	$33,071	4.00%	$41,338	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	70,548	13.45	23,596	4.50	34,083	6.50
Tier 1 Capital to Risk-Weighted Assets	70,548	13.45	31,461	6.00	41,948	8.00
Total Capital to Risk-Weighted Assets	76,522	14.59	41,948	8.00	52,435	10.00

(15)        Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements. As of December 31, 2022, there is no pending or threatened litigation of which management is aware.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)          Earnings Per Share

Earnings per share (“EPS”) has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method:

	2022			2021
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Year Ended December 31,
Basic EPS:
Net earnings	$9,681	3,154,866	$3.07	$8,347	3,126,547	$2.67
Effect of dilutive securities-incremental shares from assumed conversion of options		38,908			15,935
Diluted EPS:
Net earnings	$9,681	3,193,774	$3.03	$8,347	3,142,482	$2.66

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

	At December 31,
	2022	2021
dollars in thousands
Notional amount - interest rate swaps:
Stand-alone derivatives	$20,084	$20,606

Weighted-average pay rate - interest rate swaps	3.68%	3.69%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	12.6	13.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$2,352	$630
Stand-alone derivatives - interest rate swaps (other liabilities)	$(2,352)	$(630)

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)      Parent Company Only Financial Information

The Holding Company's unconsolidated financial information follows:

Condensed Balance Sheets	December 31,
	2022	2021
(in thousands)
Assets
Cash	$204	$114
Investment in subsidiary	71,125	70,475
Other assets	30	27
Total assets	$71,359	$70,616

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$4,275	$3,575
Accrued interest	31	10
Total liabilities	4,306	3,585

Stockholders' equity	67,053	67,031
Total liabilities and stockholders' equity	$71,359	$70,616

Condensed Statements of Earnings	Year Ended December 31,
	2022	2021
(in thousands)
Revenues	$-	$-
Expenses	(756)	(590)
Income tax benefit	192	140
Loss before earnings of subsidiary	(564)	(450)
Net earnings of subsidiary	10,245	8,797
Net earnings	$9,681	$8,347

Condensed Statements of Cash Flows	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net Earnings	$9,681	$8,347
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(10,245)	(8,797)
Stock issued as compensation	131	111
Net change in other assets and other liabilities	(3)	11
Increase in interest payable	21	-
Net cash used in operating activities	(415)	(328)
Cash flows from investment activities-
Cash infusion to subsidiary	-	(3,725)
Net cash used in investing activities	-	(3,725)
Cash flows from financing activities:
Proceeds from other borrowings	700	3,575
Common stock retirement	-	-
Cash dividend paid	(567)	(438)
Proceeds from stock options exercised	372	3
Net cash provided by (used in) financing activities	505	3,140
Net increase (decrease) in cash	90	(913)
Cash at beginning of the year	114	1,027
Cash at end of year	$204	$114

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive loss of subsidiary, net of change in
unrealized loss on debt securities available for sale, net of tax benefit	$(9,902)	$(1,474)
Stock-based compensation expense of subsidiary	$307	$227

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company consulted with an external consulting firm to assist in management’s evaluation of the adequacy of the Bank’s policies and procedures in the areas of internal operational controls and safeguarding of assets, and when applicable, compliance with regulatory guidelines. The Company and the consultant used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” to perform the assessment. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the year ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.            Other Information

None.

Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

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

During 2022, each member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the Nasdaq Stock Market Rules, except for Mr. Dixon, Mr. Guemple, Mr. Jensen, Mrs. Jones, and Mr. Micallef.

The following table lists the names and ages of all directors and executive officers of the Company and the Bank and indicates all positions and offices with the Company and the Bank held by each person, as of December 31, 2022. Also included in the table is the year in which each person commenced service with the Company and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

		Position with the	Position with the	Director
Name	Age	Company	Bank	Since	Principal Occupation	Independent
Kenneth H. Compton	54	Director	Director	2019	CEO, Founder, Compton & Associates, Private Wealth Advisors	✓
William D. Crona	74	Director	Director	2010	Financial Consultant, Investor & retired CPA	✓
Sammie D. Dixon, Jr.	53	CEO, President, Vice Chairman & Director	CEO, President, Vice Chairman & Director	2010	Chief Executive Officer & President
Steven L. Evans	75	Director	Director	2010	Retired IBM Executive	✓
R. Randy Guemple	71	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer
Chris L. Jensen, Jr.	66	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Kathleen C. Jones	69	Director	Director	2011	Retired Executive Vice President, Chief Financial Officer
Robert H. Kirby	56	Director	Director	2010	Businessman, Partner in Rehab Technologies and Huxford Land Co.	✓
Frank L. Langston	65	Director	Director	2010	Principal of NAI TALCOR	✓
Michael A. Micallef, Jr.	73	Director	Director	2019	Retired SVP, Market President Lakeland office
Kyle D. Phelps	42	EVP, CBO	EVP, CBO	N/A	Executive Vice President, Chief Banking Officer
L. Collins Proctor, Sr.	53	Director	Director	2010	Principal / Director of FSM (Facility Solutions Management)	✓
Garrison A. Rolle, M.D.	61	Director	Director	2010	Orthopedic Surgeon	✓
Steven D. Smith	70	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee	✓
Susan Payne Turner	56	EVP, CRO	EVP, CRO	N/A	Executive Vice President, Chief Risk Officer
Monte L. Ward	41	EVP, CIO	EVP, CIO	N/A	Executive Vice President, Chief Information Officer
Clint F. Weber	41	EVP, CFO	EVP, CFO	N/A	Executive Vice President, Chief Financial Officer
Richard A. Weidner	78	Chairman & Director	Chairman & Director	2010	Retired CPA, Partner with Carr, Riggs & Ingram, LLC	✓

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information. There are no family relationships between any directors or executive officers.

Executive Officers

Sammie D. Dixon, Jr., age 53, was part of the management team and Board that formed both the Bank and Prime Meridian. He is the Vice Chairman, Chief Executive Officer and President of Prime Meridian and the Bank. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. Before that, he served as Chief Executive Officer and President for Bank of Thomas County from August 2003 to June 2005. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. He began his banking career with NationsBank in 1997. Mr. Dixon previously served as an Administrative Committee Member of the American Bankers Association’s Community Bankers Council.   He is a former Campaign Co-Chair of the United Way of the Big Bend where he also served as a director. He is a member of the Independent Community Bankers of America's Legislative Issues Committee, the Tallahassee Memorial HealthCare Foundation Board of Trustees and the TaxWatch Board of Trustees. Mr. Dixon is the Immediate Past Chair and currently serves on the board of the Greater Tallahassee Chamber of Commerce. He serves on the boards of the Florida Bankers Association and The Boys and Girls Clubs of the Big Bend. Mr. Dixon attends Saint Peter’s Anglican Church.

Clint F. Weber, age 41, has been with the Bank since 2013. He is presently the Executive Vice President and Chief Financial Officer of the Bank and Prime Meridian. Prior to joining the Bank, he was Vice President and held various credit positions at Premier Bank and its successor financial institution Centennial Bank from 2008 to 2013. From 2003 to 2008, he was a Financial Institution Examiner at the Florida Office of Financial Regulation. Mr. Weber’s work experience includes credit risk management, regulatory compliance, accounting and asset/liability management. Mr. Weber is a graduate of Florida State University where he received a Bachelor of Science in Finance and Real Estate. He is also a graduate of the Florida School of Banking at the University of Florida.

Chris L. Jensen, Jr., age 66, was part of the management team and Board that formed both the Bank and Prime Meridian. He is an Executive Vice President of Prime Meridian and the Bank’s Executive Vice President and Senior Lender. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over forty years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Boards of several local groups, including the Suwannee River Area Council for the Boy Scouts of America and the Young Actors Theatre.

Susan Payne Turner, age 56, has been with the Bank since 2013. She is presently the Executive Vice President and Chief Risk Officer of the Bank and Prime Meridian. Mrs. Turner began her banking career in 1983. From 2010 to 2013, she was a Regional Retail Leader for Centennial Bank, where she managed ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Mrs. Turner is a graduate of Florida State University and received a Master of Business Administration from Troy University in 2005. She is a Certified Enterprise Risk Professional. She is also a graduate from the Graduate School of Banking at Louisiana State University. Mrs. Turner serves as Chair for the Florida Bankers Education Foundation. She is Past Chair and serves as Director Emeritus for the Tallahassee Community College Foundation. She also serves as Past Chair for the Tallahassee Community College Alumni and Friends Association and Director Emeritus on the Board for the Wakulla County Chamber of Commerce. She is a member of the Coastal Optimist Club, is the Associate Director of the Wakulla County Historical Society and serves as Vice Chair on the Board for the Community Foundation of North Florida.

Kyle D. Phelps, age 42, became Executive Vice President and Chief Banking Officer (CBO) of Prime Meridian Bank and Prime Meridian Holding Company in August, 2021. Prior to joining the Bank, Mr. Phelps was formerly a Commercial Banking and Specialty Lending Executive for Capital City Bank from 2018 to 2021, where he oversaw corporate banking, commercial loan participations, institutional banking, asset-based lending, factoring, treasury management, Small Business Administration (SBA) lending, warehouse lending, and indirect auto lending. From 2007 to 2018, Mr. Phelps held various commercial banking and management positions at Capital City Bank. Mr. Phelps’ work experience includes commercial banking and private banking management, commercial real estate lending, and commercial special assets. He holds certifications as a Chartered Financial Analyst (CFA) and Certified Treasury Professional (CTP). Mr. Phelps is a graduate of Liberty University and received a Master of Business Administration from the University of Florida. He serves on the Boards of the Tallahassee Downtown Redevelopment Commission and Tallahassee Young Life. He also served on the Big Brothers Big Sisters of the Big Bend Board. Mr. Phelps is a former Chair for the Foundation for Leon County Schools and former member of the executive board for the Tallahassee Builders Association.

Monté L. Ward, age 41, has been with the Bank since 2011. He is presently the Executive Vice President and Chief Information Officer of the Bank and Prime Meridian. Prior to joining the Bank, he was Assistant Vice President and held various operational, compliance and information technology positions at Premier Bank from 2002 to 2011. Mr. Ward has a background in software programming and hacking/intrusion. He holds various certifications and designations such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified Regulatory Compliance Manager, Accredited ACH Professional and others in technology, security, risk, and compliance. He is a graduate of Florida Agricultural & Mechanical University where he received a Bachelor of Science in Electrical Engineering. He received a Master of Science in Cybersecurity from National University. Mr. Ward is also a graduate of the American Bankers Association Stonier Graduate School of Banking and the Wharton Leadership Program at the University of Pennsylvania.

Company and Bank Directors

Kenneth H. Compton, age 54, was elected to Prime Meridian’s and the Bank’s Boards in May 2019. He is the Founder, President and CEO of Compton & Associates, Private Wealth Advisors, which focuses on asset management, retirement planning, estate planning, and business transition planning. Mr. Compton serves as the Chair of the Governance, Compensation, and Nominating Committee, member of Executive, Audit, and Loan committees and is the Vice Chair for Gulf Atlantic Bank, Key West, Florida.  He was also a director of Community Southern Holdings, Inc. and Community Southern Bank beginning in 2013, where he served as Chairman of the Loan and Compensation committees, and served on the Audit committee and ALCO. He remained on the Boards until their sale to Sunshine Bancorp, Inc. in 2015. He then joined the Board of Sunshine Bancorp, Inc. and served, as the Sarbanes-Oxley Financial Expert on the Audit Committee, until its sale to CenterState Bank Corporation in 2018. His background includes a Juris Doctor degree from the Cumberland School of Law at Samford University, a Master of Law degree from the University of Denver, Sturm College of Law and Daniels College of Business, and a Bachelor of Arts Degree in International Studies and Foreign Policy from Rhodes College. He has served as an adjunct professor of finance and insurance, as a vesting agent under the Florida Comprehensive Land Use Plan, and as a past Executive Vice President of the Highlands County Board of Realtors. Mr. Compton serves on the Board of Baycare’s Bartow Regional Medical Center and Main Street Ft. Meade. He also served on the Board of the Southeastern University Foundation.

William D. Crona, age 74, is a founding member of the Boards of the Bank and Prime Meridian. He is a retired certified public accountant. In 2005, he retired from a twenty-three-year career with the accounting firm of Law, Redd, Crona and Munroe, P.A., Tallahassee, Florida, where he served as a partner. He currently is a financial consultant and investor in the Tallahassee area. Mr. Crona serves on the Boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, TEC Incorporated, SAVA, and the City of Tallahassee Citizen Advisory Board.

Steven L. Evans, age 75, is a founding member of the Boards of the Bank and Prime Meridian. He retired from a thirty-year career with IBM in 2003 where he served as Vice President of its North American Education business and IBM’s Senior State Executive for its Florida operations. After graduating from the University of Michigan, Mr. Evans played in the St. Louis Cardinal baseball organization for six years before joining IBM. Mr. Evans currently serves on the Boards of the Florida Taxwatch Research Institute, Ghost Controls, Inc., Vineyard Capital, Fringe Benefits Management Corporation, Kyra Infotech Group and is the Chairman of the Economic Vitality Leadership Council. He is also a member of the FSU Research GAP Committee and a member of the Presidential Advisory Council for Indian River State College.

R. Randy Guemple, age 71, is a founding member of the Boards of the Bank and Prime Meridian. He retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer in March 2019. He was formerly a certified public accountant. Prior to assuming these offices, he was a retired bank executive, and served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida. He is a Past Chairman of the Financial Managers Society, Inc., headquartered in Chicago, Illinois. Mr. Guemple is a Past Chairman and current member of the Board of Trustees for the Tallahassee Memorial HealthCare Foundation, Inc. and Southern Scholarship Foundation, Inc. in Tallahassee, Florida. He is also Director Emeritus of Elder Care Services, Inc. and an active member of the Tallahassee Kiwanis Club.  Mr. Guemple is a graduate of Florida State University (FSU) where he received a Bachelor of Science in Accounting and his Master of Business Administration. He played baseball while at FSU and is a member of Good Shepherd Catholic Church.

Kathleen C. Jones, age 69, was part of the management team that formed both the Bank and Prime Meridian and has been a member of both Boards since 2011. She retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer in December 2015. Prior to joining the Bank, she spent thirty-six years with SunTrust Bank and its Tallahassee predecessor institutions. Mrs. Jones retired from SunTrust Bank in 2007, at the position of North Florida Regional Senior Vice President, Senior Banking Operations Manager. She is a 1978 graduate of Florida State University where she received a Bachelor of Science in Finance. She also is a 1988 graduate of the Graduate School of Banking of the South in Baton Rouge, Louisiana. Mrs. Jones is a member of Thomasville Road Baptist Church.

Robert H. Kirby, age 56, was elected to Prime Meridian’s and the Bank’s Board in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby currently serves as President and Chief Executive Officer of Cedar Creek Land and Timber Company, Inc. and T.R. Miller Woodlands, Inc., and as a member of the management executive committees of T.R. Miller Mill Company, Inc. and Neal Land Alabama, Inc., all located in Brewton, Alabama. Mr. Kirby received a bachelor’s degree from the University of the South, Sewanee, Tennessee and a Master of Business Administration from the University of Alabama, Tuscaloosa, Alabama.

Frank L. Langston, age 65, is a founding member of the Boards of the Bank and Prime Meridian. He has been a principal/owner, since 2000, with the real estate services company NAI TALCOR, located in Tallahassee, Florida. From 1990 to 2000, Mr. Langston was affiliated with NAI TALCOR as an independent contractor. After attending Auburn University, Mr. Langston entered the management training program of First Florida Banks in Tampa. While assigned to the Marketing Department, Mr. Langston gained valuable first-hand real estate experience in locating bank branch locations around the state. In addition, he participated in strategic planning, new product development, and market analysis. From 1981 to 1984, Mr. Langston served as Marketing Director with the responsibility of business development for the Tallahassee office. In May 1989, he entered the commercial real estate business specializing in retail and office sales and leasing, and bank-owned real estate. Mr. Langston is a Certified Commercial Investment Member, a Florida licensed broker-salesman, and an Alabama licensed broker. He is also a member of the National Association of Realtors, the Florida Association of Realtors, and the Tallahassee Association of Realtors. He currently serves on the Board of Anna’s Foundation, Advisory Board of the Master of Real Estate Development Program at Auburn University and the Community Board of the Tallahassee Campus of the Florida State University, College of Medicine.

Michael A. Micallef, Jr., age 73, was elected to Prime Meridian’s and the Bank’s Board in March 2019. From then until his retirement on February 29, 2020, he served as the Bank’s Senior Vice President and Market President for the Polk County market. Prior to joining the Bank, Mr. Micallef served as Regional President for Sunshine Bank from 2015 to 2017. From its founding in 2006 until its sale to Sunshine Bancorp, Inc. in 2015, Mr. Micallef served as Director, Chief Executive Officer and President of Community Southern Holdings, Inc. and Community Southern Bank, in Lakeland, Florida. Mr. Micallef has over thirty years of experience as a Chief Executive Officer of financial institutions, including serving as President of Marco Community Bancorp, Inc. and Chief Executive Officer and President of Marco Community Bank in Marco Island, Florida from 2003 to 2005; and Chief Executive Officer, President, and Vice Chairman of Sterling Bank, FSB, in Lantana, Florida from 1999 to 2003. Mr. Micallef received his Bachelor of Science degree from St. Peters University, New Jersey, his Master of Business Administration from Fordham University and a graduate banking degree from Brown University.

L. Collins Proctor, Sr., age 53, is a founding member of the Boards of the Bank and the Company. He is a co-founding partner of Facility Solutions Management (FSM) which optimizes facility performance and operating costs through its Engineering, Controls, and Energy Services divisions for corporate, government, medical, and education, clients throughout the United States.  In addition to managing firm level strategies, Mr. Proctor focuses primarily within FSM’s Energy Services division overseeing strategy, financing, quality control, and the development of FSM's "Huckleberry" energy and environmental management software platform. Mr. Proctor is also an investor/partner of Red Brick Partners, LLC, a real estate and private equity investment entity started in 2006. Prior to 2006, Mr. Proctor owned and managed a Florida real estate acquisition and construction advisory firm, an affiliate of a national firm with which he was associated for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University and his Master of Business Administration from Emory University, between which times he served five years with NationsBank (now Bank of America) in its leveraged leasing division managing over $3.5 billion in equipment financing for large corporate clients.

Garrison A. Rolle, M.D., age 61, is a founding member of the Boards of the Bank and Prime Meridian. He is an orthopedic surgeon who joined the Tallahassee Orthopedic Clinic in 1997. He served on AmSouth Bank’s Advisory Board of Directors in Tallahassee, Florida and was formerly a director of Regions Bank in Tallahassee, Florida. Dr. Rolle played football for the University of Florida while pursuing his Bachelor of Science degree. He received his medical degree from the University of Florida, College of Medicine.

Steven D. Smith, age 70, is a founding member of the Boards of the Bank and Prime Meridian. He is an owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle, including Tallahassee, Florida. Mr. Smith currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately thirty-eight million U.S. households. He also serves as a member of the Florida Highway Patrol Advisory Council. Mr. Smith is the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama.

Richard A. Weidner, age 78, is a founding member and Chairman of the Boards of the Bank and Prime Meridian. On December 31, 2020, Mr. Weidner retired from an eighteen-year career with the accounting firm of Carr, Riggs & Ingram, LLC. He is a certified public accountant with an inactive license and former partner and Partner Oversight Director of Carr, Riggs & Ingram, LLC. In 2002 this firm acquired Williams, Cox, Weidner & Cox, P.A., Tallahassee, Florida, which Mr. Weidner helped establish in 1972. From approximately 1998 to 2001, Mr. Weidner served as an Advisory Board member for SunTrust Bank. Mr. Weidner is a past member of the Tallahassee Community College Foundation Board. He is a Past Treasurer of the Tallahassee Chamber of Commerce, Past President of the Tallahassee YMCA, and Past Treasurer of the Maclay School Board of Directors. He has also served on the Leon County Library Advisory Board and was a United Way Campaign Captain.

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

Nomination Procedures

In 2022, there were no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.             Executive Compensation

General

The objective of the Company’s compensation program is to offer a compensation package that will attract, motivate, reward, and retain high-performing and dedicated employees. We seek to provide financial security for employees and reward performance, longevity, professional growth, initiative, and increased responsibility.

At December 31, 2022, the members of the Compensation Committee were Kenneth H. Compton (Chairman); Steven L. Evans; Kathleen C. Jones; Robert H. Kirby; Steven D. Smith and Richard A. Weidner. The opinion of the Board of Directors is that in 2022 each member of the Compensation Committee was independent under Nasdaq listing standards, except for Director Jones, who received consulting fees in 2020, 2021, and 2022, was previously employed by the Company, and whose spouse is employed by the agency which sells insurance to the Company and the Bank.

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

Prime Meridian’s Compensation Committee, working in consultation with the Vice Chair/CEO/President, reviews different compensation alternatives to attract and retain qualified management, to meet short-term financial goals, and to enhance long-term shareholder value. The objective is to pay each executive officer the approximate base salary that would be paid on the open market for a similarly qualified officer of that position at a similarly situated financial institution with operations in markets similar to ours.

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

In 2022 the Compensation Committee established a performance matrix based on a budgeted increase in net income and total asset growth. To receive incentive compensation under this program, the Company must have at least met or exceeded the performance objectives.

In connection with the incentive plan for Vice Chair/CEO/President Dixon, the Company did not meet its asset growth goal in 2022. However, the Company’s net income exceeded the highest level noted in the performance matrix by more than 9% and net loans grew 20.1% in 2022.  Given this level of profitability and loan growth, the Compensation Committee approved a discretionary cash bonus of $150,000 and a grant of 3,834 restricted shares under the 2015 Stock Incentive Compensation Plan, valued at $26.08 per share, the fair market value as of the date of the grant.

Effective January 1, 2022, the Bank adopted the same performance matrix based on budgeted net income and total asset growth for all Executive Vice Presidents.  To receive any incentive compensation under this program, the Company must have met or exceeded the performance objectives. In connection with the Incentive Plan for Executive Vice Presidents, the Company did not meet its asset growth in 2022. However, the Company’s net income growth exceeded the highest level noted on the performance matrix by over 9% and net loans grew 20.1% in 2022.  Given this level of profitability and loan growth, CEO Dixon used the same qualitative and quantitative factors used to determine his bonus in determining discretionary cash bonuses for Senior Lender/EVP Jensen and CBO/EVP Phelps of $68,091 and $60,420, respectively, and for the other executive officers. These amounts will be presented to the Compensation Committee and Board of Directors for review.

Compensation Committee Interlocks

There are no Compensation Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for our fiscal years ended December 31, 2022, 2021, and 2020.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal Position	Year	Salary (2)	Bonus	Awards (3)	Compensation	Compensation (4)	Total
Sammie D. Dixon, Jr.	2022	$388,962	$150,000	$99,991	$-	$109,985	$748,938
Vice Chairman, President and CEO	2021	360,150	-	220,422	85,536	105,865	771,973
	2020	343,000	-	73,621	53,594	102,271	572,486

Chris L. Jensen, Jr.	2022	226,969	68,091	-	-	107,945	403,005
EVP and Bank Senior Lender	2021	210,156	54,531	-	-	103,348	368,035
	2020	200,149	44,715	-	-	98,525	343,389

Kyle D. Phelps (1)	2022	201,400	60,420	63,688	-	8,216	333,724
EVP and Chief Banking Officer	2021	68,448	56,190	-	-	3,000	127,638

(1) Kyle D. Phelps became EVP and Chief Banking Officer in August, 2021.

(2) Includes salary deferred at the election of the executive under the Bank's 401 (k) retirement plan.

(3) Mr. Dixon's stock award in 2022 was part of his discretionary bonus

(4)  The figures in the “all other compensation” column is the sum of matching contributions under the Bank’s 401(k) plan for Mr. Dixon and Mr. Jensen, the Bank’s contributions for Mr. Dixon and Mr. Jensen under Defined Contribution Agreements, the imputed monetary value of split dollar life insurance benefits, and vehicle-related expenses. For 2022, 2021 and 2020, the Bank made contributions to the Bank’s 401(k) Plan of $12,200, $11,600 and $11,400, respectively, for Mr. Dixon, and contributions of $11,771, $10,648, and $9,179, respectively, for Mr. Jensen. For 2022, 2021, and 2020, the Bank made contributions to the Defined Contribution Agreements of $87,570, $84,202, and 80,963, respectively, for Mr. Dixon, and contributions of $86,455, $83,130 and $79,933, respectively, for Mr. Jensen. For 2022, 2021, and 2020, the imputed value of split dollar life insurance benefits for income tax purposes was $2,216, $2,063, and $1,908, respectively, for Mr. Dixon, $1,719, $1,570, and $1,413, respectively for Mr. Jensen, and $216, respectively, for Mr. Phelps. Car-allowance expenses in 2022, 2021, and 2020 were $8,000, respectively, for Mr. Dixon, $8,000, respectively, for Mr. Jensen and $8,000, respectively, for Mr. Phelps in 2022 and $3,000 for Mr. Phelps in 2021.

Employment Agreements

PMHG and Bank Vice Chairman, Chief Executive Officer and President Sammie D. Dixon, Jr.

In 2022, the Company has entered into a Second Amended and Restated Employment Agreement with Mr. Dixon. His agreement amends and restates in its entirety his Amended and Restated Employment Agreement, dated July 19, 2018.

Pursuant to the agreement, Mr. Dixon is retained as Chief Executive Officer and President of PMHG and the Bank for a period of three years, subject to an automatic extension for an additional year on each anniversary of the original expiration date of the agreement. In addition, the term of the agreement will be extended for an additional three years upon a Change in Control of the Company (as defined in the agreement). Following an extension of the term of the agreement incident to a Change in Control of the Company, the term of the agreement will be automatically extended for an additional year on each anniversary of the date of the Change in Control. Notwithstanding the foregoing, either the Company or Mr. Dixon may cause the term of the agreement to cease at the end of the then current term by giving the other written notice of not less than 60 days prior to the expiration of the then current term of the agreement. Termination of Mr. Dixon’s employment for any reason shall constitute his resignation of his positions on the Boards of Directors of PMHG, the Bank, and either of their subsidiaries.

The agreement provides for Mr. Dixon to receive a base salary and automobile allowance, to be eligible to receive an annual cash bonus of not less than 25% of his base salary, the amount of which shall be based the achievement of goals set by PMHG’s Compensation Committee and approved by its Board, and to participate in the Company’s benefit plans. Mr. Dixon is also eligible to receive an annual equity incentive award of at least 25% of his base salary. The form of the equity award will be at the discretion of PMHG. The Bank will also establish a nonqualified account balance deferred compensation plan for the benefit of Mr. Dixon and purchase bank owned life insurance for the benefit of Mr. Dixon’s designated beneficiaries.

If his employment is terminated because of death, Mr. Dixon’s estate is entitled to receive accrued and earned payments or benefits due and a prorated portion of the bonus he received in his final year of employment. If Mr. Dixon’s employment is terminated because of disability, then he is entitled to receive accrued and earned payments or benefits due and health and other insurance benefits for a period of twelve months following the date of termination.

If employment is terminated by the Company for reasons other than Cause (as defined in the agreement) or disability, or if Mr. Dixon terminates the agreement for Good Reason (as defined in the agreement), Mr. Dixon is entitled to receive his base salary through the date of termination, a prorated portion of the bonus he received in his final year of employment, 18 months of health, disability, and life insurance premiums, all other accrued and earned payments or benefits due, and a cash payment equal to two times his base salary plus the average of his annual bonuses over the three calendar years preceding the year of termination.

However, if such a termination occurs during the period beginning three months prior to and ending 18 months after a Change in Control, such payment shall equal 2.99 times the sum of Mr. Dixon’s then current base salary and the average bonus earned by Mr. Dixon during each of the three calendar years preceding the date of termination. In addition, the Company will provide 36 months of health insurance coverage and 18 months of life and disability coverage. If Mr. Dixon’s employment is terminated due to his death or disability, his estate or Mr. Dixon will be entitled to any accrued salary and a prorated portion of his last bonus. In the event of his disability, the Company will also continue to pay the insurance premiums and coverages described above.

The agreement includes confidentiality provisions to protect the Company’s proprietary and confidential information. The agreement also prohibits Mr. Dixon from competing with the Company during the term of the agreement and during the two-year period following termination by the Company for reasons other than Cause or disability, or termination by Mr. Dixon for Good Reason. During such period, Mr. Dixon will be prohibited from engaging in the business of banking in Gadsden, Jefferson, Leon, and Wakulla Counties, Florida and anywhere within 20 miles of a Bank branch office that is operational on the date of termination of the agreement. The agreement also restricts Mr. Dixon from soliciting certain existing and prospective customers of the Bank for a period of two years following termination of employment. In addition, during the two-year period following termination of employment, the agreement restricts Mr. Dixon from inducing any Bank employee to terminate his or her employment with the Bank or to accept employment with any other employer. The foregoing non-competition, non-solicitation, and non-recruitment provisions do not apply if Mr. Dixon’s employment is terminated because of the expiration of the agreement or the nonrenewal of the term of the agreement.

Mr. Dixon’s agreement also contains a non-disparagement clause and an obligation of the Company to pay Mr. Dixon’s legal fees in the event he takes action to enforce his agreement.

Bank Executive Vice President and Senior Lender Chris L. Jensen, Jr.

The Company has entered into an Amended and Restated Employment Agreement with Mr. Jensen. His agreement amends and restates in its entirety his Employment Agreement, dated November 19, 2018.

Mr. Jensen’s agreement is identical in all material respects to Mr. Dixon’s agreement, except that: (i) it does not provide for a discretionary equity bonus or a minimum cash bonus target, rather any annual bonus is based upon the achievement of performance goals established from year to year by the Company’s Chief Executive Officer and President; (ii) the payment due in connection with a termination other than for Cause or without Good Reason will be equal to his current salary plus a prorated portion of his average cash bonus for the previous three years; (iii) the payment due in connection with a termination related to a Change in Control will equal two times his base salary plus his average bonus for the last three years; (iv) the Company is obligated to pay for 12 months of health, disability, and life insurance following a termination without Cause or for Good Reason; (v) the Company is obligated to pay health insurance premiums for 24 months and disability and life insurance premiums for 12 months following a termination related to a Change in Control; and (vi) his non-competition and non-solicitation periods are one year following termination.

Bank Executive Vice President and Chief Banking Officer Kyle D. Phelps

The Company entered into an Employment Agreement with Mr. Phelps. In connection with this, PMHG intends to grant to Mr. Phelps 5,750 shares of restricted stock. This grant will be divided into three installments. The first was for 2,417 shares and was made on August 23, 2022. The second will be for 1,667 shares and will be made on August 23, 2023. The final installment will be for 1,666 shares and will be made on August 23, 2024. Each such grant will be subject to a three-year vesting schedule.

Mr. Phelps’ agreement is identical in all material respects to Mr. Dixon’s agreement, except that: (i) it does not provide for a discretionary equity bonus or a minimum cash bonus target, rather any annual bonus is based upon the achievement of performance goals established from year to year by the Company’s Chief Executive Officer and President; (ii) the payment due in connection with a termination other than for Cause or without Good Reason will be equal to his current salary plus a prorated portion of his average cash bonus for the previous three years; (iii) the payment due in connection with a termination related to a Change in Control will equal two times his base salary plus his average bonus for the last three years; (iv) the Company is obligated to pay for 12 months of health, disability, and life insurance following a termination without Cause or for Good Reason; (v) the Company is obligated to pay health insurance premiums for 24 months and disability and life insurance premiums for 12 months following a termination related to a Change in Control; and (vi) his non-competition and non-solicitation periods are one year following termination.

Defined Contribution Agreements

The Company and the Bank entered into Defined Contribution Agreements with Vice Chair/CEO/President Dixon, Senior Lender/EVP Jensen, and CBO/EVP Phelps.

Under Mr. Dixon’s agreement the Bank will, at the discretion of the Board of Directors of the Company, credit annually to a defined contribution plan an amount then determined to be sufficient to result in an account balance at the date Mr. Dixon would attain age 65 which would be sufficient to pay to Mr. Dixon at least $150,000 of annual retirement benefits for fifteen (15) years after his qualifying retirement. Payments under the plan shall commence upon the later of (i) Mr. Dixon attaining age 65 and (ii) the date that Mr. Dixon is no longer providing services to the Bank as an employee. All of Mr. Dixon’s rights under the plan shall be subject to all other terms and conditions of that plan. If prior to Mr. Dixon reaching the age of 65: (i) the Company discharges Mr. Dixon for reasons other than cause; (ii) Mr. Dixon becomes permanently disabled; (iii) Mr. Dixon dies; or (iv) on or within 12 months following a Change in Control (as defined in the agreement) Mr. Dixon resigns, the Company shall pay to Mr. Dixon the balance of the plan. Mr. Dixon will forfeit his interest in the plan if he is terminated for cause or if grounds exist for his termination for Cause

The terms of the Defined Contribution Agreement applicable to Mr. Jensen are identical to the terms of the plan for Mr. Dixon, except that the Bank will, at the discretion of the Board of Directors of the Company, credit annually an amount then determined to be sufficient to result in an account balance at the date Mr. Jensen would attain age 67 which would be sufficient to pay to Mr. Jensen at least $50,000 of annual retirement benefits for ten (10) years after his qualifying retirement.

The terms of the Defined Contribution Agreement applicable to Mr. Phelps are identical to the terms of Mr. Jensen, except the Bank will, at the discretion of the Board of Directors of the Company, credit annually an amount then determined to be sufficient to result in an account balance at the date Mr. Phelps would attain age 65 which would be sufficient to pay Mr. Phelps at least $50,000 of annual retirement benefits for ten (10) years after his qualifying retirement.

Split Dollar Life Insurance Agreements

If Vice Chair/CEO/President Sammie D. Dixon, Jr., Senior Lender/EVP Chris L. Jensen, Jr. and CBO/EVP Kyle D. Phelps die in active service to the Bank, their respective beneficiaries will receive a split dollar life insurance death benefit in a fixed amount. As informal financing for the Defined Contribution Agreements payment obligations arising out of an executive’s death before retirement, the Bank purchased life insurance policies on certain officers’ lives, including Mr. Dixon, Mr. Jensen and Mr. Phelps. The life insurance policies are owned by the Bank, but the Bank entered into split dollar life insurance agreements allowing the executives to designate the executive’s beneficiary of a portion of the policy death benefits. The Bank will receive the remainder of the death benefits. Although the Bank expects the split dollar life insurance policy benefits to finance the expense for the payment obligations under the Defined Contribution Agreements of Mr. Dixon and Mr. Jensen, the executives’ contractual entitlements under the Defined Contribution Agreements are not funded and remain contractual liabilities of the Bank.

Pursuant to the split dollar life insurance agreements, in the event of an executive’s death during the term of the executive’s agreement, the executive’s designated beneficiaries will be entitled to receive life insurance death benefit proceeds in an amount equal to $1.734 million for Mr. Dixon, $421,767 for Mr. Jensen, and $421,767 for Mr. Phelps. The foregoing right to receive death benefits under the split dollar life insurance agreements will be extinguished in the event that one of the following events occurs prior to the executive’s death: the total cessation of the business of the Bank; the bankruptcy, receivership or dissolution of the Bank; the termination of the executive’s employment; the Bank or the executive gives written notice to the other party that the split dollar life insurance agreement is terminated; or the life insurance policy underlying the split dollar life insurance agreement is surrendered by the Bank, lapses, or otherwise is terminated by the Bank. If any of the foregoing events occurs, the executive’s beneficiaries will not be entitled to any benefits under the split dollar life insurance agreement.

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

During the first quarter of 2023, the Company issued 3,834 shares of restricted stock to its Vice Chair/CEO/President as part of his bonus compensation for 2022. These shares vest over three years beginning on February 1, 2024. During the third quarter of 2022, the Company issued 2,417 shares of restricted stock to its EVP/CBO pursuant to his employment agreement. These shares vest over three years beginning on August 23, 2023.

The 2015 Plan is administered by the Company’s Compensation Committee, which has the authority to: (i) interpret the Plan, to establish rules as deemed necessary for the implementation or maintenance of the Plan; (ii) determine grants for eligible participants under the Plan; (iii) make all other decisions or determinations required or considered appropriate for the operation of the Plan and the distribution of benefits under the Plan; and (iv) to retain professional assistance in the evaluation of director and senior executive officer compensation. Our Board of Directors has reserved to itself the right to amend or terminate the Plan. However, no amendment may be implemented without approval of the shareholders to the extent such approval is required under applicable law. Furthermore, in no case can options be re-priced either by cancellation and re-grant or by lowering the exercise price of a previously granted award.

The Company has limited the aggregate number of shares of common stock to be awarded under the 2015 Plan to 500,000 shares, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. However, the maximum number of shares available under the 2015 Plan is subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges, or other changes in capitalization affecting the common stock. As of December 31, 2022, there were 251,367 outstanding stock options under the 2015 Plan.

The following table provides information regarding stock options and unvested restricted stock held by each of our named executive officers as of December 31, 2022. The stock options shown in the table were granted under the 2015 Plan and have a per share exercise price equal to or greater than the fair market value of our common stock on the grant date.

Option Awards						Stock Awards
		# of Securities	# of Securities			# of
		Underlying	Underlying			Shares of	Market Value of
		Unexercised	Unexercised	Option	Option	Stock that	Shares of Stock
Name and	Date of	Option (#)	Option (#)	Exercise	Expiration	have not	that have not
Principal Position	Grant	Exercisable	Unexercisable	Price	Date	Vested	Vested
Sammie D. Dixon, Jr.
Vice Chairman, President and CEO	2/1/2022	-	-	-	-	7,786	$220,422
	1/21/2021	-	-	-	-	2,721	49,087
	1/16/2020	-	-	-	-	1,278	26,071
	4/1/2018	20,000	5,000	$20.09	4/1/2028	-	-
	2/28/2018	15,667	-	17.21	2/28/2023	-	-

Chris L. Jensen
EVP and Bank Senior Lender	4/1/2018	8,200	2,050	20.09	4/1/2028	-	-

Kyle D Phelps
EVP and CBO	8/23/2022	-	-	-		2,417	63,688
	12/1/2021	2,000	8,000	28.40	12/1/2031	-	-

Director Compensation

From January 1, 2022 to July 31, 2022, the Bank paid its directors $1,100 per Board meeting attended, $350 per Board committee meeting attended, and $450 to chair a Board committee meeting, all of which may be paid in cash or shares of the Company’s common stock, as described below. Effective August 1, 2022, the directors' compensation fees were revised and the Bank began to pay its directors $1,700 per board meeting attended and $350 per board committee meeting attending, including committee chairs. In addition, the Chairman of the Board was paid a $9,278 annual retainer, the Compensation chair was paid $3,333, the Audit Chair was paid $2,708, and the ALCO and IT committee chairs were paid $1,041 each in 2022. Additionally, Mrs. Jones was paid a $75,000 consultant fee and Mr. Guemple was paid a $27,500 consultant fee in 2022 for their roles as Senior Advisors.  Excluding compensation to Mr. Dixon and Mr. Jensen, the Bank paid a total of $383,710 in fees paid in cash and shares of stock to its directors in 2022.

In 2012, The Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, each director is permitted to elect to receive his or her board committee fees in either shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Compensation Committee and approved by the Board. The stock to be awarded pursuant to the Directors’ Plan will be valued at the closing price of a share of common stock as traded on any national market or exchange, or a price set by the Compensation Committee and approved by the Board, acting in good faith, but in no case less than fair market value. In 2022, the Board used the greater of quarter-end book value or quarter-end volume weighted-average market price to determine what the fair market value of the Company’s common stock was for purposes of the Directors’ Plan. The maximum number of remaining shares to be issued pursuant to the Directors’ Plan is limited to 36,362 shares, which is approximately 1.1% of the total shares outstanding as of the Record Date. In 2022, our directors received 5,002 shares of common stock, in lieu of cash, under the Directors’ Plan.

The following table sets forth the cash compensation or stock compensation paid, earned, or awarded during 2022 to each of our directors other than executive officers Mr. Dixon and Mr. Jensen whose compensation is described in the “Summary Compensation Table” on page 76.

	Total Fees Awarded in Stock		Total Fees Earned	Retainer	Total Value of
Director	Cash Value	# of Shares	and Paid in Cash	Fees (3)	Compensation
Kenneth H. Compton	$20,240	767	$-	$3,333	$23,573
William D. Crona	-	-	20,850	2,708	23,558
Steven L. Evans	-	-	25,600	-	25,600
R. Randy Guemple (1)	-	-	52,450	-	52,450
Kathleen C. Jones(2)	-	-	94,650	-	94,650
Robert H. Kirby	21,230	804	-	-	21,230
Frank L. Langston	22,385	850	-	-	22,385
Michael A. Micallef, Jr.	22,770	865	-	-	22,770
L. Collins Proctor, Sr.	-	-	22,750	1,042	23,792
Garrison A. Rolle, M.D.	17,380	659	-	-	17,380
Steven D. Smith	27,830	1,057	-	1,042	28,872
Richard A. Weidner	-	-	27,450	-	27,450
Total	$131,835	5,002	$243,750	$8,125	$383,710

(1)  For providing consulting services to the Bank, R. Randy Guemple was paid a $27,500 consulting fee in addition to fees for service on the Boards of Directors and their committees.

(2)  For providing consulting services to the Bank, Kathleen C. Jones was paid a $75,000 consulting fee in addition to fees for service on the Boards of Directors and their committees.

(3)  Effective August 1, 2022, prorated retainers were paid to the Chairman of the Board and Committee chairs.

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

Executive Officer Indemnification

The Company has entered into indemnification agreements with the Bank's Executive Officers. The indemnification agreements allow the executive officers to select the most favorable indemnification rights provided under (1) the Company's Articles of Incorporation or Bylaws in effect on the date of the indemnification agreement or on the date expenses are incurred, (2) state law in effect on the date of the indemnification agreement or on the date the expenses incurred, (3) any liability insurance policy in effect when a claim is made against the Executive Officer or on the date the expenses are incurred, and (4) any other indemnification arrangement otherwise available. The agreements cover all fee, expenses, judgements, fines, penalties, and settlement amounts paid in any matter relating to executive officer's the role as an executive officer, employee, or agent of the Company, or when serving as the Company's representative with respect to another entity. Each indemnification agreement provides for the prompt advancement of all expenses incurred in connection with any proceeding subject to the executive officer's obligation to repay those advances if it is determined later that the executive officer is not entitled to indemnification.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of February 28, 2023 the Company is aware of one shareholder who own 5% of more of the outstanding shares of Company common stock: The Banc Funds Co LLC owns 241,776 shares, or 7.6%, of the outstanding shares, and is located at 20 North Wacker Drive, Suite 3300, Chicago, IL 60606.

We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of common stock that the directors and executive officers of the Company beneficially owned as of February 28, 2023.

	Number of	Right to	Beneficial
Name	Shares(1)	Acquire(2)	Ownership(3)
Kenneth H. Compton	8,871	6,000	0.47%
William D. Crona	50,719	10,000	1.90
Sammie D. Dixon, Jr.(4)	158,301	25,000	5.71
Steven L. Evans	29,759	10,000	1.24
R. Randy Guemple	34,030	10,000	1.38
Chris L. Jensen, Sr.	53,583	10,250	2.00
Kathleen C. Jones	18,450	10,000	0.89
Robert H. Kirby(5)	80,681	10,000	2.84
Frank L. Langston	34,993	10,000	1.41
Michael A. Micallef, Jr.	6,334	6,000	0.39
Kyle D. Phelps(6)	6,517	2,000	0.27
L. Collins Proctor, Sr.(7)(8)	21,800	13,000	1.09
Garrison A. Rolle, M.D.	35,058	10,000	1.41
Steven D. Smith(9)	70,705	10,000	2.53
Susan Payne Turner(10)	8,230	8,000	0.51
Monté L. Ward	4,530	8,000	0.39
Clint F. Weber	6,372	8,000	0.45
Richard A. Weidner	109,240	2,000	3.49
	738,173	168,250	27.03%

(1) Includes shares for which the named person:
-has sole voting and investment power
-has voting and investment power with a spouse;
-holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes
(2) Includes shares covered by stock options that are exercisable within sixty (60) days of the Record Date.
(3) Based on 3,185,765 shares issued and outstanding plus the listed individual exercising his or her stock options.
(4) Mr. Dixon's shares include 10,386 shares of restricted stock.
(5) Mr. Kirby's shares include 2,500 shares owned by Mr. Kirby's spouse and as custodian of UGTMA/FL accounts.
(6) Mr. Phelp's shares include 2,417 shares of restricted stock.
(7) Mr. Proctor's shares include 9,200 shares beneficially owned with Mr. Proctor's spouse through her 401-K and IRA and as custodian of UGTMA/FL accounts.
(8) Mr. Proctor's right to acquire includes options to acquire 3,000 shares of Company stock owned by Mr. Proctor's spouse.
(9) Mr. Smith's shares include 24,000 shares beneficially owned by his spouse.
(10) Mrs. Turner's shares include 350 shares beneficially owned by Mrs. Turner as custodian of UGTMA/FL account.

Equity Compensation Plan Information

The following table sets forth information relating to PMHG’s equity compensation plans as of December 31, 2022.

	Number of Securities to		Number of Securities
	be issued upon exercise	Weighted-Average	Remaining Available for
	of outstanding Options,	Exercise Price of Options,	Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders
Amended and Restated Directors' Compensation Plan(1)	-	N/A	36,362
Amended and Restated 2015 Stock Incentive Compensation Plan	251,367	$20.46	181,198
Total	251,367	-	217,560

(1)

In 2022, pursuant to the Directors’ Plan, the Company issued 5,002 shares of its common stock to members of the Board of Directors. The shares issued pursuant to the Directors’ Plan were previously authorized but unissued shares of the common stock of the Company and the per share price at which they were awarded was based upon the greater of the book value or the weighted-average market price as of the quarter-end preceding the date of grant and was not based upon a previously set exercise price.

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

At December 31, 2022 and 2021, loans to directors, executive officers, and their immediate family members and affiliates represented $7.2 million and $8.5 million, respectively, or approximately 1.2% and 1.7%, respectively, of the Bank’s total loan portfolio (excluding loans held for sale). All of these loans are current and performing according to their terms.

During 2022, the Company purchased various insurance policies through Earl Bacon Agency, Inc. that employs the spouse of director Kathleen C. Jones. The premiums paid totaled $1.45 million in 2022 and $1.34 million in 2021 and included health insurance premiums for employees. Mr. Jones’ interest in such premiums was $6,157 in 2022 and $5,734 in 2021.

Director Independence

The opinion of the Board of Directors is that in 2021, each nonemployee member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the Nasdaq Stock Market Rules, except for: (i) Director Guemple, who received consulting fees in 2020, 2021 and 2022 and was employed by the Company in 2019 and 2018; Director Micallef, who was employed by the Bank until February 29, 2020; and (iii) Director Jones, who received consulting fees in 2020, 2021, and 2022, was previously employed by the Company, and whose spouse is employed by the agency which sells insurance to the Company and the Bank. Pursuant to the same rules, the directors who served as employees during 2022, Mr. Dixon and Mr. Jensen were not “independent directors” during the time of their respective employment.

Item 14.          Principal Accounting Fees and Services

During 2022 and 2021, the Company expensed the following fees for professional services to Hacker, Johnson & Smith, PA:

	2022	2021
Audit fees(1)	$53,000	$52,500
Tax fees(2)	11,000	9,500
All other fees(3)	39,000	36,000
	$103,000	$98,000

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

The above fees were approved in accordance with the Audit Committee's policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2022 or 2021 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2022 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Consolidated Balance Sheets — December 31, 2022 and 2021

Consolidated Statements of Earnings — For the Years Ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive (Loss) Income — For the Years Ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity — For the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2016	Exhibit 3.3 to Form 10-Q filed on August 11, 2017

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

3.5	Third Amendment to Bylaws dated February 18, 2021	Exhibit 3.5 to Form 8-K filed on February 18, 2021

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020

10.2	Promissory Note to Thomasville National bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	Amended and Restated Directors’ Compensation Plan dated as of October 20, 2022 (“Directors’ Plan”)	Exhibit 10.3 to Form 8-K filed on October 20, 2022

10.5	Lease for Timberlane office	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Second Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of August 1, 2022	Exhibit 10.1 to Form 8-K filed on August 2, 2022

10.7	Amended and Restated 2015 Stock Incentive Compensation Plan dated as of October 20, 2022	Exhibit 10.1 to Form 8-K filed on October 20, 2022

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.8	Amendment to Restricted Stock Awards for Sammie D. Dixon, dated as of October 20, 2022	Exhibit 10.2 to Form 8-K filed on October 20, 2022

10.9	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of August 1, 2022	Exhibit 10.2 to Form 8-K filed on August 2, 2022

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon Jr., dated as of November 19, 2018	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank and Chris L. Jensen, Jr., Dated as of November 19, 2018	Exhibit 10.3 to Form 8-K filed on November 20, 2018

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr. dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Office	Exhibit 10.14 to Form 10-Q filed on May 9, 2019

10.15	Defined Contribution Agreement by and between Prime Meridian Bank and Susan Payne Turner, dated as of July 14, 2021	Filed as Exhibit 10.15 to Form 8-K/A filed on August 2, 2021

10.16	Defined Contribution Agreement by and between Prime Meridian Bank, and Monte Ward, dated as of July 14, 2021	Exhibit 10.16 to Form 8-K/A filed on August 2, 2021

10.17	Defined Contribution Agreement by and between Prime Meridian Bank, and Clint F. Weber, dated as of July 14, 2021	Exhibit 10.17 to Form 8-K/A filed on August 2, 2021

10.18	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Susan Payne Turner dated as of July 1, 2021	Exhibit 10.18 to Form 10-Q filed on August 6, 2021

10.19	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Monte Ward dated as of July 1, 2021	Exhibit 10.19 to Form 10-Q filed on August 6, 2021

10.20	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Clint Weber dated as of July 1, 2021	Exhibit 10.20 to Form 10-Q filed on August 6, 2021

10.21	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Sammie D. Dixon, Jr. dated as of January 1, 2019	Exhibit 10.21 to Form 10-Q filed on August 6, 2021

10.22	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Chris L. Jensen, Jr. dated as of January 1, 2019	Exhibit 10.22 to Form 10-Q filed on August 6, 2021

10.23	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Kyle D. Phelps dated as of August 1, 2022	Exhibit 10.3 to Form 8-K filed on August 2, 2022

10.24	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Susan Payne Turner dated as of August 1, 2022	Exhibit 10.4 to Form 8-K filed on August 2, 2022

10.25	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Monte L. Ward dated as of August 1, 2022	Exhibit 10.5 to Form 8-K filed on August 2, 2022

10.26	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Clint F. Weber dated as of August 1, 2022	Exhibit 10.6 to Form 8-K filed on August 2, 2022

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.27	Defined Contribution Agreement by and between Prime Meridian Bank and Kyle D. Phelps dated as of January 1, 2022	Filed herewith

10.28	Split Dollar Life Insurance Agreement by and between Prime Meridian Bank and Kyle D. Phelps dated as of January 1, 2022	Filed herewith

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)	Filed herewith

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

PRIME MERIDIAN HOLDING COMPANY

Date: March 9, 2023	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President, and Principal Executive Officer

Date: March 9, 2023	By:	/s/ Clint F. Weber
Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Kenneth H. Compton		March 9, 2023
Kenneth H. Compton	Director

/s/ William D. Crona
William D. Crona	Director	March 9, 2023

/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.	Vice Chairman, CEO, President & Principal Executive Officer	March 9, 2023

/s/ Steven L. Evans
Steven L. Evans	Director	March 9, 2023

/s/ R. Randy Guemple
R. Randy Guemple	Director	March 9, 2023

/s/ Chris L. Jensen, Jr.
Chris L. Jensen, Jr.	Director	March 9, 2023

/s/ Kathleen C. Jones
Kathleen C. Jones	Director	March 9, 2023

/s/ Robert H. Kirby
Robert H. Kirby	Director	March 9, 2023

/s/ Frank L. Langston
Frank L. Langston	Director	March 9, 2023

/s/ Michael A. Micallef, Jr
Michael A. Micallef, Jr.	Director	March 9, 2023

/s/ L. Collins Proctor, Sr.
L. Collins Proctor	Director	March 9, 2023

/s/ Garrison A. Rolle
Garrison A. Rolle, M.D.	Director	March 9, 2023

/s/ Steven D. Smith
Steven D. Smith	Director	March 9, 2023

/s/ Richard A. Weidner
Richard A. Weidner	Chairman	March 9, 2023