Form 10-Q
period 2023-03-31
Prime Meridian Holding Co
filed 2023-05-10
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2023: 3,189,302

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$10,344	$8,119
Federal funds sold	7,328	19,259
Interest-bearing deposits	5,042	12,410
Total cash and cash equivalents	22,714	39,788
Debt securities available for sale at fair value (amortized cost of $141,129 and $142,797)	129,748	129,436
Debt securities held to maturity (fair value of $10,319 and $9,917)	11,816	11,805
Loans held for sale	8,105	7,058
Loans, net of allowance for credit losses of $4,802 and $7,145	606,128	588,715
Federal Home Loan Bank stock	1,045	463
Premises and equipment, net	7,893	8,022
Right of use operating lease asset	2,989	3,044
Accrued interest receivable	2,623	2,385
Bank-owned life insurance	16,626	16,532
Other assets	6,570	7,924
Total assets	$816,257	$815,172

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$199,492	$197,987
Savings, NOW and money-market deposits	466,202	493,439
Time deposits	51,542	40,109
Total deposits	717,236	731,535
Other borrowings	1,725	4,275
Federal Home Loan Bank advances	15,000	-
Official checks	1,671	4,090
Operating lease liability	3,159	3,208
Other liabilities	4,790	5,011
Total liabilities	743,581	748,119
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,185,765 and 3,164,491 issued and outstanding	32	32
Additional paid-in capital	40,114	39,718
Retained earnings	41,027	37,278
Accumulated other comprehensive loss	(8,497)	(9,975)
Total stockholders' equity	72,676	67,053
Total liabilities and stockholders' equity	$816,257	$815,172

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2023	2022
Interest income:
Loans	$8,044	$5,784
Debt securities	933	385
Other	222	124
Total interest income	9,199	6,293
Interest expense:
Deposits	1,533	403
Other borrowings	111	31
Total interest expense	1,644	434
Net interest income	7,555	5,859
Credit loss expense (income)	243	(371)
Net interest income after credit loss expense (income)	7,312	6,230
Noninterest income:
Service charges and fees on deposit accounts	85	68
Debit card/ATM revenue, net	151	129
Mortgage banking revenue, net	54	165
Income from bank-owned life insurance	94	95
Other income	57	61
Total noninterest income	441	518
Noninterest expense:
Salaries and employee benefits	2,752	2,160
Occupancy and equipment	409	408
Professional fees	135	146
Marketing	223	167
FDIC assessment	84	124
Software maintenance, amortization and other	277	242
Other	575	533
Total noninterest expense	4,455	3,780
Earnings before income taxes	3,298	2,968
Income taxes	797	727
Net earnings	$2,501	$2,241

Earnings per common share:
Basic	$0.79	$0.71
Diluted	0.78	0.71
Cash dividends per common share	0.22	0.18

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net earnings	$2,501	$2,241
Other comprehensive income (loss):
Change in unrealized loss on debt securities available for sale-
Unrealized gain (loss) arising during the period	1,980	(4,365)
Deferred income tax (expense) benefit on above change	(502)	1,107
Total other comprehensive income (loss)	1,478	(3,258)
Comprehensive income (loss)	$3,979	$(1,017)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three Months ended March 31, 2023 and 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
(dollars in thousands)
Balance at December 31, 2021	3,129,046	$31	$38,909	$28,164	$(73)	$67,031
Net earnings for the three months ended March 31, 2022 (unaudited)	-	-	-	2,241	-	2,241
Dividends paid (unaudited)	-	-	-	(567)	-	(567)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(3,258)	(3,258)
Stock options exercised (unaudited)	12,240	-	210	-	-	210
Common stock issued as compensation to directors (unaudited)	1,189	-	31	-	-	31
Issuance of restricted stock (unaudited)	7,786	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	73	-	-	73
Balance at March 31, 2022 (unaudited)	3,150,261	$31	$39,223	$29,838	$(3,331)	$65,761

Balance at December 31, 2022	3,164,491	$32	$39,718	$37,278	$(9,975)	$67,053
Impact of adopting ASC 326 (net of tax)	-	-	-	1,946	-	1,946
Net earnings for the three months ended March 31, 2023 (unaudited)	-	-	-	2,501	-	2,501
Dividends paid (unaudited)	-	-	-	(698)	-	(698)
Net change in unrealized loss on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	1,478	1,478
Stock options exercised (unaudited)	15,867	-	273	-	-	273
Common stock issued as compensation to directors (unaudited)	1,573	-	40	-	-	40
Issuance of restricted stock (unaudited)	3,834	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	83	-	-	83
Balance at March 31, 2023 (unaudited)	3,185,765	$32	$40,114	$41,027	$(8,497)	$72,676

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net earnings	$2,501	$2,241
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	181	161
Credit loss expense (income)	243	(371)
Net amortization (accretion) of deferred loan fees	50	(451)
Net (accretion) amortization of premiums and discounts on debt securities	(69)	60
Gain on sale of loans held for sale	(54)	(165)
Proceeds from the sale of loans held for sale	13,681	24,975
Loans originated as held for sale	(14,674)	(24,283)
Stock issued as compensation to directors	40	31
Stock-based compensation expense	83	73
Income from bank-owned life insurance	(94)	(95)
Net increase in accrued interest receivable	(238)	(144)
Net change in operating leases	6	6
Net decrease (increase) in other assets	192	(303)
Net (decrease) increase in other liabilities and official checks	(2,640)	959
Net cash (used in) provided by operating activities	(792)	2,694
Cash flows from investing activities:
Loan originations, net of principal repayments	(15,100)	11,494
Purchase of debt securities available for sale	-	(35,164)
Purchase of debt securities held to maturity	-	(6,184)
Principal repayments of debt securities available for sale	1,720	2,633
Maturities and calls of debt securities available for sale	6	-
Purchase of Federal Home Loan Bank stock	(582)	(97)
Purchase of premises and equipment	(52)	(104)
Net cash used in investing activities	(14,008)	(27,422)
Cash flows from financing activities:
Net (decrease) increase in deposits	(14,299)	25,001
Change in other borrowings	(2,550)	400
Change in Federal Home Loan Bank advances	15,000	-
Proceeds from stock options exercised	273	210
Common stock dividends paid	(698)	(567)
Net cash (used in) provided by financing activities	(2,274)	25,044
Net (decrease) increase in cash and cash equivalents	(17,074)	316
Cash and cash equivalents at beginning of period	39,788	233,473
Cash and cash equivalents at end of period	$22,714	$233,789
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$1,580	$432
Income taxes	$-	$-
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income tax (expense) benefit	$1,478	$(3,258)
Impact of adopting ASC 326 (net of tax)	$1,946	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on March 9, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income (Loss). GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive (loss) income. The only component of other comprehensive loss is the net change in the unrealized loss on debt securities available for sale.

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

Adoption of New Accounting Standard

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), effective on January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and debt securities held to maturity. It also applies to certain off-balance sheet credit exposures, including loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a Company’s loan portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities and purchased financial assets with credit deterioration.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (“OBS”) credit exposures. Results for reporting periods beginning after December 31, 2022 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses ("ACL") of $2.6 million which was recognized through a $1.9 million adjustment to retained earnings, net of taxes. This adjustment brought the beginning balance of the ACL to $4.5 million as of January 1, 2023.  The Company determined that there was no adjustment required for unfunded commitments.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to December 31, 2022. As of January 1, 2023, the Company did not have any other-than-temporarily impaired debt securities. Therefore, upon adoption of ASC 326, the Company determined that an ACL on debt securities was not necessary. The following table illustrates the impact of the adoption of ASC 326 on the Company’s condensed consolidated balance sheet.

	January 1, 2023
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(In thousands)
Assets:
Allowance for credit losses on loans	$4,539	$7,145	$(2,606)
Deferred tax asset (other assets)	-	-	660

Equity:
Retained earnings (impact of adopting ASC 326, net of taxes)	-	-	$1,946

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

Summary of Significant Accounting Policies

The following is a summary of the Company's significant accounting policies with respect to ASC 326:

ACL -  Debt Securities Available for Sale. Management uses a systematic methodology to determine its ACL for debt securities available for sale. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis to determine whether there is a credit loss associated with the decline in fair value. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either one of the criteria regarding intent or requirement to sell is met, the debt security's amortized cost basis is written down to fair value through earnings. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which the fair value is less than the amortized cost basis, among various other factors, including the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the debt security's fair value and historical loss information for financial assets secured with similar collateral among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded, which is limited by the amount that the fair value is less than the amortized cost basis. Credit losses are calculated individually, rather than collectively. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss).

Changes in the ACL are recorded as credit loss expense (income). Losses are charged against the ACL when management believes the collectability of the debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of March 31, 2023, the accrued interest receivable for debt securities available for sale recognized in accrued interest receivable was $556,000.

ACL – Debt Securities Held to Maturity. The Company measures expected credit losses on debt securities held to maturity on a collective basis by major security type. U.S. agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Taxable municipal securities are highly rated by major credit agencies. A debt security is placed on nonaccrual status at the time any principal or interest payments become ninety days delinquent. Interest accrued but not received for a debt security placed on nonaccrual is reversed against interest income. During the period ended March 31, 2023, there were no debt securities placed on nonaccrual.  The accrued interest receivable for debt securities held to maturity recognized in accrued interest receivable was $81,000.

ACL - Loans. The ACL reflects management's estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged-off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

Management uses systematic methodologies to determine its ACL for loans and certain OBS credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national, state and local unemployment rates, commercial real estate price index, housing price index and national retail sales index (see discussion regarding qualitative factors below).

The Company's estimate of its ACL involves a high degree of judgment; therefore, management's process for determining expected credit losses may result in a range of expected credit losses. The Company's ACL recorded in the balance sheet reflects management's best estimate within the range of expected credit losses. The Company recognizes in earnings the amount needed to adjust the ACL for management's current estimate of expected credit losses. The Company's ACL is calculated using collectively evaluated and individually evaluated loans.

The ACL is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments for analysis. The Company’s ACL is measured based on call report segment as these types of loans exhibit similar risk characteristics. The identified loan classes are as follows:

●	Commercial real estate
●	Residential and home equity
●	Construction
●	Commercial
●	Consumer and other

The ACL for each class is measured through the use of the weighted-average remaining maturity (“WARM”) method. The FASB recognizes the WARM method as an acceptable approach for computing the ACL. In accordance with the WARM method, an annual historical loss rate is applied to the amortized cost of an asset or pool of assets over the remaining expected life. Included in its systematic methodology to determine its ACL, management considers the need to qualitatively adjust model results for risk factors that are not considered within the Company’s loss estimation process but are nonetheless relevant in assessing the expected credit losses within our loan pools.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

These qualitative factors ("Q-Factors") may increase or decrease management's estimate of expected credit losses by a calculated percentage based upon the estimated level of risk. The various risks that may be considered in making Q-Factor adjustments include, among other things, the impact of 1) changes in lending policies and procedures, including changes in underwriting standards; 2) changes in international, national, regional and local economic conditions; 3) changes in the volume and severity of past due and nonaccrual status; 4) the effect of any concentrations of credit and changes in the levels of such concentrations; 5) changes in the experience, depth, and ability of lending management; 6) changes in nature and volume of the portfolio; 7) trends in underlying collateral values; and 8) changes in the quality of the loan review system on the level of estimated credit losses.

The annual historical loss factors, adjusted for Q-Factors and management’s future forecasts, are applied to the amortized loan balances over each subsequent period and aggregated to arrive at the ACL for loans collectively evaluated. The amortized loan balances are adjusted based on management’s estimate of loan repayments in future periods. Management has determined that the appropriate historical loss period is fifteen years based on the composition of the current loan portfolio. Additionally, management has determined that the Company’s reasonable and supportable forecast period is one year.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another segment or should be individually evaluated. Under ASC 326-20-35-6, the Company has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. An ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss to the extent as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:

●	Management has a reasonable expectation at the reporting date that a restructuring will be executed with an individual borrower.
●	The extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company follows its nonaccrual policy by reversing contractual interest income in the statements of earnings when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of March 31, 2023, the accrued interest receivable for loans recorded in accrued interest receivable was $1,987,000.

The Company has a variety of assets that have a component that qualifies as an OBS exposure. These primarily include undrawn portions of revolving lines of credit. Management has determined that a majority of the Company's off-balance-sheet credit exposures are not unconditionally cancellable. Management used its judgement to determinate funding rates. Management applied the funding rates, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Any adjustment to the ACL for unfunded commitments will be recognized through the ACL in the statements of earnings. As of March 31, 2023, there was no liability recorded for expected credit losses on unfunded commitments.

Prior to the adoption of ASC 326, the ACL on loans represented management’s best estimate of expected losses that had been incurred within the existing portfolio of loans. The ACL on loans included allowance allocations calculated in accordance with ASC 310, “Receivables” and allowance allocations calculated in accordance with ASC 450, “Contingencies.”

In March 2022, FASB issued ASU No. 2020-04, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. The amendments in this ASU eliminate the long-standing accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, as it is no longer meaningful due to the introduction of Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an ACL. Thus, most losses that would have been realized for a TDR under Subtopic 310-40 are now captured by the accounting required under Topic 326. The amendments in this ASU also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses Measured at Amortized Cost. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Aside from the changes to the disclosures required by this ASU, this ASU is not expected to have a material impact on our consolidated financial statements.

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

Debt securities are classified according to management's intent. Our investments in U.S. agency mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At March 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$48,215	$-	$(1,749)	$46,466
Municipal securities	22,316	-	(2,280)	20,036
U.S. agency mortgage-backed securities	67,200	-	(7,224)	59,976
Asset-backed securities	3,398	-	(128)	3,270
Total	$141,129	$-	$(11,381)	$129,748

Debt Securities Held to Maturity
Municipal securities	$9,226	$21	$(1,363)	$7,884
U.S. agency mortgage-backed securities	2,590	-	(155)	2,435
Total	$11,816	$21	$(1,518)	$10,319

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$48,124	$-	$(2,219)	$45,905
Municipal securities	22,338	-	(2,874)	19,464
U.S. agency mortgage-backed securities	68,633	-	(8,131)	60,502
Asset-backed securities	3,702	-	(137)	3,565
Total	$142,797	$-	$(13,361)	$129,436

Debt Securities Held to Maturity
Municipal securities	$9,215	$-	$(1,695)	$7,520
U.S. agency mortgage-backed securities	2,590	-	(193)	2,397
Total	$11,805	$-	$(1,888)	$9,917

There were no debt securities available for sale sold during the three months ended March 31, 2023 and 2022.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At March 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(384)	$17,315	$(1,365)	$29,151
Municipal securities	(104)	4,985	(2,176)	15,051
U.S. agency mortgage-backed securities	(260)	7,739	(6,964)	52,237
Asset-backed securities	-	-	(128)	3,270
Total	$(748)	$30,039	$(10,633)	$99,709

Debt Securities Held to Maturity
Municipal securities	$(152)	$1,878	$(1,211)	$4,989
U.S. agency mortgage-backed securities	(155)	2,435	-	-
Total	$(307)	$4,313	$(1,211)	$4,989

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(1,384)	$40,926	$(835)	$4,979
Municipal securities	(999)	11,436	(1,875)	8,028
U.S. agency mortgage-backed securities	(3,246)	36,939	(4,885)	23,563
Asset-backed securities	(102)	2,461	(35)	1,104
Total	$(5,731)	$91,762	$(7,630)	$37,674

Debt Securities Held to Maturity
Municipal securities	$(1,695)	$7,520	$-	$-
U.S. agency mortgage-backed securities	(193)	2,397	-	-
Total	$(1,888)	$9,917	$-	$-

The unrealized losses at March 31, 2023 and December 31, 2022 on 105 and 106 debt securities, respectively, were caused by market conditions such as interest rate movements, and not changes in credit quality. It is expected that the debt securities would not be settled at a price less than the par value of the debt securities. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these debt securities until a market price recovery or maturity, these debt securities are not considered other-than-temporarily impaired. Therefore, at March 31, 2023, no ACL on debt securities has been recorded.

Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the debt security.

Any credit loss component would be recognized through a credit loss expense. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the debt securities, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer's financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the debt securities. The Company performed an analysis that determined that the U.S. government agency and treasury securities (including mortgage-backed securities) have a zero expected credit loss. All of the government agency securities have the full faith and credit backing of the United States government or one of its agencies. Municipal securities and asset-backed securities that do not have a zero expected credit loss are evaluated quarterly by a third-party resource to determine whether there is a credit loss associated with a decline in fair value. At March 31, 2023 and December 31, 2022, all municipal and asset-backed securities were rated as investment grade. All debt securities in an unrealized loss position as of March 31, 2023 continue to perform as scheduled and we do not believe that there is a credit loss or that a credit loss expense is necessary. At March 31, 2023, no debt securities are on nonaccrual. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At March 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$46,466	$41,335	$5,131	$-
Municipal securities	20,036	-	20,036	-
U.S. agency mortgage-backed securities	59,976	-	59,976	-
Asset-backed securities	3,270	-	3,270	-
Total	$129,748	$41,335	$88,413	$-

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$45,905	$-	$45,905	$-
Municipal securities	19,464	-	19,464	-
U.S. agency mortgage-backed securities	60,502	-	60,502	-
Asset-backed securities	3,565	-	3,565	-
Total	$129,436	$-	$129,436	$-

The scheduled maturities of debt securities are as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(in thousands)
Due in less than one year	$6,987	$6,835	$-	$-
Due in one to five years	42,463	41,187	-	-
Due in five to ten years	18,750	16,421	2,030	1,878
Due after ten years	5,729	5,329	7,196	6,006
U.S. agency mortgage-backed securities	67,200	59,976	2,590	2,435
Total	$141,129	$129,748	$11,816	$10,319

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At March 31, 2023	At December 31, 2022
Real estate mortgage loans:
Commercial	$207,456	$202,263
Residential and home equity	227,595	224,211
Construction	78,159	75,151
Total real estate mortgage loans	513,210	501,625

Commercial loans	90,487	86,308
Consumer and other loans	7,095	7,698
Total loans	610,792	595,631

Add (deduct):
Net deferred loan costs	138	229
Allowance for credit losses	(4,802)	(7,145)
Loans, net	$606,128	$588,715

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2023.

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial Real Estate Loans
Pass	$8,953	$58,572	$30,714	$43,003	$14,014	$47,797	$2,336	$205,389
Special mention	-	-	-	-	-	1,790	-	1,790
Substandard	-	-	-	277	-	-	-	277
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial real estate loans	$8,953	$58,572	$30,714	$43,280	$14,014	$49,587	$2,336	$207,456
Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and Home Equity Loans
Pass	$9,538	$49,412	$60,208	$35,992	$11,771	$32,552	$25,128	$224,601
Special mention	-	164	1,594	277	-	208	361	2,604
Substandard	-	-	347	-	-	-	43	390
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-		-
Total residential loans	$9,538	$49,576	$62,149	$36,269	$11,771	$32,760	$25,532	$227,595
Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Construction Loans
Pass	$6,444	$37,273	$21,702	$1,742	$2,967	$1,808	$5,182	$77,118
Special mention	-	-	-	-	-	-	508	508
Substandard	-	411	-	122	-	-	-	533
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction loans	$6,444	$37,684	$21,702	$1,864	$2,967	$1,808	$5,690	$78,159
Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Loans
Pass	$4,395	$13,987	$8,685	$4,952	$5,546	$6,596	$45,713	$89,874
Special mention	50	-	3	65	255	49	-	422
Substandard	-	-	-	125	-	66	-	191
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial loans	$4,445	$13,987	$8,688	$5,142	$5,801	$6,711	$45,713	$90,487
Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Other Loans
Pass	$389	$1,751	$536	$154	$396	$1,385	$2,483	$7,094
Special mention	-	-	-	-	1	-	-	1
Substandard	-	-	-	-		-	-	-
Doubtful	-	-	-	-		-	-	-
Loss	-	-	-	-		-	-	-
Total consumer & other loans	$389	$1,751	$536	$154	$397	$1,385	$2,483	$7,095
Current period gross writeoffs	$15	$-	$-	$-	$-	$-	$-	$15

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following table summarizes the risk rating of loans at December 31, 2022.

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2022
Grade:
Pass	$200,192	$221,552	$74,516	$85,874	$7,696	$589,830
Special mention	1,794	2,616	635	368	2	5,415
Substandard	277	43	-	66	-	386
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$202,263	$224,211	$75,151	$86,308	$7,698	$595,631

A loan is defined as a past due loan when one full or partial payment is past due or a contractual maturity is over 30 days past due.  Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2023
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$207,179	$277	$207,456
Residential and home equity	1,730	-	-	1,730	225,518	347	227,595
Construction	438	243	-	681	76,945	533	78,159
Commercial loans	3	-	-	3	90,293	191	90,487
Consumer and other loans	-	-	-	-	7,095	-	7,095
Total	$2,171	$243	$-	$2,414	$607,030	$1,348	$610,792

At December 31, 2022
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$201,986	$277	$202,263
Residential and home equity	1,383	413	349	2,145	222,066	-	224,211
Construction	651	-	55	706	74,445	-	75,151
Commercial loans	293	160	-	453	85,789	66	86,308
Consumer and other loans	-	-	-	-	7,698	-	7,698
Total	$2,327	$573	$404	$3,304	$591,984	$343	$595,631

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. The following table presents the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on accrual by class of loans and the related ACL, if any, as of March 31, 2023.

(in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ Days Still Accruing
At March 31, 2023
Commercial real estate	$277	$277	$-	$-
Residential and home equity	347	347	-	-
Construction	533	528	5	-
Commercial loans	191	52	139	-
Consumer and other loans	-	-	-	-
Total	$1,348	$1,204	$144	$-

The following table presents the amortized cost basis of impaired loans and their associated allowance, if any, as of  December 31, 2022.

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2022
Commercial real estate	$277	$277	$-	$-	$-	$277	$277	$-
Commercial	-	-	66	66	14	66	66	14
Consumer and other loans	2	2	-	-	-	2	2	-
Total	$279	$279	$66	$66	$14	$345	$345	$14

The restructuring of a loan exists if the creditor grants a modification as a result of financial hardship. A loan modification  may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. The Company entered into no new restructured loans during the three months ended March 31, 2023 and 2022.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Allowance for Credit Losses

Activity in the ACL is summarized as follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Three Month Period Ended March 31, 2023
Beginning balance	$2,303	$2,607	$922	$1,223	$90	$7,145
Impact of adopting ASC 326	(740)	(892)	(403)	(504)	(67)	(2,606)
Credit loss expense	43	27	21	143	9	243
Charge-offs	-	-	-	-	(15)	(15)
Recoveries	-	-	-	33	2	35
Ending balance	$1,606	$1,742	$540	$895	$19	$4,802

Three Month Period Ended March 31, 2022
Beginning balance	$1,762	$2,139	$857	$1,125	$91	$5,974
(Credit) Provision for loan losses	(61)	64	(59)	(346)	31	(371)
Net recoveries (charge-offs)	-	-	-	295	(11)	284
Ending balance	$1,701	$2,203	$798	$1,074	$111	$5,887

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology.  The following tables are disclosures related to the allowance for loan losses in prior periods.

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
Year ended December 31, 2022
Beginning balance	$1,762	$2,139	$857	$1,125	$91	$5,974
Provision (credit) for loan losses	541	468	65	(201)	17	890
Net recoveries (charge-offs)	-	-	-	299	(18)	281
Ending balance	$2,303	$2,607	$922	$1,223	$90	$7,145

At December 31, 2022
Individually evaluated for impairment:
Recorded investment	$-	$-	$-	$-	$-	$-
Balance in allowance for loan losses	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment:
Recorded investment	$156,306	$183,536	$71,164	$78,584	$7,283	$496,873
Balance in allowance for loan losses	$1,762	$2,139	$857	$1,125	$91	$5,974

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Regulatory Capital

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2023, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  March 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2023, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2023
Tier 1 Leverage Capital	$82,784	10.13%	$32,696	4.00%	$40,871	5.00%
Common Equity Tier 1 Risk-based Capital	82,784	13.07	28,500	4.50	41,166	6.50
Tier 1 Risk-based Capital	82,784	13.07	37,999	6.00	50,666	8.00
Total Risk-based Capital	87,586	13.83	50,666	8.00	63,332	10.00

As of December 31, 2022
Tier 1 Leverage Capital	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Risk-based Capital	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Risk-based Capital	81,100	12.90	37,720	6.00	50,294	8.00
Total Risk-based Capital	88,245	14.04	50,294	8.00	62,867	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2023 and 2022, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2023			2022
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending March 31:
Basic EPS:
Net earnings	$2,501	3,175,807	$0.79	$2,241	3,138,695	$0.71
Effect of dilutive securities-incremental shares from assumed conversion of stock options		34,205			36,002
Diluted EPS:
Net earnings	$2,501	3,210,012	$0.78	$2,241	3,174,697	$0.71

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) permits the Company to grant the Company’s key employees and directors stock options, restricted stock, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is determined annually and limited to no more than 15% of the issued and outstanding shares of the Company's common stock at that time.

As of March 31, 2023 177,413 shares are available to be issued under the 2015 Stock Plan as restricted stock, underlying options, or otherwise. A summary of the stock option activity for the three months ended March 31, 2023 and 2022 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2021	268,657	$20.23
Options exercised	(12,240)	(17.21)
Outstanding at March 31, 2022	256,417	$19.91
Options granted	3,500	$25.37
Options exercised	(8,000)	$(18.35)
Options forfeited	(550)	(20.09)
Outstanding at December 31, 2022	251,367	$19.99
Options exercised	(15,867)	(17.25)
Options forfeited	(50)	(20.09)
Outstanding at March 31, 2023	235,450	$20.67	5.3	$1,287,000
Exercisable at March 31, 2023	171,380	$20.23	5.2	$1,018,000

The fair value of shares vested and recognized as compensation expense was $83,000 and $73,000 for the three months ended March 31, 2023 and 2022 These amounts include expense recognized on restricted common stock shares of $38,000 and $29,000 for the three months ended March 31, 2023 and 2022. The deferred tax benefit related to stock options was $5,000 for the three months ended March 31, 2023 and 2022. At March 31, 2023, there was $134,000 in unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2015 Plan, with an average remaining vesting period of 3.47 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans, Continued

Restricted Stock

During the three months ended March 31, 2023 and 2022, the Company issued 3,834 and 7,786 restricted common stock shares, respectively, to some of its executives. The restricted stock awards are on a three-year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2021	7,838	$18.88	$148,000
Non-vested restricted stock granted	7,786	$28.31	220,000
Restricted stock shares vested in 2022	(3,838)	(18.98)	(73,000)
Non-vested restricted stock outstanding at March 31, 2022	11,786	$25.08	$295,000
Non-vested restricted stock granted	2,417	$26.35	$64,000
Non-vested restricted stock outstanding at December 31, 2022	14,203	$25.30	$359,000
Non-vested restricted stock granted	3,834	$26.08	$100,000
Restricted stock shares vested in 2023	(5,234)	(23.71)	(124,000)
Non-vested restricted stock outstanding at March 31, 2023	12,803	$26.18	$335,000

During the three months ended March 31, 2023 and 2022, the Company recognized $38,000 and $29,000, respectively, as expense related to restricted stock grants.  At March 31, 2023, the Company had $301,000 in unrecognized expense to be recognized over a weighted-average period of 1.3 years.

Director s’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended March 31, 2023 and 2022  our directors received 1,573 and 1,189 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $40,000 and $31,000, respectively. At  March 31, 2023, 34,789 shares remained available for grant.

(8)	Other Borrowings

At March 31, 2023, available secured and unsecured borrowing capacity was $164.7 million through various sources including the Federal Home Loan Bank of Atlanta (“FHLB”) and lines of credit with several banks. FHLB advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $92.4 million at  March 31, 2023.  The Company had $15 million in FHLB advances at  March 31, 2023 and no advances at  December 31, 2022.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate on the line of credit adjusts daily to the then-current Wall Street Journal Prime Rate. At March 31, 2023, the interest rate was 8.00%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At March 31, 2023 and December 31, 2022, the Company had an outstanding loan balance of $1,725,000 and $4,275,000, respectively.

The Company incurred $111,000 in interest expense for the three months ended March 31, 2023, compared to $31,000 for the three months ended March 31, 2022, respectively.

(9)	Derivative Financial Instruments

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

	At March 31, 2023	At December 31, 2022
(dollars in thousands)
Notional amount - interest rate swaps:
Stand-alone derivatives	$19,994	$20,084

Weighted-average pay rate - interest rate swaps	3.68%	3.68%
Weighted-average receive rate - interest rate swaps	7.75%	3.00%
Weighted-average maturity (in years) - interest rate swaps	12.3	12.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$2,135	$2,352
Stand-alone derivatives - interest rate swaps (other liabilities)	$(2,135)	$(2,352)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At March 31, 2023		At December 31, 2022
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$22,714	$22,714	$39,788	$39,788
Debt securities available for sale	2	129,748	129,748	129,436	129,436
Debt securities held to maturity	2	11,816	10,319	11,805	9,917
Loans held for sale	3	8,105	8,236	7,058	7,170
Loans, net	3	606,128	547,121	588,715	548,166
Federal Home Loan Bank stock	3	1,045	1,045	463	463
Accrued interest receivable	3	2,623	2,623	2,385	2,385
Bank-owned life insurance	3	16,626	16,626	16,532	16,532
Derivative contract assets	2	2,135	2,135	2,352	2,352

Financial liabilities:
Deposits	3	717,236	717,586	731,535	731,506
FHLB Advances	3	15,000	14,999
Other borrowings	3	1,725	1,725	4,275	4,275
Derivative contract liabilities	2	2,135	2,135	2,352	2,352

Off-Balance Sheet Items	3	-	-	-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended  December 31, 2022.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(11)	Off-Balance Sheet Financial Instruments

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $492,000 at  March 31, 2023.

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

As of March 31, 2023, we have not recorded an ACL on any off-balance sheet financial instruments.

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At March 31, 2023
(in thousands)
Commitments to extend credit	$1,523
Construction loans in process	$56,228
Unused lines of credit	$76,121
Standby financial letters of credit	$3,223
Guaranteed accounts	$1,326

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2022. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Average equity as a percentage of average assets	8.69%	8.67%	8.28%
Equity to total assets at end of period	8.90	8.23	7.59
Return on average assets(1)	1.23	1.14	1.05
Return on average equity(1)	14.20	14.77	12.70
Noninterest expense to average assets(1)	2.20	1.91	1.77
Nonperforming loans to total loans at end of period	0.22	0.13	-
Nonperforming assets to total assets at end of period	0.17	0.09	-

(1) Annualized for the three months ended March 31, 2023 and 2022.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in accordance with GAAP and reporting practices applicable to the Banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from these estimates and result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1 in this Quarterly Report on Form 10-Q and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2022. As discussed in Note 1 of this Form 10-Q, our policy related to the allowance for credit losses "ACL" changed on January 1, 2023 in connection with adoption of ASC 326. The amount of the ACL represents management's best estimates of current expected credit losses considering available information relevant to assessing exposure to credit loss over the contractual term of the instrument. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts of the collectability of the loan portfolio. The CECL model differs from the incurred loss model previously required in that the measurement of potential loss is required to be the life of the loan and is largely based on historical loss experience by loan type. Adjustments to historical loss information may be made based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include macroeconomic conditions, recent observable asset quality trends, regional market conditions, employment levels, and loan growth. Based upon management's assessment of these factors, the Company may apply qualitative adjustments to the allowance. While management utilizes its best judgment and information available, the adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

FINANCIAL CONDITION

Average assets totaled $810.5 million and $852.8 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $42.3 million (5.0%) over the comparable period in 2022. The decrease in average assets stemmed from a reduction in cash driven by lower deposit balances.  Management believes that the primary driver behind deposit run-off was more competitive pricing at certain banks and higher yielding alternative investments, such as Treasury Bills.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At March 31, 2023 our debt securities available for sale and held to maturity investment portfolios included highly rated U.S. government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities.  As of the same date, the combined portfolio had a fair market value of $140.1 million and an amortized cost value of $152.9 million. At both March 31, 2023 and December 31, 2022, our investment securities portfolio represented approximately 17.3% of our total assets. The average yield on the average balance of investment securities for the three months ended March 31, 2023 was 2.64%, compared to 1.83% for the comparable period in 2022.

Loans. Our primary interest-earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate and home equity loans, including first and second mortgages, and consumer and other loans. Our goal is to maintain a high-quality portfolio of loans through sound underwriting and lending practices. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Our loans are priced based upon the degree of risk, collateral, loan amount, and maturity.

Nonperforming assets.  Overall, our credit quality remains stable. At March 31, 2023, the Company had 6 loans totaling $1.3 million in nonperforming assets compared to two loans totaling $343,000 at December 31, 2022.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income.

Allowance for Credit Losses. Management’s policy is to maintain the ACL at a level sufficient to absorb expected credit losses in the loan and debt securities portfolio as of the balance sheet date. The allowance is increased by a credit loss expense and decreased by charge-offs, net of recoveries. The Bank reported credit loss expense of $243,000 for the quarter ended March 31, 2023, attributed to fully reserving for one PPP loan and loan growth. The Company implemented the provisions of the Current Expected Credit Losses ("CECL") accounting standard January 1, 2023, resulting in a $2.6 million decrease to the ACL.  Management believes the ACL, which was $4.8 million, or 0.79%, of gross loans at March 31, 2023 is adequate to cover expected credit losses in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at March 31, 2023 were $717.2 million, a decrease of $14.3 million, or 2.0%, from December 31, 2022. The decrease is primarily attributed to some clients moving deposits to higher-paying banks and alternative higher-yielding investments. The average balance of noninterest-bearing deposits accounted for 27.5% of the average balance of total deposits for the three months ended March 31, 2023, compared to 26.9% for the three months ended March 31, 2022.  The Bank's core deposit base is well diversified with a balanced volume distribution between commercial (46%) and retail (46%) deposit accounts at March 31, 2023. Public fund accounts make up the remaining 8%. The Bank's estimated uninsured deposits were $240.4 million, or 34% of total deposits, at March 31, 2023, excluding collateralized public fund accounts.  Given the current interest rate environment, management is closely monitoring potential volatility in deposit balances.

Borrowings. The Bank has an agreement with FHLB and pledges its qualified loans as collateral which would allow the Bank, as of March 31, 2023, to borrow up to $92.4 million. At March 31, 2023, the Bank had $15 million in FHLB advances. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $59.0 million at March 31, 2023. There were no outstanding balances under these unsecured lines of credit at March 31, 2023.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with TNB. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate and was 8.00% at March 31, 2023. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Bank. At March 31, 2023, the Company had a $1,725,000 outstanding loan balance.

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

As shown in the following table, the Company's net interest margin improved 104 basis points from the first quarter of 2022 due to a change in the earning assets mix and higher yields which outpaced the higher cost of funds. Management anticipates that the volume of net interest income and the net interest margin will be challenged the rest of the year due to industry-wide pressure for overall liquidity maintenance and funding demands.

	For the Three Months Ended March 31,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$602,022	$7,958	5.29%	$489,263	$5,684	4.65%
Loans held for sale	7,345	86	4.68	10,550	100	3.79
Debt securities	141,268	933	2.64	84,088	385	1.83
Other(2)	19,335	222	4.59	230,348	124	0.22
Total interest-earning assets	769,970	$9,199	4.78%	814,249	$6,293	3.09%
Noninterest-earning assets	40,538			38,599
Total assets	$810,508			$852,848

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$482,788	$1,387	1.15%	$517,506	$335	0.26%
Time deposits	42,099	146	1.39	48,920	68	0.56
Total interest-bearing deposits	524,887	1,533	1.17	566,426	403	0.28
Other borrowings and FHLB advances	7,301	111	6.08	3,717	31	3.34
Total interest-bearing liabilities	532,188	$1,644	1.24%	570,143	$434	0.30%
Noninterest-bearing deposits	198,790			208,793
Noninterest-bearing liabilities	9,074			3,328
Stockholders' equity	70,456			70,584
Total liabilities and stockholders' equity	$810,508			$852,848

Net earning assets	$237,782			$244,106
Net interest income		$7,555			$5,859
Interest rate spread (3)			3.54%			2.79%
Net interest margin(4)			3.92%			2.88%

Ratio of interest-earning assets to average interest-bearing liabilities	144.68%			142.81%

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.
(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized on a 30/360 basis.
(5) Annualized

Comparison of Operating Results for the THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Earnings Summary
(dollars in thousands)
			Change 1Q'23 vs. 1Q'22
	1Q'23	1Q'22	Amount	Percentage
Net Interest Income	$7,555	$5,859	$1,696	28.9%
Credit loss expense (income)	243	(371)	614	N/A
Noninterest income	441	518	(77)	(14.9)
Noninterest expense	4,455	3,780	675	17.9
Income Taxes	797	727	70	9.6
Net earnings	$2,501	$2,241	$260	11.6%

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and debt securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 1Q'23 vs. 1Q'22
	1Q'23	1Q'22	Amount	Percentage
Interest income:
Loans	$8,044	$5,784	$2,260	39.1%
Securities	933	385	548	142.3
Other	222	124	98	79.0
Total interest income	$9,199	$6,293	$2,906	46.2%
Interest expense:
Deposits	1,533	403	$1,130	280.4%
Other borrowings	111	31	80	258.1
Total interest expense	1,644	434	1,210	278.8
Net interest income	$7,555	$5,859	$1,696	28.9%

Compared to the first quarter of 2022, a change in the earnings asset mix and higher yields on interest-earning assets drove the improvement in interest income.  Higher interest expense is attributed to the rising cost of average interest-bearing liabilities which increased to 1.24%, from 0.30% a year ago, as a result of the rising rate environment.  The total cost of average deposits (including noninterest-bearing deposits) increased from 0.21% to 0.85%, while average deposit balances are down $51.5 million, or 6.7%, from the first quarter of 2022.  The average balance of other borrowings and FHLB advances increased from $3.7 million at March 31, 2022 to $7.3 million at March 31, 2023.

Credit Loss Expense

The Company adopted ASC 326 effective January 1, 2023 using the modified retrospective method for loans and off-balance-sheet (“OBS”) credit exposures. Results for reporting periods beginning after December 31, 2022 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a one-time cumulative-effect adjustment to the ACL of $2.6 million which was recognized through a $1.9 million adjustment to retained earnings, net of taxes. This adjustment brought the beginning balance of the ACL to $4.5 million as of January 1, 2023.

Credit loss expense is charged to earnings to increase the ACL to a level deemed appropriate by management. The expense is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio.  Credit loss expense was $243,000 for the quarter due to fully reserving for a $125,000 PPP loan and funded loan growth in the quarter.

While management believes the estimates and assumptions used in its determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established ACL, or that any increases to the ACL that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our ACL based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)			Change 1Q'23 vs. 1Q'22
	1Q'23	1Q'22	Amount	Percentage
Service charges and fees on deposit accounts	$85	$68	$17	25.0%
Debit card/ATM revenue, net	151	129	22	17.1
Mortgage banking revenue, net	54	165	(111)	(67.3)
Income from bank-owned life insurance	94	95	(1)	(1.1)
Other income	57	61	(4)	(6.6)
Total noninterest income	$441	$518	$(77)	(14.9%)

Compared to a year ago, the decline in mortgage banking revenue outpaced modest increases in service charges and fees on deposit accounts and income from debit cards and ATM cards leading to the 14.9% decrease in noninterest income.

Noninterest expense
(dollars in thousands)			Change 1Q'23 vs. 1Q'22
	1Q'23	1Q'22	Amount	Percentage
Salaries and employee benefits	$2,752	$2,160	$592	27.4%
Occupancy and equipment	409	408	1	0.2
Professional fees	135	146	(11)	(7.5)
Marketing	223	167	56	33.5
FDIC Assessment	84	124	(40)	(32.3)
Software maintenance and amortization	277	242	35	14.5
Other	575	533	42	7.9
Total noninterest expense	$4,455	$3,780	$675	17.9%

Compared to a year ago, the 17.9% increase in total noninterest expense is mostly attributed to higher salaries and employee benefits. Employee headcount increased from 99 FTEs at March 31, 2022 to 109 FTEs at March 31, 2023.  In addition to higher headcount, annual raises, higher group insurance costs, higher incentive accrual and increases to other employee benefit accounts also contributed to the overall increase.  Increases in marketing and software expenses reflect the needs of a growing company.  The Company's efficiency ratio was 55.72% in the first quarter of 2023 and has remained below 56.0% for the last four quarters.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $797,000 for the three months ended March 31, 2023, compared to income taxes of $727,000 for the three months ended March 31, 2022 with the increase attributed to higher pre-tax earnings.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities.  Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of securities pledged to the QPD program was $13.5 million at March 31, 2023 compared to $13.3 million at December 31, 2022. At March 31, 2023, on-balance sheet liquidity (consisting of cash and cash equivalents and unpledged debt securities at fair value) was $149.2 million, compared to $165.8 million at December 31, 2022.

The Bank also has external sources of funds through the FHLB and unsecured lines of credit with correspondent banks. At March 31, 2023, the Bank had access to approximately $92.4 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $59.0 million in unsecured lines of credit maintained with correspondent banks.  There was a $15 million FHLB advance outstanding at March 31, 2023. The Company also has a $15 million revolving line of credit with TNB that matures in August 2025. As of March 31, 2023, the Company's outstanding borrowings under this line totaled $1.7 million leaving availability of $13.3 million. At March 31, 2023, available secured and unsecured borrowing capacity was $164.7 million.  When combined with maximum available brokered and wholesale funding capacity of $204.1 million, off balance sheet funding sources totaled $368.8 million.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At March 31, 2023, total deposits were $717.2 million, of which $26.7 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). Deposit balances decreased $14.3 million since December 31, 2022, mostly attributed to a shift in some consumer interest-bearing deposits to higher-paying Banks and higher yielding alternative investments.  At March 31, 2023, the Bank's estimated uninsured deposits were $240.4 million (excluding collateralized public fund accounts), or 34% of total deposits.

At March 31, 2023, total liquidity sources of $518 million, or 72.2% of total deposits, represent 216% of estimated uninsured deposits.

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

CAPITAL RESOURCES

Stockholders’ equity was $72.7 million at March 31, 2023 compared to $67.1 million at December 31, 2022. The $5.6 million increase in equity is attributed to first quarter net income of $2.5 million, the $1.9 million tax-effected positive impact of adopting CECL, and a $1.5 million favorable change in the accumulated other comprehensive loss on debt securities available for sale, partially offset by common stock dividends of $698,000 ($0.22 per common share).  In 2020, the Company obtained a $15 million 5-year revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At March 31, 2023, the Company had a $1.73 million outstanding loan balance under this Line of Credit and $15.0 million in FHLB advances at March 31, 2023.  Available credit lines with other banks and FHLB availability totaled $164.7 million at March 31, 2023.

At March 31, 2023, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations.

The following is a summary at March 31, 2023 and December 31, 2022 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2023
Tier 1 Leverage Capital	$82,784	10.13%	$32,696	4.00%	$40,871	5.00%
Common Equity Tier 1 Risk-based Capital	82,784	13.07	28,500	4.50	41,166	6.50
Tier 1 Risk-based Capital	82,784	13.07	37,999	6.00	50,666	8.00
Total Risk-based Capital	87,586	13.83	50,666	8.00	63,332	10.00

As of December 31, 2022
Tier 1 Leverage Capital	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Risk-based Capital	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Risk-based Capital	81,100	12.90	37,720	6.00	50,294	8.00
Total Risk-based Capital	88,245	14.04	50,294	8.00	62,867	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending March 31, 2023 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2023, the Company issued 1,573 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $40,000.  These shares were all issued in accordance with SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities is a director of the Company and resides within the State of Florida.

Also during the first quarter of 2023, the Company issued 3,834 restricted stock shares to employees as part of their compensation.  The shares were valued at $100,000 at the date of grant and were issued in accordance with the benefit plan exemption from registration pursuant to SEC Rule 701.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2015	Exhibit 3.3 to Form 10-Q filed on August 11, 2016

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

3.5	Third Amendment to Bylaws dated February 19, 2021	Exhibit 3.5 to Form 8-K filed on February 18, 2021

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

4.2	2010 Articles of Share Exchange	Exhibit 4.2 to Registration Statement on Form S-1 filed on October 18, 201

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME MERIDIAN HOLDING COMPANY

May 10, 2023
	By:	/s/ Sammie D. Dixon, Jr.

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
May 10, 2023
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer