Form 10-Q
period 2023-06-30
Prime Meridian Holding Co
filed 2023-08-08
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2023: 3,191,816

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$7,900	$8,119
Federal funds sold	9,657	19,259
Interest-bearing deposits	4,242	12,410
Total cash and cash equivalents	21,799	39,788
Debt securities available for sale at fair value (amortized cost of $139,389 and $142,797)	126,792	129,436
Debt securities held to maturity (fair value of $10,403 and $9,917)	11,827	11,805
Loans held for sale	6,614	7,058
Loans, net of allowance for credit losses of $4,729 and $7,145	614,744	588,715
Federal Home Loan Bank stock	1,895	463
Premises and equipment, net	7,746	8,022
Right of use operating lease asset	2,934	3,044
Accrued interest receivable	2,713	2,385
Bank-owned life insurance	16,722	16,532
Other assets	7,253	7,924
Total assets	$821,039	$815,172

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$189,362	$197,987
Savings, NOW and money-market deposits	450,820	493,439
Time deposits	62,646	40,109
Total deposits	702,828	731,535
Other borrowings	-	4,275
Federal Home Loan Bank advances	35,000	-
Official checks	1,114	4,090
Operating lease liability	3,111	3,208
Other liabilities, net	4,816	5,011
Total liabilities	746,869	748,119
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,190,052 and 3,164,491 issued and outstanding	32	32
Additional paid-in capital	40,259	39,718
Retained earnings	43,284	37,278
Accumulated other comprehensive loss	(9,405)	(9,975)
Total stockholders' equity	74,170	67,053
Total liabilities and stockholders' equity	$821,039	$815,172

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Interest income:
Loans	$8,570	$6,029	$16,614	$11,813
Debt securities	925	737	1,858	1,122
Other	184	331	406	455
Total interest income	9,679	7,097	18,878	13,390
Interest expense:
Deposits	1,917	415	3,450	818
Other borrowings	409	40	520	71
Total interest expense	2,326	455	3,970	889
Net interest income	7,353	6,642	14,908	12,501
Credit loss expense	325	731	568	360
Net interest income after credit loss expense	7,028	5,911	14,340	12,141
Noninterest income:
Service charges and fees on deposit accounts	84	73	169	141
Debit card/ATM revenue, net	149	143	300	272
Mortgage banking revenue, net	75	139	129	304
Income from bank-owned life insurance	96	94	190	189
Other income	59	55	116	116
Total noninterest income	463	504	904	1,022
Noninterest expense:
Salaries and employee benefits	2,743	2,238	5,495	4,398
Occupancy and equipment	399	396	808	804
Professional fees	132	130	267	276
Marketing	250	213	473	380
FDIC assessment	87	84	171	208
Software maintenance, amortization and other	294	285	571	527
Other	616	536	1,191	1,069
Total noninterest expense	4,521	3,882	8,976	7,662
Earnings before income taxes	2,970	2,533	6,268	5,501
Income taxes	713	566	1,510	1,293
Net earnings	$2,257	$1,967	$4,758	$4,208

Earnings per common share:
Basic	$0.71	$0.62	$1.49	$1.34
Diluted	0.70	0.62	1.48	1.32
Cash dividends per common share	-	-	0.22	0.18

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net earnings	$2,257	$1,967	$4,758	$4,208
Other comprehensive income (loss):
Change in unrealized loss on debt securities available for sale-
Unrealized (loss) gain arising during the period	(1,216)	(4,397)	764	(8,762)
Deferred income tax benefit (expense) on above change	308	1,114	(194)	2,221
Total other comprehensive (loss) income	(908)	(3,283)	570	(6,541)
Comprehensive income (loss)	$1,349	$(1,316)	$5,328	$(2,333)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Six Months ended June 30, 2023 and 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
(dollars in thousands)
Balance at December 31, 2021	3,129,046	$31	$38,909	$28,164	$(73)	$67,031
Net earnings for the three months ended March 31, 2022 (unaudited)	-	-	-	2,241	-	2,241
Dividends paid (unaudited)	-	-	-	(567)	-	(567)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(3,258)	(3,258)
Stock options exercised (unaudited)	12,240	-	210	-	-	210
Common stock issued as compensation to directors (unaudited)	1,189	-	31	-	-	31
Issuance of restricted stock (unaudited)	7,786	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	73	-	-	73
Balance at March 31, 2022 (unaudited)	3,150,261	$31	$39,223	$29,838	$(3,331)	$65,761
Net earnings for the three months ended June 30, 2022 (unaudited)	-	-	-	1,967	-	1,967
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(3,283)	(3,283)
Stock options exercised (unaudited)	4,000	-	80	-	-	80
Common stock issued as compensation to directors (unaudited)	1,047	-	29	-	-	29
Stock-based compensation (unaudited)	-	-	75	-	-	75
Balance at June 30, 2022 (unaudited)	3,155,308	$31	$39,407	$31,805	$(6,614)	$64,629

Balance at December 31, 2022	3,164,491	$32	$39,718	$37,278	$(9,975)	$67,053
Impact of adopting ASC 326 (net of tax)	-	-	-	1,946	-	1,946
Net earnings for the three months ended March 31, 2023 (unaudited)	-	-	-	2,501	-	2,501
Dividends paid (unaudited)	-	-	-	(698)	-	(698)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	1,478	1,478
Stock options exercised (unaudited)	15,867	-	273	-	-	273
Common stock issued as compensation to directors (unaudited)	1,573	-	40	-	-	40
Issuance of restricted stock (unaudited)	3,834	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	83	-	-	83
Balance at March 31, 2023 (unaudited)	3,185,765	$32	$40,114	$41,027	$(8,497)	$72,676
Net earnings for the three months ended June 30, 2023 (unaudited)	-	-	-	2,257	-	2,257
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(908)	(908)
Stock options exercised (unaudited)	2,750	-	56	-	-	56
Common stock issued as compensation to directors (unaudited)	1,537	-	40	-	-	40
Stock-based compensation (unaudited)	-	-	49	-	-	49
Balance at June 30, 2023 (unaudited)	3,190,052	$32	$40,259	$43,284	$(9,405)	$74,170

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net earnings	$4,758	$4,208
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	359	327
Credit loss expense	568	360
Net amortization (accretion) of deferred loan fees	134	(606)
Net (accretion) amortization of premiums and discounts on debt securities	(138)	51
Gain on sale of loans held for sale	(129)	(304)
Proceeds from the sale of loans held for sale	32,873	50,917
Loans originated as held for sale	(32,300)	(49,570)
Stock issued as compensation to directors	80	60
Stock-based compensation expense	132	148
Income from bank-owned life insurance	(190)	(189)
Net increase in accrued interest receivable	(328)	(428)
Net change in operating leases	13	13
Net increase in other assets	(183)	(1,250)
Net (decrease) increase in other liabilities and official checks	(3,219)	13
Net cash provided by operating activities	2,430	3,750
Cash flows from investing activities:
Loan originations, net of principal repayments	(24,077)	(47,122)
Purchase of debt securities available for sale	-	(74,891)
Purchase of debt securities held to maturity	-	(8,772)
Principal repayments of debt securities available for sale	3,514	6,454
Maturities and calls of debt securities available for sale	10	-
Purchase of Federal Home Loan Bank stock	(1,432)	(97)
Purchase of premises and equipment	(83)	(593)
Net cash used in investing activities	(22,068)	(125,021)
Cash flows from financing activities:
Net (decrease) increase in deposits	(28,707)	21,647
Change in other borrowings	(4,275)	550
Increase in Federal Home Loan Bank advances	35,000	-
Proceeds from stock options exercised	329	290
Common stock dividends paid	(698)	(567)
Net cash provided by financing activities	1,649	21,920
Net decrease in cash and cash equivalents	(17,989)	(99,351)
Cash and cash equivalents at beginning of period	39,788	233,473
Cash and cash equivalents at end of period	$21,799	$134,122
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$3,806	$904
Income taxes	$1,910	$1,825
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income tax benefit	$570	$(6,541)
Impact of adopting ASC 326 (net of tax)	$1,946	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on March 9, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income (Loss). GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income (loss). The only component of other comprehensive income (loss) is the net change in the unrealized loss on debt securities available for sale.

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

	January 1, 2023
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(In thousands)
Assets:
Allowance for credit losses on loans	$4,539	$7,145	$(2,606)
Deferred tax asset (other assets)	$-	$-	$660

Equity:
Retained earnings (impact of adopting ASC 326, net of taxes)	$-	$-	$1,946

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued

Summary of Significant Accounting Policies

The following is a summary of the Company's significant accounting policies with respect to ASC 326:

ACL -  Debt Securities Available for Sale. Management uses a systematic methodology to determine its ACL for debt securities available for sale. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis to determine whether there is a credit loss associated with the decline in fair value. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either one of the criteria regarding intent or requirement to sell is met, an ACL is established to reflect the difference between the debt security's amortized cost basis and its fair value. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which the fair value is less than the amortized cost basis, among various other factors, including the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the debt security's fair value and historical loss information for financial assets secured with similar collateral among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded, which is limited by the amount that the fair value is less than the amortized cost basis. Credit losses are calculated individually, rather than collectively. Any impairment that has not been recorded through an ACL is recognized in other comprehensive (loss) income.

Changes in the ACL are recorded as credit loss expense. Losses are charged against the ACL when management believes the collectability of the debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of June 30, 2023, the accrued interest receivable for debt securities available for sale recognized in accrued interest receivable was $460,000.

ACL – Debt Securities Held to Maturity. The Company measures expected credit losses on debt securities held to maturity on a collective basis by major security type. U.S. agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Taxable municipal securities are highly rated by major credit agencies. A debt security is placed on nonaccrual status at the time any principal or interest payments become ninety days delinquent. Interest accrued but not received for a debt security placed on nonaccrual is reversed against interest income. During the three and six-month periods ended  June 30, 2023, there were no debt securities placed on nonaccrual.  The accrued interest receivable for debt securities held to maturity recognized in accrued interest receivable was $68,000.

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

The ACL for each class is measured through the use of the weighted-average remaining maturity (“WARM”) method. The FASB recognizes the WARM method as an acceptable approach for computing the ACL. In accordance with the WARM method, an annualized loss rate based on a combination of both the Company's and peers' historical loss rates ("historical loss") is applied to the amortized cost of an asset or pool of assets over the remaining expected life. Included in its systematic methodology to determine its ACL, management considers the need to qualitatively adjust model results for risk factors that are not considered within the Company’s loss estimation process but are nonetheless relevant in assessing the expected credit losses within our loan pools.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the statements of earnings when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of June 30, 2023, the accrued interest receivable for loans recorded in accrued interest receivable was $2,185,000.

The Company has a variety of assets that have a component that qualifies as an OBS exposure. These primarily include undrawn portions of revolving lines of credit. Management has determined that a majority of the Company's off-balance-sheet credit exposures are not unconditionally cancellable. Management used its judgement to determine funding rates. Management applied the funding rates, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Any adjustment to the ACL for unfunded commitments will be recognized through the ACL in the statements of earnings. As of June 30, 2023, a liability of $48,000 was recorded for expected credit losses on unfunded commitments.

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

Debt securities are classified according to management's intent. Our investments in U.S. agency mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At June 30, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$48,306	$-	$(2,040)	$46,266
Municipal securities	22,297	-	(2,387)	19,910
U.S. agency mortgage-backed securities	65,528	-	(8,049)	57,479
Asset-backed securities	3,258	-	(121)	3,137
Total	$139,389	$-	$(12,597)	$126,792

Debt Securities Held to Maturity
Municipal securities	$9,236	$9	$(1,246)	$7,999
U.S. agency mortgage-backed securities	2,591	-	(187)	2,404
Total	$11,827	$9	$(1,433)	$10,403

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$48,124	$-	$(2,219)	$45,905
Municipal securities	22,338	-	(2,874)	19,464
U.S. agency mortgage-backed securities	68,633	-	(8,131)	60,502
Asset-backed securities	3,702	-	(137)	3,565
Total	$142,797	$-	$(13,361)	$129,436

Debt Securities Held to Maturity
Municipal securities	$9,215	$-	$(1,695)	$7,520
U.S. agency mortgage-backed securities	2,590	-	(193)	2,397
Total	$11,805	$-	$(1,888)	$9,917

There were no debt securities available for sale sold during the three and six months ended June 30, 2023 and 2022.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At June 30, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(47)	$1,899	$(1,993)	$44,367
Municipal securities	(92)	3,063	(2,295)	16,847
U.S. agency mortgage-backed securities	(154)	4,228	(7,895)	53,251
Asset-backed securities	-	-	(121)	3,137
Total	$(293)	$9,190	$(12,304)	$117,602

Debt Securities Held to Maturity
Municipal securities	$(95)	$1,942	$(1,151)	$5,053
U.S. agency mortgage-backed securities	-	-	(187)	2,404
Total	$(95)	$1,942	$(1,338)	$7,457

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(1,384)	$40,926	$(835)	$4,979
Municipal securities	(999)	11,436	(1,875)	8,028
U.S. agency mortgage-backed securities	(3,246)	36,939	(4,885)	23,563
Asset-backed securities	(102)	2,461	(35)	1,104
Total	$(5,731)	$91,762	$(7,630)	$37,674

Debt Securities Held to Maturity
Municipal securities	$(1,695)	$7,520	$-	$-
U.S. agency mortgage-backed securities	(193)	2,397	-	-
Total	$(1,888)	$9,917	$-	$-

The unrealized losses at June 30, 2023 and December 31, 2022 on 105 and 106 debt securities, respectively, were caused by market conditions such as interest rate movements, and not changes in credit quality. It is expected that the debt securities would not be settled at a price less than the par value of the debt securities. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these debt securities until a market price recovery or maturity, these debt securities are not considered other-than-temporarily impaired. Therefore, at June 30, 2023, no ACL on debt securities has been recorded.

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

Any credit loss component would be recognized through a credit loss expense. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the debt securities, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer's financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the debt securities. The Company determined that the U.S. government agency and treasury securities (including mortgage-backed securities) have a zero expected credit loss. All of the government agency securities have the full faith and credit backing of the United States government or one of its agencies. Municipal securities and asset-backed securities that do not have a zero expected credit loss are evaluated quarterly by a third-party resource to determine whether there is a credit loss associated with a decline in fair value. At June 30, 2023 and December 31, 2022, all municipal and asset-backed securities were rated as investment grade. All debt securities in an unrealized loss position as of  June 30, 2023 continue to perform as scheduled and we do not believe that there is a credit loss or that a credit loss expense is necessary. At June 30, 2023, no debt securities are on nonaccrual. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At June 30, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$46,266	$41,220	$5,046	$-
Municipal securities	19,910	-	19,910	-
U.S. agency mortgage-backed securities	57,479	-	57,479	-
Asset-backed securities	3,137	-	3,137	-
Total	$126,792	$41,220	$85,572	$-

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$45,905	$-	$45,905	$-
Municipal securities	19,464	-	19,464	-
U.S. agency mortgage-backed securities	60,502	-	60,502	-
Asset-backed securities	3,565	-	3,565	-
Total	$129,436	$-	$129,436	$-

The scheduled maturities of debt securities are as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(in thousands)
Due in less than one year	$19,492	$19,020	$-	$-
Due in one to five years	30,836	29,500	-	-
Due in five to ten years	17,951	15,625	2,037	1,942
Due after ten years	5,582	5,168	7,199	6,057
U.S. agency mortgage-backed securities	65,528	57,479	2,591	2,404
Total	$139,389	$126,792	$11,827	$10,403

At June 30, 2023 and December 31, 2022, debt securities with a fair value of $13.3 million were pledged as collateral for public deposits.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At June 30, 2023	At December 31, 2022
Real estate mortgage loans:
Commercial	$205,460	$202,263
Residential and home equity	234,486	224,211
Construction	83,704	75,151
Total real estate mortgage loans	523,650	501,625

Commercial loans	90,290	86,308
Consumer and other loans	5,525	7,698
Total loans	619,465	595,631

Add (deduct):
Net deferred loan costs	8	229
Allowance for credit losses	(4,729)	(7,145)
Loans, net	$614,744	$588,715

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that are typically owner-occupied, but also includes nonowner-occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. Commercial loans that are secured by nonowner-occupied commercial real estate are underwritten by assessing the property’s current and future income potential and appraised value.  For both owner-occupied and nonowner-occupied commercial loans, the maturity is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on these types of loans are fixed for five years or less after which they may adjust based upon a predetermined spread over a market index rate. At times, a rate may be fixed for longer than five years.  As part of our credit underwriting standards, the Company typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower and the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flows and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities. Other types include multifamily properties, hotels, mixed-use residential and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Furthermore, construction loans, owner-occupied and nonowner-occupied commercial real estate loans, and commercial loan relationships in excess of $1 million are reviewed at least annually. The Company determines the appropriate loan grade during the renewal process and reevaluates the loan grade in situations when a loan becomes past due.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2023.

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial Real Estate Loans
Pass	$16,200	$57,560	$29,783	$42,640	$12,859	$42,316	$2,077	$203,435
Special mention	-	-	-	-	-	1,770	-	1,770
Substandard	-	-	-	255	-	-	-	255
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial real estate loans	$16,200	$57,560	$29,783	$42,895	$12,859	$44,086	$2,077	$205,460
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and Home Equity Loans
Pass	$19,144	$50,404	$61,170	$31,337	$11,447	$31,420	$26,928	$231,850
Special mention	-	164	1,587	274	-	205	362	2,592
Substandard	-	-	-	-	-	-	44	44
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-		-
Total residential loans	$19,144	$50,568	$62,757	$31,611	$11,447	$31,625	$27,334	$234,486
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction Loans
Pass	$16,644	$35,638	$18,511	$1,565	$2,935	$1,786	$5,489	$82,568
Special mention	-	-	-	-	-	-	-	-
Substandard	-	637	-	122	-	-	377	1,136
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction loans	$16,644	$36,275	$18,511	$1,687	$2,935	$1,786	$5,866	$83,704
Current period gross write-offs	$-	$-	$-	$346	$-	$-	$-	$346

Commercial Loans
Pass	$7,758	$13,410	$7,999	$4,184	$5,284	$6,055	$45,213	$89,903
Special mention	50	-	2	58	233	44	-	387
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial loans	$7,808	$13,410	$8,001	$4,242	$5,517	$6,099	$45,213	$90,290
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Other Loans
Pass	$665	$879	$333	$136	$380	$216	$2,916	$5,525
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer & other loans	$665	$879	$333	$136	$380	$216	$2,916	$5,525
Current period gross write-offs	$22	$-	$-	$-	$-	$-	$-	$22

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following table summarizes the risk rating of loans at December 31, 2022.

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2022
Grade:
Pass	$200,192	$221,552	$74,516	$85,874	$7,696	$589,830
Special mention	1,794	2,616	635	368	2	5,415
Substandard	277	43	-	66	-	386
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$202,263	$224,211	$75,151	$86,308	$7,698	$595,631

A loan is defined as a past due loan when one full or partial payment is past due or a contractual maturity is over 30 days past due.  Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2023
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$205,205	$255	$205,460
Residential and home equity	337	256	-	593	233,893	-	234,486
Construction	-	-	-	-	82,568	1,136	83,704
Commercial loans	233	-	-	233	90,057	-	90,290
Consumer and other loans	-	-	-	-	5,525	-	5,525
Total	$570	$256	$-	$826	$617,248	$1,391	$619,465

At December 31, 2022
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$201,986	$277	$202,263
Residential and home equity	1,383	413	349	2,145	222,066	-	224,211
Construction	651	-	55	706	74,445	-	75,151
Commercial loans	293	160	-	453	85,789	66	86,308
Consumer and other loans	-	-	-	-	7,698	-	7,698
Total	$2,327	$573	$404	$3,304	$591,984	$343	$595,631

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. The following table presents the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on accrual by class of loans and the related ACL, if any, as of June 30, 2023.

(in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ Days Still Accruing
At June 30, 2023
Commercial real estate	$255	$255	$-	$-
Construction	1,136	1,014	122	-
Total	$1,391	$1,269	$122	$-

The following table presents the amortized cost basis of impaired loans and their associated allowance, if any, as of  December 31, 2022.

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2022
Commercial real estate	$277	$277	$-	$-	$-	$277	$277	$-
Commercial	-	-	66	66	14	66	66	14
Consumer and other loans	2	2	-	-	-	2	2	-
Total	$279	$279	$66	$66	$14	$345	$345	$14

The restructuring of a loan exists if the creditor grants a modification as a result of financial hardship. A loan modification  may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. The Company entered into no new restructured loans during the three and six months ended June 30, 2023 and 2022.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Allowance for Credit Losses

Activity in the ACL is summarized as follows:

	Loans
	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total Funded Loans	Unfunded Commitments	Total
Three Month Period Ended June 30, 2023
Beginning balance	$1,606	$1,742	$540	$895	$19	$4,802	$-	$4,802
Credit loss (income) expense	(20)	69	350	(124)	2	277	48	325
Charge-offs	-	-	(346)	-	(7)	(353)	-	(353)
Recoveries	-	-	-	-	3	3	-	3
Ending balance	$1,586	$1,811	$544	$771	$17	$4,729	$48	$4,777

Three Month Period Ended June 30, 2022
Beginning balance	$1,701	$2,203	$798	$1,074	$111	$5,887	-	$5,887
Provision for loan losses	350	227	69	65	20	731	-	731
Net recoveries (charge-offs)	-	-	-	4	(11)	(7)	-	(7)
Ending balance	$2,051	$2,430	$867	$1,143	$120	$6,611	$-	$6,611

Six Month Period Ended June 30, 2023
Beginning balance	$2,303	$2,607	$922	$1,223	$90	$7,145	$-	$7,145
Impact of adopting ASC 326	(740)	(892)	(403)	(504)	(67)	(2,606)	-	(2,606)
Credit loss expense	23	96	371	19	11	520	48	568
Charge-offs	-	-	(346)	-	(22)	(368)	-	(368)
Recoveries	-	-	-	33	5	38	-	38
Ending balance	$1,586	$1,811	$544	$771	$17	$4,729	$48	$4,777

Six Month Period Ended June 30, 2022
Beginning balance	$1,762	$2,139	$857	$1,125	$91	$5,974	-	$5,974
Provision (Credit) for loan losses	289	291	10	(281)	51	360	-	360
Net recoveries (charge-offs)	-	-	-	299	(22)	277	-	277
Ending balance	$2,051	$2,430	$867	$1,143	$120	$6,611	$-	$6,611

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology.  The following table is a disclosure related to the allowance for loan losses in prior periods.

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2022
Individually evaluated for impairment:
Recorded investment	$277	$-	$-	$66	$2	$345
Balance in allowance for loan losses	$-	$-	$-	$14	$-	$14

Collectively evaluated for impairment:
Recorded investment	$201,986	$224,211	$75,151	$86,242	$7,696	$595,286
Balance in allowance for loan losses	$2,303	$2,607	$922	$1,209	$90	$7,131

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Regulatory Capital

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2023, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  June 30, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2023, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2023
Tier 1 Leverage Capital	$82,221	9.98%	$32,958	4.00%	$41,198	5.00%
Common Equity Tier 1 Risk-based Capital	82,221	13.00	28,450	4.50	41,095	6.50
Tier 1 Risk-based Capital	82,221	13.00	37,934	6.00	50,579	8.00
Total Risk-based Capital	86,998	13.76	50,579	8.00	63,223	10.00

As of December 31, 2022
Tier 1 Leverage Capital	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Risk-based Capital	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Risk-based Capital	81,100	12.90	37,720	6.00	50,294	8.00
Total Risk-based Capital	88,245	14.04	50,294	8.00	62,867	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2023 and 2022, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2023			2022
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending June 30:
Basic EPS:
Net earnings	$2,257	3,189,353	$0.71	$1,967	3,151,760	$0.62
Effect of dilutive securities-incremental shares from assumed conversion of stock options		12,178			37,559
Diluted EPS:
Net earnings	$2,257	3,201,531	$0.70	$1,967	3,189,319	$0.62

Six Months Ending June 30:
Basic EPS:
Net earnings	$4,758	3,182,618	$1.49	$4,208	3,147,428	$1.34
Effect of dilutive securities-incremental shares from assumed conversion of stock options		28,477			41,374
Diluted EPS:
Net earnings	$4,758	3,211,095	$1.48	$4,208	3,188,802	$1.32

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans

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

As of June 30, 2023 177,413 shares are available to be issued under the 2015 Stock Plan as restricted stock, underlying options, or otherwise. A summary of the stock option activity for the six months ended June 30, 2023 and 2022 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2021	268,657	$20.23
Options exercised	(16,240)	(17.92)
Options forfeited	(50)	(20.09)
Outstanding at June 30, 2022	252,367	$20.38
Options granted	3,500	$25.37
Options exercised	(4,000)	$(20.09)
Options forfeited	(500)	(20.09)
Outstanding at December 31, 2022	251,367	$19.99
Options exercised	(18,617)	(20.09)
Options forfeited	(50)	(20.09)
Outstanding at June 30, 2023	232,700	$20.68	5.0	$196,000
Exercisable at June 30, 2023	210,000	$20.21	4.9	$189,000

The fair value of shares vested and recognized as compensation expense was $49,000 and $75,000 for the three months ended June 30, 2023 and 2022, respectively, and $132,000 and $148,000 for the six months ended June 30, 2023 and 2022, respectively. These amounts include expense recognized on restricted common stock shares of $38,000 and $31,000 for the three months ended June 30, 2023 and 2022, respectively, and $76,000 and $60,000 for the six months ended June 30, 2023 and 2022, respectively. The deferred tax benefit related to stock options was $1,000 and $5,000 for the three months ended June 30, 2023 and 2022, respectively, and $5,000 and $10,000 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was $123,000 in unrecognized compensation expense related to unvested stock options granted under the 2015 Plan, with an average remaining vesting period of 3.43 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans, Continued

Restricted Stock

During the six months ended June 30, 2023 and 2022, the Company issued 3,834 and 7,786 restricted common stock shares, respectively, to some of its executives. The restricted stock awards are on a three-year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2021	7,838	$18.88	$148,000
Non-vested restricted stock granted	7,786	$28.31	220,000
Restricted stock shares vested in 2022	(3,838)	(18.98)	(73,000)
Non-vested restricted stock outstanding at June 30, 2022	11,786	$25.08	$295,000
Non-vested restricted stock granted	2,417	$26.35	$64,000
Non-vested restricted stock outstanding at December 31, 2022	14,203	$25.30	$359,000
Non-vested restricted stock granted	3,834	$26.08	$100,000
Restricted stock shares vested in 2023	(5,234)	(23.71)	(124,000)
Non-vested restricted stock outstanding at June 30, 2023	12,803	$26.18	$335,000

During the six months ended June 30, 2023 and 2022, the Company recognized $76,000 and $60,000, respectively, as expense related to restricted stock grants.  At June 30, 2023, the Company had $262,000 in unrecognized expense related to unvested restricted shares to be recognized over a weighted-average period of 1.95 years.

Director s’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended June 30, 2023 and 2022  our directors received 1,537 and 1,047 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $40,000 and $29,000, respectively. For the six months ended June 30, 2023 and 2022  our directors received 3,110 and 2,236 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $80,000 and $60,000, respectively.  At  June 30, 2023, 33,252 shares remained available for grant.

(8)	Other Borrowings

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate on the line of credit adjusts daily to the then-current Wall Street Journal Prime Rate. At June 30, 2023, the interest rate was 8.25%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At June 30, 2023 and December 31, 2022, the Company had an outstanding loan balance under this line of credit of $0 and $4,275,000, respectively.

The Company incurred $16,000 and $80,000 in interest expense related to the $15 million revolving line of credit for the three and six months ended June 30, 2023, compared to $40,000 and $71,000 for the three and six months ended June 30, 2022, respectively.

(9)	Federal Home Loan Bank Advances

Federal Home Loan Bank of Atlanta (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $76.4 million at  June 30, 2023.  The Company had $35 million in FHLB advances at  June 30, 2023 and no advances at  December 31, 2022.  The following table details rate and maturity information for FHLB advances as of June 30, 2023.

(dollars in thousands)
Maturity Year	Interest Rate	Amount
2023	5.16% - 5.32%	$20,000
2024	4.48% - 4.83%	10,000
2025	4.18%	5,000
		$35,000

The Company incurred $393,000 and $440,000 in interest expense related to FHLB advances for the three and six months ended June 30, 2023, compared to $0 for the three and six months ended June 30, 2022.

(10)	Derivative Financial Instruments

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

	At June 30, 2023	At December 31, 2022
(dollars in thousands)
Notional amount - interest rate swaps:
Stand-alone derivatives	$19,905	$20,084

Weighted-average pay rate - interest rate swaps	3.68%	3.68%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	12.1	12.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$2,462	$2,352
Stand-alone derivatives - interest rate swaps (other liabilities)	$(2,462)	$(2,352)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(11)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At June 30, 2023		At December 31, 2022
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$21,799	$21,799	$39,788	$39,788
Debt securities available for sale	2	126,792	126,792	129,436	129,436
Debt securities held to maturity	2	11,827	10,403	11,805	9,917
Loans held for sale	3	6,614	6,716	7,058	7,170
Loans, net	3	614,744	552,860	588,715	548,166
Federal Home Loan Bank stock	3	1,895	1,895	463	463
Accrued interest receivable	3	2,713	2,713	2,385	2,385
Bank-owned life insurance	3	16,722	16,722	16,532	16,532
Derivative contract assets	2	2,462	2,462	2,352	2,352

Financial liabilities:
Deposits	3	702,828	703,205	731,535	731,506
FHLB Advances	3	35,000	34,897	-	-
Other borrowings	3	-	-	4,275	4,275
Derivative contract liabilities	2	2,462	2,462	2,352	2,352

Off-Balance Sheet Items	3	-	-	-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended  December 31, 2022.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(12)	Off-Balance Sheet Financial Instruments

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $481,000 at  June 30, 2023.

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

As of June 30, 2023, credit loss expense of $48,000 was included in the ACL for an unfunded loan commitment.  This portion of credit loss expense has been recorded in other liabilities.

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At June 30, 2023
(in thousands)
Commitments to extend credit	$8,249
Construction loans in process	$41,933
Unused lines of credit	$77,750
Standby financial letters of credit	$2,962
Guaranteed accounts	$1,338

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2022. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2023	December 31, 2022	June 30, 2022
Average equity as a percentage of average assets	8.83%	8.67%	7.65%
Equity to total assets at end of period	9.03	8.23	7.51
Return on average assets(1)	1.17	1.14	0.98
Return on average equity(1)	13.23	14.77	12.78
Noninterest expense to average assets(1)	2.21	1.91	1.78
Nonperforming loans to total loans at end of period	0.22	0.13	0.06
Nonperforming assets to total assets at end of period	0.17	0.09	0.04

(1) Annualized for the six months ended June 30, 2023 and 2022.

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

FINANCIAL CONDITION

Average assets totaled $817.7 million and $869.6 million for the three months ended June 30, 2023 and 2022, respectively, representing a period over period decrease of $51.9 million, or 6.0%.  Average assets totaled $814.1 million and $861.3 million for the six months ended June 30, 2023 and 2022, respectively, representing a period over period decrease of $47.2 million, or 5.5%. The decrease in average assets stemmed from a reduction in cash driven by lower deposit balances.  Management believes that the primary driver behind deposit run-off was more competitive pricing at certain banks and higher yielding alternative investments, such as Treasury Bills.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At June 30, 2023, our debt securities available for sale and held to maturity investment portfolios included highly rated U.S. government treasury and agency securities, U.S. agency mortgage-backed securities, U.S. government asset-backed securities, and municipal securities.  As of the same date, the combined portfolio had a fair market value of $137.2 million and an amortized cost value of $151.2 million. At June 30, 2023 and December 31, 2022, our investment securities portfolio represented approximately 16.9% and 17.3% of our total assets, respectively. The average yield on the average balance of investment securities for the six months ended June 30, 2023 was 2.64%, compared to 2.07% for the comparable period in 2022.

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

Nonperforming assets.  Overall, our credit quality remains stable. At June 30, 2023, the Company had five loans totaling $1.39 million in nonperforming assets compared to two loans totaling $343,000 at December 31, 2022.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income.

Allowance for Credit Losses. Management’s policy is to maintain the ACL at a level sufficient to absorb expected credit losses in the loan and debt securities portfolio as of the balance sheet date. The allowance is increased by credit loss expense and decreased by charge-offs, net of recoveries. The Bank reported credit loss expense of $325,000 for the quarter ended June 30, 2023 and $568,000 for the six months ended June 30, 2023, which included $48,000 in expense related to off-balance sheet commitments. The Company implemented the provisions of the Current Expected Credit Losses ("CECL") accounting standard January 1, 2023, resulting in a $2.6 million decrease to the ACL.  Management believes the ACL, which was $4.7 million, or 0.76%, of gross loans at June 30, 2023 is adequate to cover expected credit losses in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at June 30, 2023 were $702.8 million, a decrease of $28.7 million, or 3.9%, from December 31, 2022. The decrease is primarily attributed to some clients moving deposits to higher-paying banks and alternative higher-yielding investments. The average balance of noninterest-bearing deposits accounted for 27.6% of the average balance of total deposits for the six months ended June 30, 2023, compared to 26.9% for the six months ended June 30, 2022.  The Bank's core deposit base is well diversified with a fairly balanced volume distribution between commercial (51%) and retail (41%) deposit accounts at June 30, 2023. Public fund accounts made up the remaining 8%. The Bank's estimated uninsured deposits were $192.1 million, or 27% of total deposits, at June 30, 2023, excluding collateralized public fund accounts.  Given the current interest rate environment, management is closely monitoring potential future volatility in deposit balances.

Borrowings. The Bank has an agreement with FHLB and pledges its qualified loans as collateral which would allow the Bank, as of June 30, 2023, to borrow up to $76.4 million. At June 30, 2023, the Bank had $35 million in FHLB advances. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $59.0 million at June 30, 2023. There were no outstanding balances under these unsecured lines of credit at June 30, 2023.

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with TNB. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate and was 8.25% at June 30, 2023. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Bank. At June 30, 2023, the Company had a zero balance under this line.

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

As shown in the following table, for the three and six months ended June 30, 2023 and 2022, the Company's net interest margin improved 57 and 77 basis points due to a change in the earning asset mix and higher yields which outpaced the higher cost of funds. Management anticipates that the volume of net interest income and the net interest margin will be challenged the rest of the year due to industry-wide pressure for overall liquidity maintenance and funding demands.

	For the Three Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$613,318	$8,465	5.52%	$514,166	$5,912	4.60%
Loans held for sale	8,466	105	4.96	11,174	117	4.19
Debt securities	140,699	925	2.63	132,562	737	2.22
Other(2)	15,646	184	4.70	170,320	331	0.78
Total interest-earning assets	778,129	$9,679	4.98%	828,222	$7,097	3.43%
Noninterest-earning assets	39,540			41,391
Total assets	$817,669			$869,613

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$453,129	$1,585	1.40%	$536,209	$357	0.27%
Time deposits	55,192	332	2.41	43,611	58	0.53
Total interest-bearing deposits	508,321	1,917	1.51	579,820	415	0.29
Other borrowings	32,113	409	5.09	4,034	40	3.97
Total interest-bearing liabilities	540,434	$2,326	1.72%	583,854	$455	0.31%
Noninterest-bearing deposits	195,657			213,521
Noninterest-bearing liabilities	8,231			7,345
Stockholders' equity	73,347			64,893
Total liabilities and stockholders' equity	$817,669			$869,613

Net earning assets	$237,695			$244,368
Net interest income		$7,353			$6,642
Interest rate spread (3)			3.26%			3.12%
Net interest margin(4)			3.78%			3.21%

Ratio of interest-earning assets to average interest-bearing liabilities	143.98%			141.85%

(1) Includes nonaccrual loans

(2) Other interest-earning assets includes federal funds sold, interest-bearing deposits and FHLB stock.

(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.

(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized on a 30/360 basis.

(5) Annualized

	For the Six Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$615,610	$16,422	5.34%	$501,783	$11,596	4.62%
Loans held for sale	7,909	192	4.86	10,864	217	3.99
Debt securities	140,982	1,858	2.64	108,459	1,122	2.07
Other(2)	17,480	406	4.65	200,167	455	0.45
Total interest-earning assets	781,981	$18,878	4.83%	821,273	$13,390	3.26%
Noninterest-earning assets	32,127			40,004
Total assets	$814,108			$861,277

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$467,877	$2,972	1.27%	$526,909	$693	0.26%
Time deposits	48,682	478	1.96	46,251	125	0.54
Total interest-bearing deposits	516,559	3,450	1.34	573,160	818	0.29
Other borrowings	19,776	520	5.26	3,877	71	3.66
Total interest-bearing liabilities	536,335	$3,970	1.48%	577,037	$889	0.31%
Noninterest-bearing deposits	197,215			211,170
Noninterest-bearing liabilities	8,648			7,202
Stockholders' equity	71,910			65,868
Total liabilities and stockholders' equity	$814,108			$861,277

Net earning assets	$245,646			$244,236
Net interest income		$14,908			$12,501
Interest rate spread (3)			3.35%			2.95%
Net interest margin(4)			3.81%			3.04%

Ratio of interest-earning assets to average interest-bearing liabilities	145.80%			142.33%

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
(5) Annualized

Comparison of Operating Results for the THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Earnings Summary
(dollars in thousands)
			Change 2Q'23 vs. 2Q'22
	2Q'23	2Q'22	Amount	Percentage
Net Interest Income	$7,353	$6,642	$711	10.7%
Credit loss expense	325	731	(406)	(55.5)
Noninterest income	463	504	(41)	(8.1)
Noninterest expense	4,521	3,882	639	16.5
Income Taxes	713	566	147	26.0
Net earnings	$2,257	$1,967	$290	14.7%

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and debt securities, and interest expense on interest-bearing liabilities such as deposits.

Interest income
(dollars in thousands)
			Change 2Q'23 vs. 2Q'22
	2Q'23	2Q'22	Amount	Percentage
Interest income:
Loans	$8,570	$6,029	$2,541	42.1%
Debt securities	925	737	188	25.5
Other	184	331	(147)	(44.4)
Total interest income	9,679	7,097	2,582	36.4%
Interest expense:
Deposits	1,917	415	1,502	361.9%
Other borrowings	409	40	369	922.5
Total interest expense	2,326	455	1,871	411.2
Net interest income	$7,353	$6,642	$711	10.7%

Compared to the second quarter of 2022, a change in the earning asset mix and higher yields on interest-earning assets drove the improvement in net interest income, outpacing the effect of higher funding costs.  The average yield on interest-earning assets increased 155 basis points to 4.98% for the three months ended June 30, 2023 when compared to the same period a year ago, while the average cost of interest-bearing liabilities increased 141 basis points over the same time period.  When compared to the second quarter of 2022, the average balance of interest-earning assets declined $50.1 million, or 6.0%, and the average balance of interest-bearing liabilities decreased $43.4 million or 7.4%.

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

Credit loss expense is charged to earnings to increase the ACL to a level deemed appropriate by management. The expense is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. For the second quarter of 2022, credit loss expense of $731,000 was attributed to loan production during the quarter. For the second quarter of 2023, credit loss expense of $325,000 was attributed to $350,000 in net charge-off activity and loan growth during the quarter, and included $48,000 for an unfunded loan commitment which has been recorded in other liabilities.  The allowance for credit losses to total loans was 0.76% at June 30, 2023 compared to 1.20% at December 31, 2022.

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

Noninterest income
(dollars in thousands)			Change 2Q'23 vs. 2Q'22
	2Q'23	2Q'22	Amount	Percentage
Service charges and fees on deposit accounts	$84	$73	$11	15.1%
Debit card/ATM revenue, net	149	143	6	4.2
Mortgage banking revenue, net	75	139	(64)	(46.0)
Income from bank-owned life insurance	96	94	2	2.1
Other income	59	55	4	7.3
Total noninterest income	$463	$504	$(41)	(8.1%)

Comparing the three-month periods ending June 30, 2023 and 2022, the decline in mortgage banking revenue from 2022 outpaced increases in all other noninterest income categories.  Lower mortgage banking activity for 2023 reflects the negative impact of higher rates on refinancing and homebuying activity, compounded by inventory issues in our local markets.

Noninterest expense
(dollars in thousands)			Change 2Q'23 vs. 2Q'22
	2Q'23	2Q'22	Amount	Percentage
Salaries and employee benefits	$2,743	$2,238	$505	22.6%
Occupancy and equipment	399	396	3	0.8
Professional fees	132	130	2	1.5
Marketing	250	213	37	17.4
FDIC Assessment	87	84	3	3.6
Software maintenance and amortization	294	285	9	3.2
Other	616	536	80	14.9
Total noninterest expense	$4,521	$3,882	$639	16.5%

Compared to a year ago, the 16.5% increase in total noninterest expense is mostly attributed to higher salaries and employee benefits. Employee headcount increased to 108 FTEs at June 30, 2023 from 100 FTEs at June 30 2022.  In addition to higher headcount, annual raises, higher group insurance costs, higher incentive accrual and fewer deferred loan costs also contributed to the overall increase.  Increases in marketing and other noninterest expense reflect the needs of a growing company.  The Company's efficiency ratio was 57.84% in the second quarter of 2023.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $713,000 for the three months ended June 30, 2023, compared to income taxes of $566,000 for the three months ended June 30, 2022 with the increase attributed to higher pre-tax earnings.

Comparison of Operating Results for the SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Earnings Summary
(dollars in thousands)
	Six Months Ended		Change 2023 vs. 2022
	June 30, 2023	June 30, 2022	Amount	Percentage
Net Interest Income	$14,908	$12,501	$2,407	19.3%
Credit loss expense	568	360	208	57.8
Noninterest income	904	1,022	(118)	(11.5)
Noninterest expense	8,976	7,662	1,314	17.1
Income Taxes	1,510	1,293	217	16.8
Net earnings	$4,758	$4,208	$550	13.1%

Interest income
(dollars in thousands)
	Six Months Ended		Change 2023 vs. 2022
	June 30, 2023	June 30, 2022	Amount	Percentage
Interest income:
Loans	$16,614	$11,813	$4,801	40.6%
Debt securities	1,858	1,122	736	65.6
Other	406	455	(49)	(10.8)
Total interest income	18,878	13,390	5,488	41.0%
Interest expense:
Deposits	3,450	818	2,632	321.8%
Other borrowings	520	71	449	632.4
Total interest expense	3,970	889	3,081	346.6
Net interest income	$14,908	$12,501	$2,407	19.3%

Comparing the six months ended June 30, 2023 and 2022, a change in the earnings asset mix and higher yields on interest-earning assets drove the improvement in net interest income, outpacing the effect of higher funding costs.  The average yield on interest-earning assets increased 157 basis points to 4.83% for the six months ended June 30, 2023 when compared to the same period a year ago, while the average cost of interest-bearing liabilities increased 117 basis points over the same time period.  When compared to the six months ended June 30, 2022, the average balance of interest-earning assets declined $39.3 million, or 4.8%, and the average balance of interest-bearing liabilities decreased $40.7 million or 7.1%.

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

Credit loss expense is charged to earnings to increase the ACL to a level deemed appropriate by management. The expense is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. Through June 30, 2023, the Company reported credit loss expense of $568,000 compared to credit loss expense of $360,000 for the same period in 2022.  For the six months ended June 30, 2023, credit loss expense of $568,000 was attributed to loan growth and $330,000 in net charge-off activity.  For the six months ended June 30, 2022, loan production in the second quarter of 2022 led to credit loss expense of $731,000 which offset the $371,000 credit taking during the first quarter of 2022 due to flat loan growth (net PPP) and a $277,000 net recovery which reduced the historical factor on commercial loans by 19 basis points.

The allowance for credit losses to total loans was 0.76% at June 30, 2023 compared to 1.20% at December 31, 2022.

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

Noninterest income
(dollars in thousands)	Six Months Ended		Change 2023 vs. 2022
	June 30, 2023	June 30, 2022	Amount	Percentage
Service charges and fees on deposit accounts	$169	$141	$28	19.9%
Debit card/ATM revenue, net	300	272	28	10.3
Mortgage banking revenue, net	129	304	(175)	(57.6)
Income from bank-owned life insurance	190	189	1	0.5
Other income	116	116	0	0.0
Total noninterest income	$904	$1,022	$(118)	(11.5%)

Comparing the six months ended June 30, 2023 and 2022, the decline in mortgage banking revenue from 2022 outpaced increases in all other noninterest income categories.  Lower mortgage banking activity for 2023 reflects the negative impact of higher rates on refinancing and homebuying activity, compounded by inventory issues in our local markets.

Noninterest expense
(dollars in thousands)	Six Months Ended		Change 2023 vs. 2022
	June 30, 2023	June 30, 2022	Amount	Percentage
Salaries and employee benefits	$5,495	$4,398	$1,097	24.9%
Occupancy and equipment	808	804	4	0.5
Professional fees	267	276	(9)	(3.3)
Marketing	473	380	93	24.5
FDIC Assessment	171	208	(37)	(17.8)
Software maintenance and amortization	571	527	44	8.3
Other	1,191	1,069	122	11.4
Total noninterest expense	$8,976	$7,662	$1,314	17.1%

Comparing the six-month periods ending June 30, 2023 and 2022, the primary driver of higher noninterest expense is salaries and employee benefits.  The Company reported 108 FTEs at June 30, 2023 compared to 100 at June 30, 2022.   In addition to higher headcount, annual raises, higher group insurance costs, higher incentive accrual and fewer deferred loan costs also contributed to the overall increase.  Increases in marketing and other noninterest expense reflect the needs of a growing company.  The Company's efficiency ratio was 56.8% for the six months ended June 30, 2023.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $1,510,000 for the six months ended June 30, 2023, compared to income taxes of $1,293,000 for the six months ended June 30, 2022 with the increase attributed to higher pre-tax earnings.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged debt securities such as United States government treasury and agency securities, U.S. agency mortgage-backed securities, U.S. government asset-backed securities, and municipal securities. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of debt securities pledged to the QPD program was $13.3 million at June 30, 2023 and at December 31, 2022. At June 30, 2023, on-balance sheet liquidity (consisting of cash and cash equivalents and unpledged debt securities at fair value) was $145.6 million, compared to $165.8 million at December 31, 2022.

The Bank also has external sources of funds through the FHLB and unsecured lines of credit with correspondent banks. At June 30, 2023, the Bank had access to approximately $76.4 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $59.0 million in unsecured lines of credit maintained with correspondent banks.  The Bank had $35 million in FHLB advances at June 30, 2023. The Company also has a $15 million revolving line of credit with TNB that matures in August 2025. As of June 30, 2023, the Company had a zero outstanding balance under this line. At June 30, 2023, available secured and unsecured borrowing capacity was $150.4 million.  When combined with maximum available brokered and wholesale funding capacity of $205.3 million, off balance sheet funding sources totaled $355.7 million.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At June 30, 2023, total deposits were $702.8 million, of which $29.2 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). Deposit balances decreased $28.7 million, or 3.9%, since December 31, 2022, mostly attributed to a shift in some consumer interest-bearing deposits to higher-paying Banks and higher yielding alternative investments.  At June 30, 2023, the Bank's estimated uninsured deposits were $192.1 million (excluding collateralized public fund accounts), or 27% of total deposits.

At June 30, 2023, total liquidity sources of $501.3 million, or 71.3% of total deposits, represent 261% of estimated uninsured deposits.

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

CAPITAL RESOURCES

Stockholders’ equity was $74.2 million at June 30, 2023 compared to $67.1 million at December 31, 2022. The $7.1 million increase in equity is attributed to year-to-date net income of $4.8 million, the $1.9 million tax-effected positive impact of adopting CECL, and a $570,000 favorable change in the accumulated other comprehensive loss on debt securities available for sale, partially offset by common stock dividends of $698,000 ($0.22 per common share).  In 2020, the Company obtained a $15 million 5-year revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At June 30, 2023, the Company had a zero balance under this Line of Credit and $35.0 million in FHLB advances at June 30, 2023.  Available credit lines with other banks and FHLB availability totaled $150.4 million at June 30, 2023.

At June 30, 2023, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations.

The following is a summary at June 30, 2023 and December 31, 2022 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2023
Tier 1 Leverage Capital	$82,221	9.98%	$32,958	4.00%	$41,198	5.00%
Common Equity Tier 1 Risk-based Capital	82,221	13.00	28,450	4.50	41,095	6.50
Tier 1 Risk-based Capital	82,221	13.00	37,934	6.00	50,579	8.00
Total Risk-based Capital	86,998	13.76	50,579	8.00	63,223	10.00

As of December 31, 2022
Tier 1 Leverage Capital	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Risk-based Capital	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Risk-based Capital	81,100	12.90	37,720	6.00	50,294	8.00
Total Risk-based Capital	88,245	14.04	50,294	8.00	62,867	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 12 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending June 30, 2023 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition.  The Company has updated one risk factor since the publication of our Form 10-K for the year ended December 31, 2022.

The Florida property insurance market is in crises and the inability of our borrowers to obtain insurance on properties securing our loans may adversely affect the value of the collateral, the performance of our loan portfolio, and our ability to make loans secured by real estate.

Florida is susceptible to hurricanes, tropical storms and related flooding and wind damage and other similar weather events. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in our markets. As a result of the potential for such weather events, many of our clients have incurred significantly higher insurance premiums, or been unable to secure insurance, on their properties. This may adversely affect real estate sales and values in our markets and leave our borrowers without funds to repay their loans in the event of destructive weather events. Such events could result in a decline in loan originations, a decline in the value or destruction of properties securing loans and a decrease in credit quality, negatively impacting our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2023, the Company issued 1,537 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $40,000.  These shares were all issued in accordance with SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities is a director of the Company and resides within the State of Florida.

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

August 8, 2023
	By:	/s/ Sammie D. Dixon, Jr.

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
August 8, 2023
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer