Form 10-Q
period 2023-09-30
Prime Meridian Holding Co
filed 2023-11-07
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2023: 3,259,281

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$9,839	$8,119
Federal funds sold	8,257	19,259
Interest-bearing deposits	4,308	12,410
Total cash and cash equivalents	22,404	39,788
Debt securities available for sale at fair value (amortized cost of $138,607 and $142,797)	123,838	129,436
Debt securities held to maturity (fair value of $9,662 and $9,917)	11,838	11,805
Loans held for sale	5,182	7,058
Loans, net of allowance for credit losses of $4,899 and $7,145	628,974	588,715
Federal Home Loan Bank stock	1,758	463
Premises and equipment, net	7,613	8,022
Right of use operating lease asset	2,879	3,044
Accrued interest receivable	2,671	2,385
Bank-owned life insurance	16,822	16,532
Other real estate owned	117	-
Other assets	7,889	7,924
Total assets	$831,985	$815,172

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$193,439	$197,987
Savings, NOW and money-market deposits	451,492	493,439
Time deposits	77,876	40,109
Total deposits	722,807	731,535
Other borrowings	-	4,275
Federal Home Loan Bank advances	25,000	-
Official checks	717	4,090
Operating lease liability	3,062	3,208
Other liabilities, net	5,612	5,011
Total liabilities	757,198	748,119
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,263,733 and 3,164,491 issued and outstanding	33	32
Additional paid-in capital	40,376	39,718
Retained earnings	45,404	37,278
Accumulated other comprehensive loss	(11,026)	(9,975)
Total stockholders' equity	74,787	67,053
Total liabilities and stockholders' equity	$831,985	$815,172

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Interest income:
Loans	$9,019	$6,755	$25,633	$18,568
Debt securities	919	878	2,777	2,000
Other	244	649	650	1,104
Total interest income	10,182	8,282	29,060	21,672
Interest expense:
Deposits	2,691	624	6,141	1,442
Other borrowings and FHLB advances	304	56	824	127
Total interest expense	2,995	680	6,965	1,569
Net interest income	7,187	7,602	22,095	20,103
Credit loss expense	175	241	743	601
Net interest income after credit loss expense	7,012	7,361	21,352	19,502
Noninterest income:
Service charges and fees on deposit accounts	92	78	261	219
Debit card/ATM revenue, net	137	132	437	404
Mortgage banking revenue, net	121	116	250	420
Income from bank-owned life insurance	100	96	290	285
Other income	49	61	165	177
Total noninterest income	499	483	1,403	1,505
Noninterest expense:
Salaries and employee benefits	2,864	2,367	8,359	6,765
Occupancy and equipment	427	413	1,235	1,217
Professional fees	149	124	416	400
Marketing	215	195	688	575
FDIC assessment	104	95	275	303
Software maintenance, amortization and other	341	310	912	837
Other	623	581	1,814	1,650
Total noninterest expense	4,723	4,085	13,699	11,747
Earnings before income taxes	2,788	3,759	9,056	9,260
Income taxes	668	928	2,178	2,221
Net earnings	$2,120	$2,831	$6,878	$7,039

Earnings per common share:
Basic	$0.66	$0.90	$2.15	$2.23
Diluted	0.66	0.89	2.13	2.21
Cash dividends per common share	-	-	0.22	0.18

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net earnings	$2,120	$2,831	$6,878	$7,039
Other comprehensive loss:
Change in unrealized loss on debt securities available for sale-
Unrealized loss arising during the period	(2,172)	(5,018)	(1,408)	(13,780)
Deferred income tax benefit on above change	551	1,272	357	3,493
Total other comprehensive loss	(1,621)	(3,746)	(1,051)	(10,287)
Comprehensive income (loss)	$499	$(915)	$5,827	$(3,248)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months ended September 30, 2023 and 2022

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months ended September 30, 2023 and 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	3,164,491	$32	$39,718	$37,278	$(9,975)	$67,053
Impact of adopting ASC 326 (net of tax)	-	-	-	1,946	-	1,946
Net earnings for the three months ended March 31, 2023 (unaudited)	-	-	-	2,501	-	2,501
Dividends paid (unaudited)	-	-	-	(698)	-	(698)
Net change in unrealized loss on debt securities available for sale, net of income taxes (unaudited)	-	-	-	-	1,478	1,478
Stock options exercised (unaudited)	15,867	-	273	-	-	273
Common stock issued as compensation to directors (unaudited)	1,573	-	40	-	-	40
Issuance of restricted stock (unaudited)	3,834	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	83	-	-	83
Balance at March 31, 2023 (unaudited)	3,185,765	$32	$40,114	$41,027	$(8,497)	$72,676
Net earnings for the three months ended June 30, 2023 (unaudited)	-	-	-	2,257	-	2,257
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(908)	(908)
Stock options exercised (unaudited)	2,750	-	56	-	-	56
Common stock issued as compensation to directors (unaudited)	1,537	-	40	-	-	40
Stock-based compensation (unaudited)	-	-	49	-	-	49
Balance at June 30, 2023 (unaudited)	3,190,052	$32	$40,259	$43,284	$(9,405)	$74,170
Net earnings for the three months ended September 30, 2023 (unaudited)	-	-	-	2,120	-	2,120
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(1,621)	(1,621)
Common stock issued as compensation to directors (unaudited)	1,764	-	40	-	-	40
Issuance of restricted stock (unaudited)	71,917	1	(1)	-	-	-
Stock-based compensation (unaudited)	-	-	78	-	-	78
Balance at September 30, 2023 (unaudited)	3,263,733	$33	$40,376	$45,404	$(11,026)	$74,787

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net earnings	$6,878	$7,039
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	540	504
Credit loss expense	743	601
Net amortization (accretion) of deferred loan fees	207	(604)
Net amortization of discounts on debt securities	(208)	(3)
Gain on sale of loans held for sale	(250)	(420)
Proceeds from the sale of loans held for sale	48,454	71,336
Loans originated as held for sale	(46,328)	(68,059)
Stock issued as compensation to directors	120	92
Stock-based compensation expense	210	226
Income from bank-owned life insurance	(290)	(285)
Net increase in accrued interest receivable	(286)	(627)
Net change in operating leases	19	19
Net increase in other assets	(268)	(1,578)
Net (decrease) increase in other liabilities and official checks	(2,776)	1,438
Net cash provided by operating activities	6,765	9,679
Cash flows from investing activities:
Loan originations, net of principal repayments	(38,716)	(75,676)
Purchase of debt securities available for sale	(1,206)	(80,188)
Purchase of debt securities held to maturity	-	(12,677)
Principal repayments of debt securities available for sale	5,559	9,383
Maturities and calls of debt securities available for sale	12	6
Purchase of Federal Home Loan Bank stock	(1,295)	(97)
Purchase of premises and equipment	(131)	(711)
Net cash used in investing activities	(35,777)	(159,960)
Cash flows from financing activities:
Net decrease in deposits	(8,728)	(7,528)
Change in other borrowings	(4,275)	550
Increase in Federal Home Loan Bank advances	25,000	-
Proceeds from stock options exercised	329	370
Common stock dividends paid	(698)	(567)
Net cash provided by (used in) financing activities	11,628	(7,175)
Net decrease in cash and cash equivalents	(17,384)	(157,456)
Cash and cash equivalents at beginning of period	39,788	233,473
Cash and cash equivalents at end of period	$22,404	$76,017
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$6,719	$1,559
Income taxes	$2,387	$2,641
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income tax benefit	$(1,051)	$(10,287)
Impact of adopting ASC 326 (net of tax)	$1,946	$-
Loans transferred to other real estate owned	$117	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on March 9, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Other Real Estate Owned. Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell.  Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for credit losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Costs of improvements are capitalized up to the fair value of the property, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are charged to operations in credit resolution-related expenses in the consolidated statements of income.

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

Summary of Significant Accounting Policies

The following is a summary of the Company's significant accounting policies with respect to ASC 326:

ACL - Debt Securities Available for Sale. Management uses a systematic methodology to determine its ACL for debt securities available for sale. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis to determine whether there is a credit loss associated with the decline in fair value. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either one of the criteria regarding intent or requirement to sell is met, an ACL is established to reflect the difference between the debt security's amortized cost basis and its fair value. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which the fair value is less than the amortized cost basis, among various other factors, including the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the debt security's fair value and historical loss information for financial assets secured with similar collateral among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded, which is limited by the amount that the fair value is less than the amortized cost basis. Credit losses are calculated individually, rather than collectively. Any impairment that has not been recorded through an ACL is recognized in other comprehensive loss.

Changes in the ACL are recorded as credit loss expense. Losses are charged against the ACL when management believes the collectability of the debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of September 30, 2023, the accrued interest receivable for debt securities available for sale recognized in accrued interest receivable was $554,000.

ACL – Debt Securities Held to Maturity. The Company measures expected credit losses on debt securities held to maturity on a collective basis by major security type. U.S. agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Taxable municipal securities are highly rated by major credit agencies. A debt security is placed on nonaccrual status at the time any principal or interest payments become ninety days delinquent. Interest accrued but not received for a debt security placed on nonaccrual is reversed against interest income. During the three and nine-month periods ended  September 30, 2023, there were no debt securities placed on nonaccrual.  The accrued interest receivable for debt securities held to maturity recognized in accrued interest receivable was $81,000.

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

The annual historical loss factors, adjusted for Q-Factors and management’s reasonable and supportable forecasts, are applied to the amortized loan balances over each subsequent period and aggregated to arrive at the ACL for loans collectively evaluated. The amortized loan balances are adjusted based on management’s estimate of loan repayments in future periods. Management has determined that the appropriate historical loss period is fifteen years based on the composition of the current loan portfolio. Additionally, management has determined that the Company’s reasonable and supportable forecast period is one year.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the statements of earnings when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of September 30, 2023, the accrued interest receivable for loans recorded in accrued interest receivable was $2,036,000.

The Company has a variety of assets that have a component that qualifies as an OBS exposure. These primarily include undrawn portions of revolving lines of credit and construction loans. Management has determined that a majority of the Company's off-balance-sheet credit exposures are not unconditionally cancellable. Management used its judgement to determine funding rates. Management applied the funding rates, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Any adjustment to the ACL for unfunded commitments will be recognized through the ACL in the statements of earnings. As of September 30, 2023, a liability of $4,000 was recorded for expected credit losses on unfunded commitments.

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

Debt securities are classified according to management's intent. Our investments in U.S. agency mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At September 30, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$48,398	$-	$(1,872)	$46,526
Municipal securities	22,278	-	(2,971)	19,307
U.S. agency mortgage-backed securities	64,786	6	(9,885)	54,907
Asset-backed securities	3,145	-	(47)	3,098
Total	$138,607	$6	$(14,775)	$123,838

Debt Securities Held to Maturity
Municipal securities	$9,246	$-	$(1,922)	$7,324
U.S. agency mortgage-backed securities	2,592	-	(254)	2,338
Total	$11,838	$-	$(2,176)	$9,662

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$48,124	$-	$(2,219)	$45,905
Municipal securities	22,338	-	(2,874)	19,464
U.S. agency mortgage-backed securities	68,633	-	(8,131)	60,502
Asset-backed securities	3,702	-	(137)	3,565
Total	$142,797	$-	$(13,361)	$129,436

Debt Securities Held to Maturity
Municipal securities	$9,215	$-	$(1,695)	$7,520
U.S. agency mortgage-backed securities	2,590	-	(193)	2,397
Total	$11,805	$-	$(1,888)	$9,917

There were no debt securities available for sale sold during the three and nine months ended September 30, 2023 and 2022.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At September 30, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$-	$-	$(1,872)	$46,526
Municipal securities	(7)	380	(2,964)	18,927
U.S. agency mortgage-backed securities	-	-	(9,885)	53,695
Asset-backed securities	-	-	(47)	3,098
Total	$(7)	$380	$(14,768)	$122,246

Debt Securities Held to Maturity
Municipal securities	$(79)	$916	$(1,843)	$6,408
U.S. agency mortgage-backed securities	-	-	(254)	2,338
Total	$(79)	$916	$(2,097)	$8,746

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(1,384)	$40,926	$(835)	$4,979
Municipal securities	(999)	11,436	(1,875)	8,028
U.S. agency mortgage-backed securities	(3,246)	36,939	(4,885)	23,563
Asset-backed securities	(102)	2,461	(35)	1,104
Total	$(5,731)	$91,762	$(7,630)	$37,674

Debt Securities Held to Maturity
Municipal securities	$(1,695)	$7,520	$-	$-
U.S. agency mortgage-backed securities	(193)	2,397	-	-
Total	$(1,888)	$9,917	$-	$-

The unrealized losses at September 30, 2023 and December 31, 2022 on 105 and 106 debt securities, respectively, were caused by market conditions such as interest rate movements, and not changes in credit quality. It is expected that the debt securities would not be settled at a price less than the par value of the debt securities. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these debt securities until a market price recovery or maturity, these debt securities are not considered other-than-temporarily impaired. Therefore, at September 30, 2023, no ACL on debt securities has been recorded.

Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually and collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the debt security.

Any credit loss component would be recognized through a credit loss expense. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the debt securities, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer's financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the debt securities. The Company determined that the U.S. government agency and treasury securities (including mortgage-backed securities) have a zero expected credit loss. All of the government agency securities have the full faith and credit backing of the United States government or one of its agencies. Municipal securities and asset-backed securities that do not have a zero expected credit loss are evaluated quarterly by a third-party resource to determine whether there is a credit loss associated with a decline in fair value. At September 30, 2023 and December 31, 2022, all municipal and asset-backed securities were rated as investment grade. All debt securities in an unrealized loss position as of  September 30, 2023 continue to perform as scheduled and we do not believe that there is a credit loss or that a credit loss expense is necessary. At September 30, 2023, no debt securities are on nonaccrual. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At September 30, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$46,526	$-	$46,526	$-
Municipal securities	19,307	-	19,307	-
U.S. agency mortgage-backed securities	54,907	-	54,907	-
Asset-backed securities	3,098	-	3,098	-
Total	$123,838	$-	$123,838	$-

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$45,905	$-	$45,905	$-
Municipal securities	19,464	-	19,464	-
U.S. agency mortgage-backed securities	60,502	-	60,502	-
Asset-backed securities	3,565	-	3,565	-
Total	$129,436	$-	$129,436	$-

The scheduled maturities of debt securities are as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(in thousands)
Due in less than one year	$37,319	$36,574	$-	$-
Due in one to five years	13,110	12,261	-	-
Due in five to ten years	17,930	15,104	2,043	1,868
Due after ten years	5,462	4,992	7,203	5,456
U.S. agency mortgage-backed securities	64,786	54,907	2,592	2,338
Total	$138,607	$123,838	$11,838	$9,662

At  September 30, 2023 and December 31, 2022, debt securities with a fair value of $15.6 million and $13.3 million, respectively, were pledged as collateral for public deposits.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At September 30, 2023	At December 31, 2022
Real estate mortgage loans:
Commercial	$216,266	$202,263
Residential and home equity	249,448	224,211
Construction	74,708	75,151
Total real estate mortgage loans	540,422	501,625

Commercial loans	87,881	86,308
Consumer and other loans	5,679	7,698
Total loans	633,982	595,631

Add (deduct):
Net deferred loan (fees) costs	(109)	229
Allowance for credit losses	(4,899)	(7,145)
Loans, net	$628,974	$588,715

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2023.

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial Real Estate Loans
Pass	$22,856	$57,195	$33,314	$42,183	$12,688	$41,642	$4,386	$214,264
Special mention	-	-	-	-	-	1,752	-	1,752
Substandard	-	-	-	250	-	-	-	250
Total commercial real estate loans	$22,856	$57,195	$33,314	$42,433	$12,688	$43,394	$4,386	$216,266
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and Home Equity Loans
Pass	$36,426	$51,574	$58,007	$30,952	$11,994	$29,724	$28,309	$246,986
Special mention	-	-	1,398	273	-	204	362	2,237
Substandard	-	-	181	-	-	-	44	225
Total residential loans	$36,426	$51,574	$59,586	$31,225	$11,994	$29,928	$28,715	$249,448
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction Loans
Pass	$23,789	$24,998	$14,945	$1,441	$2,319	$1,855	$4,755	$74,102
Special mention	-	-	-	-	-	-	-	-
Substandard	-	222	-	384	-	-	-	606
Total construction loans	$23,789	$25,220	$14,945	$1,825	$2,319	$1,855	$4,755	$74,708
Year-to-date gross charge-offs	$-	$-	$-	$386	$-	$-	$-	$386

Commercial Loans
Pass	$8,534	$12,641	$8,052	$3,819	$5,048	$5,646	$43,734	$87,474
Special mention	37	-	1	52	204	38	-	332
Substandard	-	-	-	-	-	-	75	75
Total commercial loans	$8,571	$12,641	$8,053	$3,871	$5,252	$5,684	$43,809	$87,881
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Other Loans
Pass	$1,274	$749	$296	$127	$361	$195	$2,677	$5,679
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer & other loans	$1,274	$749	$296	$127	$361	$195	$2,677	$5,679
Year-to-date gross charge-offs	$37	$-	$-	$-	$-	$-	$-	$37

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

The following table summarizes the risk rating of loans at December 31, 2022:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2022
Grade:
Pass	$200,192	$221,552	$74,516	$85,874	$7,696	$589,830
Special mention	1,794	2,616	635	368	2	5,415
Substandard	277	43	-	66	-	386
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$202,263	$224,211	$75,151	$86,308	$7,698	$595,631

A loan is defined as a past due loan when one full or partial payment is past due or a contractual maturity is over 30 days past due.  Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2023
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$216,016	$250	$216,266
Residential and home equity	350	409	367	1,126	248,141	181	249,448
Construction	-	-	-	-	74,102	606	74,708
Commercial loans	282	19	-	301	87,505	75	87,881
Consumer and other loans	-	-	-	-	5,679	-	5,679
Total	$632	$428	$367	$1,427	$631,443	$1,112	$633,982

At December 31, 2022
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$201,986	$277	$202,263
Residential and home equity	1,383	413	349	2,145	222,066	-	224,211
Construction	651	-	55	706	74,445	-	75,151
Commercial loans	293	160	-	453	85,789	66	86,308
Consumer and other loans	-	-	-	-	7,698	-	7,698
Total	$2,327	$573	$404	$3,304	$591,984	$343	$595,631

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. The following table presents the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on accrual by class of loans and the related ACL, if any, as of September 30, 2023.

(in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ Days Still Accruing
At September 30, 2023
Commercial real estate	$250	$250	$-	$-
Residential and home equity	181	181	-	367
Construction	606	606	-	-
Commercial	75	-	75	-
Total	$1,112	$1,037	$75	$367

The following table presents the amortized cost basis of impaired loans and their associated allowance, if any, as of  December 31, 2022.

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2022
Commercial real estate	$277	$277	$-	$-	$-	$277	$277	$-
Commercial	-	-	66	66	14	66	66	14
Consumer and other loans	2	2	-	-	-	2	2	-
Total	$279	$279	$66	$66	$14	$345	$345	$14

The restructuring of a loan exists if the creditor grants a modification as a result of financial hardship. A loan modification  may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. The Company entered into no new restructured loans during the three and nine months ended September 30, 2023 and 2022.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Allowance for Credit Losses

Activity in the ACL is summarized as follows:

	Loans
	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total Funded Loans	Unfunded Commitments	Total
Three Month Period Ended September 30, 2023
Beginning balance	$1,586	$1,811	$544	$771	$17	$4,729	$48	$4,777
Credit loss expense (income)	75	121	(31)	41	13	219	(44)	175
Charge-offs	-	-	(40)	-	(15)	(55)	-	(55)
Recoveries	-	-	-	5	1	6	-	6
Ending balance	$1,661	$1,932	$473	$817	$16	$4,899	$4	$4,903

Three Month Period Ended September 30, 2022
Beginning balance	$2,051	$2,430	$867	$1,143	$120	$6,611	-	$6,611
Provision (credit) for loan losses	227	110	4	(57)	(43)	241	-	241
Net recoveries	-	-	-	-	9	9	-	9
Ending balance	$2,278	$2,540	$871	$1,086	$86	$6,861	$-	$6,861

Nine Month Period Ended September 30, 2023
Beginning balance	$2,303	$2,607	$922	$1,223	$90	$7,145	$-	$7,145
Impact of adopting ASC 326	(740)	(892)	(403)	(504)	(67)	(2,606)	-	(2,606)
Credit loss expense	98	217	340	60	24	739	4	743
Charge-offs	-	-	(386)	-	(37)	(423)	-	(423)
Recoveries	-	-	-	38	6	44	-	44
Ending balance	$1,661	$1,932	$473	$817	$16	$4,899	$4	$4,903

Nine Month Period Ended September 30, 2022
Beginning balance	$1,762	$2,139	$857	$1,125	$91	$5,974	-	$5,974
Provision (Credit) for loan losses	516	401	14	(338)	8	601	-	601
Net recoveries (charge-offs)	-	-	-	299	(13)	286	-	286
Ending balance	$2,278	$2,540	$871	$1,086	$86	$6,861	$-	$6,861

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2023, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  September 30, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2023, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2023
Tier 1 Leverage Capital	$84,540	10.18%	$33,207	4.00%	$41,509	5.00%
Common Equity Tier 1 Risk-based Capital	84,540	13.23	28,765	4.50	41,549	6.50
Tier 1 Risk-based Capital	84,540	13.23	38,353	6.00	51,138	8.00
Total Risk-based Capital	89,443	13.99	51,138	8.00	63,922	10.00

As of December 31, 2022
Tier 1 Leverage Capital	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Risk-based Capital	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Risk-based Capital	81,100	12.90	37,720	6.00	50,294	8.00
Total Risk-based Capital	88,245	14.04	50,294	8.00	62,867	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2023 and 2022, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2023			2022
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending September 30:
Basic EPS:
Net earnings	$2,120	3,214,323	$0.66	$2,831	3,159,526	$0.90
Effect of dilutive securities-incremental shares from assumed conversion of stock options		21,597			37,756
Diluted EPS:
Net earnings	$2,120	3,235,920	$0.66	$2,831	3,197,282	$0.89

Nine Months Ending September 30:
Basic EPS:
Net earnings	$6,878	3,193,302	$2.15	$7,039	3,151,689	$2.23
Effect of dilutive securities-incremental shares from assumed conversion of stock options		28,650			39,904
Diluted EPS:
Net earnings	$6,878	3,221,952	$2.13	$7,039	3,191,593	$2.21

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) permits the Company to grant the Company’s key employees and directors stock options, restricted stock, stock appreciation rights, performance shares, and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000 and limited to no more than 15% of the issued and outstanding shares of the Company's common stock at that time.  This is determined annually.

As of September 30, 2023 105,496 shares are available to be issued under the 2015 Stock Plan as restricted stock, underlying options, or otherwise. A summary of the stock option activity for the nine months ended September 30, 2023 and 2022 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2021	268,657	$20.23
Options exercised	(20,240)	(18.35)
Options forfeited	(150)	(20.09)
Options granted	3,500	25.37
Outstanding at September 30, 2022	251,767	$20.38
Options forfeited	(400)	(20.09)
Outstanding at December 31, 2022	251,367	$19.99
Options exercised	(18,617)	(20.09)
Options forfeited	(50)	(20.09)
Outstanding at September 30, 2023	232,700	$20.68	2.91	$419,000
Exercisable at September 30, 2023	214,700	$20.22	2.67	$412,000

The fair value of shares vested and recognized as compensation expense was $78,000 for the three months ended September 30, 2023 and 2022, and $210,000 and $226,000 for the nine months ended September 30, 2023 and 2022, respectively. These amounts include expense recognized on restricted common stock shares of $66,000 and $33,000 for the three months ended September 30, 2023 and 2022, respectively, and $142,000 and $93,000 for the nine months ended September 30, 2023 and 2022, respectively. The deferred tax benefit related to stock options was $1,000 and $5,000 for the three months ended September 30, 2023 and 2022, respectively, and $6,000 and $14,000 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was $112,000 in unrecognized compensation expense related to unvested stock options granted under the 2015 Plan, with an average remaining vesting period of 3.22 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans, Continued

Restricted Stock

During the nine months ended September 30, 2023 and 2022, the Company issued 75,751 and 10,203 restricted common stock shares, respectively, to some of its executives and employees. The restricted stock awards are on a three to five year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2021	7,838	$18.88	$148,000
Non-vested restricted stock granted	10,203	$27.85	284,000
Restricted stock shares vested in 2022	(3,838)	(18.98)	(73,000)
Non-vested restricted stock outstanding at September 30, 2022 and December 31, 2022	14,203	$25.30	$359,000
Non-vested restricted stock granted	75,751	$22.68	$1,718,000
Restricted stock shares vested in 2023	(6,040)	(24.06)	(145,000)
Non-vested restricted stock outstanding at September 30, 2023	83,914	$23.02	$1,932,000

At September 30, 2023, the Company had $1,838,000 in unrecognized expense related to unvested restricted shares to be recognized over a weighted-average period of 4.49 years.

Director s’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended September 30, 2023 and 2022  our directors received 1,764 and 1,250 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $40,000 and $32,000, respectively. For the nine months ended September 30, 2023 and 2022  our directors received 4,874 and 3,486 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $120,000 and $92,000, respectively.  At  September 30, 2023, 31,488 shares remained available for grant.

(8)	Other Borrowings

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate on the line of credit adjusts daily to the then-current Wall Street Journal Prime Rate. At September 30, 2023, the interest rate was 8.50%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At September 30, 2023 and December 31, 2022, the Company had an outstanding loan balance under this line of credit of $0 and $4,275,000, respectively.

The Company incurred $0 and $80,000 in interest expense related to the $15 million revolving line of credit for the three and nine months ended September 30, 2023, compared to $56,000 and $127,000 for the three and nine months ended September 30, 2022, respectively.

(9)	Federal Home Loan Bank Advances

Federal Home Loan Bank of Atlanta (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $102.6 million at  September 30, 2023.  The Company had $25 million in FHLB advances at  September 30, 2023 and no advances at  December 31, 2022.  The following table details rate and maturity information for FHLB advances as of  September 30, 2023.

(dollars in thousands)
Maturity Year	Interest Rate	Amount
2023	5.47% - 5.53%	$10,000
2024	4.48% - 4.83%	10,000
2025	4.18%	5,000
		$25,000

The Company incurred $304,000 and $744,000 in interest expense related to FHLB advances for the three and nine months ended September 30, 2023, compared to $0 for the three and nine months ended September 30, 2022.

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

	At September 30, 2023	At December 31, 2022
(dollars in thousands)
Notional amount - interest rate swaps:
Stand-alone derivatives	$19,641	$20,084

Weighted-average pay rate - interest rate swaps	3.68%	3.68%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	11.8	12.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$2,786	$2,352
Stand-alone derivatives - interest rate swaps (other liabilities)	$(2,786)	$(2,352)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(11)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At September 30, 2023		At December 31, 2022
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$22,404	$22,404	$39,788	$39,788
Debt securities available for sale	2	123,838	123,838	129,436	129,436
Debt securities held to maturity	2	11,838	9,662	11,805	9,917
Loans held for sale	3	5,182	5,263	7,058	7,170
Loans, net	3	628,974	549,133	588,715	548,166
Federal Home Loan Bank stock	3	1,758	1,758	463	463
Accrued interest receivable	3	2,671	2,671	2,385	2,385
Bank-owned life insurance	3	16,822	16,822	16,532	16,532
Derivative contract assets	2	2,786	2,786	2,352	2,352

Financial liabilities:
Deposits	3	722,807	723,396	731,535	731,506
FHLB Advances	3	25,000	24,847	-	-
Other borrowings	3	-	-	4,275	4,275
Derivative contract liabilities	2	2,786	2,786	2,352	2,352

Off-Balance Sheet Items	3	-	-	-	-

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $481,000 at  September 30, 2023.

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

As of September 30, 2023, net credit loss expense of $4,000 was included in the ACL for an unfunded loan commitment.  This portion of credit loss expense has been recorded in other liabilities.

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At September 30, 2023
(in thousands)
Commitments to extend credit	$9,728
Construction loans in process	$42,906
Unused lines of credit	$83,304
Standby financial letters of credit	$2,225
Guaranteed accounts	$1,338

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2022. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2023	December 31, 2022	September 30, 2022
Average equity as a percentage of average assets	8.93%	8.67%	7.66%
Equity to total assets at end of period	8.99	8.23	7.68
Return on average assets(1)	1.12	1.14	1.09
Return on average equity(1)	12.57	14.77	14.25
Noninterest expense to average assets(1)	2.24	1.91	1.82
Nonperforming loans to total loans at end of period	0.23	0.13	0.18
Nonperforming assets to total assets at end of period	0.19	0.09	0.12

(1) Annualized for the nine months ended September 30, 2023 and 2022.

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

FINANCIAL CONDITION

Average assets totaled $823.3 million and $857.9 million for the three months ended September 30, 2023 and 2022, respectively, representing a period over period decrease of $34.6 million, or 4.0%.  Average assets totaled $817.2 million and $860.4 million for the nine months ended September 30, 2023 and 2022, respectively, representing a period over period decrease of $43.2 million, or 5.0%. The decrease in average assets stemmed from a reduction in cash driven by lower deposit balances.  Management believes that the primary drivers behind deposit run-off was more competitive pricing at certain banks and higher yielding alternative investments, such as Treasury Bills.

Investment Securities. Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At September 30, 2023, our debt securities available for sale and held to maturity investment portfolios included highly rated U.S. government treasury and agency securities, U.S. agency mortgage-backed securities, asset-backed securities, and municipal securities.  As of the same date, the combined portfolio had a fair market value of $133.5 million and an amortized cost value of $150.4 million. At September 30, 2023 and December 31, 2022, our investment securities portfolio represented approximately 16.3% and 17.3% of our total assets, respectively. The average yield on the average balance of investment securities for the nine months ended September 30, 2023 was 2.65%, compared to 2.21% for the comparable period in 2022.

Loans. Our primary interest-earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate and home equity loans, including first and second mortgages, and consumer and other loans. Our goal is to maintain a high-quality portfolio of loans through sound underwriting and lending practices. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Our loans are priced based upon the degree of risk, collateral, loan amount, and maturity.  At September 30, 2023 our net loan portfolio totaled $629.0 million compared to $589.0 million at December 31, 2022.

Nonperforming assets.  Overall, credit quality remains stable. At September 30, 2023, the Company had five nonperforming loans and one loan in other real estate owned totaling $1.23 million compared to two nonperforming loans totaling $343,000 at December 31, 2022.  We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income.

Allowance for Credit Losses. Management’s policy is to maintain the ACL at a level sufficient to absorb expected credit losses in the loan and debt securities portfolio as of the balance sheet date. The allowance is increased by credit loss expense and decreased by charge-offs, net of recoveries. The Bank reported credit loss expense of $175,000 for the quarter ended September 30, 2023 and $743,000 for the nine months ended September 30, 2023, which included $4,000 in net expense related to off-balance sheet commitments. The Company implemented the provisions of the Current Expected Credit Losses ("CECL") accounting standard January 1, 2023, resulting in a $2.6 million decrease to the ACL.  Management believes the ACL, which was $4.9 million, or 0.77%, of gross loans at September 30, 2023 is adequate to cover expected credit losses in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at September 30, 2023 were $722.8 million, a decrease of $8.7 million, or 1.2%, from December 31, 2022. Average deposit balances for the nine-month period ending September 30, 2023 were down $68.9 million, or 8.8%, from the same period a year ago. The decrease is primarily attributed to some clients moving deposits to higher-paying banks and alternative higher-yielding investments. The average balance of noninterest-bearing deposits accounted for 27.4% of the average balance of total deposits for the nine months ended September 30, 2023, compared to 27.1% for the nine months ended September 30, 2022.  The Bank's core deposit base is well diversified with a fairly balanced volume distribution between commercial (50%) and retail (41%) deposit accounts at September 30, 2023. Public fund accounts made up the remaining 9%. The Bank's estimated uninsured deposits were $253.1 million, or 35.0% of total deposits, including collateralized public fund accounts and $192.5 million, or 29.2% of total deposits, at September 30, 2023, excluding collateralized public fund accounts.  Given the current interest rate environment, management is closely monitoring potential future volatility in deposit balances.

Borrowings. The Bank has an agreement with FHLB and pledges its qualified loans as collateral which would allow the Bank, as of September 30, 2023, to borrow up to $102.6 million. At September 30, 2023, the Bank had $25 million in FHLB advances. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $59.0 million at September 30, 2023. There were no outstanding balances under these unsecured lines of credit at September 30, 2023.

In 2020, the Company entered into a Promissory Note and a Security Agreement with TNB. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate and was 8.50% at September 30, 2023. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Bank. At September 30, 2023, the Company had a zero balance under this line.

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

As shown in the following tables, for the three months ended September 30, 2023, the Company's net interest margin declined 3 basis points to 3.68% when compared to the same period last year.  For the nine months ended September 30, 2023, the Company's net interest margin improved 0.51 basis points due to a change in the earning asset mix and higher yields which outpaced the higher cost of funds. Management anticipates that the volume of net interest income and the net interest margin will be challenged the rest of the year due to industry-wide pressure for overall liquidity maintenance and funding demands.

	For the Three Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$620,297	$8,939	5.76%	$555,764	$6,646	4.78%
Loans held for sale	5,850	80	5.47	9,869	109	4.42
Debt securities	137,731	919	2.67	144,710	878	2.43
Other(2)	17,398	244	5.61	108,875	649	2.38
Total interest-earning assets	781,276	$10,182	5.21%	819,218	$8,282	4.04%
Noninterest-earning assets	42,065			38,699
Total assets	$823,341			$857,917

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$449,396	$2,089	1.86%	$527,408	$570	0.43%
Time deposits	73,071	602	3.30	38,244	54	0.56
Total interest-bearing deposits	522,467	2,691	2.06	565,652	624	0.44
Other borrowings	24,582	304	4.95	4,125	56	5.43
Total interest-bearing liabilities	547,049	$2,995	2.19%	569,777	$680	0.48%
Noninterest-bearing deposits	192,686			214,462
Noninterest-bearing liabilities	8,644			7,787
Stockholders' equity	74,962			65,891
Total liabilities and stockholders' equity	$823,341			$857,917

Net earning assets	$234,227			$249,441
Net interest income		$7,187			$7,602
Interest rate spread (3)			3.02%			3.56%
Net interest margin(4)			3.68%			3.71%

Ratio of interest-earning assets to average interest-bearing liabilities	142.82%			143.78%

(1) Includes nonaccrual loans

(2) Other interest-earning assets includes federal funds sold, interest-bearing deposits and FHLB stock.

(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.

(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized on a 30/360 basis.

(5) Annualized

	For the Nine Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$611,946	$25,361	5.53%	$519,975	$18,242	4.68%
Loans held for sale	7,215	272	5.03	10,529	326	4.13
Debt securities	139,886	2,777	2.65	120,675	2,000	2.21
Other(2)	21,271	650	4.07	169,402	1,104	0.87
Total interest-earning assets	780,318	$29,060	4.97%	820,581	$21,672	3.52%
Noninterest-earning assets	36,898			39,792
Total assets	$817,216			$860,373

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$461,649	$5,061	1.46%	$527,077	$1,263	0.32%
Time deposits	56,901	1,080	2.53	43,552	179	0.55
Total interest-bearing deposits	518,550	6,141	1.58	570,629	1,442	0.34
Other borrowings	20,034	824	5.48	3,960	127	4.28
Total interest-bearing liabilities	538,584	$6,965	1.72%	574,589	$1,569	0.36%
Noninterest-bearing deposits	195,689			212,507
Noninterest-bearing liabilities	10,005			7,401
Stockholders' equity	72,938			65,876
Total liabilities and stockholders' equity	$817,216			$860,373

Net earning assets	$241,734			$245,992
Net interest income		$22,095			$20,103
Interest rate spread (3)			3.25%			3.16%
Net interest margin(4)			3.78%			3.27%

Ratio of interest-earning assets to average interest-bearing liabilities	144.88%			142.81%

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
(5) Annualized

Comparison of Operating Results for the THREE MONTHS ENDED September 30, 2023 AND 2022

Earnings Summary
(dollars in thousands)
			Change 3Q'23 vs. 3Q'22
	3Q'23	3Q'22	Amount	Percentage
Net Interest Income	$7,187	$7,602	$(415)	(5.5)%
Credit loss expense	175	241	(66)	(27.4)
Noninterest income	499	483	16	3.3
Noninterest expense	4,723	4,085	638	15.6
Income Taxes	668	928	(260)	(28.0)
Net earnings	$2,120	$2,831	$(711)	(25.1)%

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and debt securities, and interest expense on interest-bearing liabilities such as deposits and other borrowings.

Interest income
(dollars in thousands)
			Change 3Q'23 vs. 3Q'22
	3Q'23	3Q'22	Amount	Percentage
Interest income:
Loans	$9,019	$6,755	$2,264	33.5%
Debt securities	919	878	41	4.7
Other	244	649	(405)	(62.4)
Total interest income	10,182	8,282	1,900	22.9%
Interest expense:
Deposits	2,691	624	2,067	331.3%
Other borrowings and FHLB advances	304	56	248	442.9
Total interest expense	2,995	680	2,315	340.4
Net interest income	$7,187	$7,602	$(415)	(5.5)%

Net interest income for the third quarter of 2023 was negatively impacted by a narrowing net interest rate spread due to rising rates. Average interest earnings assets were down 4.6% from the third quarter of 2022 and the Company's net interest margin ("NIM") for the third quarter of 2023 was 3.68%, compared to 3.71% for the third quarter of 2022.

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

Credit loss expense is charged to earnings to increase the ACL to a level deemed appropriate by management. The expense is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company recorded credit loss expense of $175,000 for the third quarter of 2023 compared to $241,000 for the third quarter of 2022.  The decrease in credit loss expense is mostly attributed to a lower level of loan growth in 2023. Loan balances increased $14.5 million during the third quarter of 2023 compared to $28.6 million during the third quarter of 2022.

The ACL to total loans was 0.77% at  September 30, 2023 compared to 1.20% at December 31, 2022. While management believes the estimates and assumptions used in its determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established ACL, or that any increases to the ACL that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our ACL based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)			Change 3Q'23 vs. 3Q'22
	3Q'23	3Q'22	Amount	Percentage
Service charges and fees on deposit accounts	$92	$78	$14	17.9%
Debit card/ATM revenue, net	137	132	5	3.8
Mortgage banking revenue, net	121	116	5	4.3
Income from bank-owned life insurance	100	96	4	4.2
Other income	49	61	(12)	(19.7)
Total noninterest income	$499	$483	$16	3.3%

Noninterest income was up $16,000, or 3.3%, over the third quarter of 2022.  Compared to the same period a year ago, all categories of noninterest income increased with the exception of other income which decreased due to a drop in various fee accounts, including wire fees, custodial services and Certificate of Deposit Account Registry Service ("CDAR") fees.

Noninterest expense
(dollars in thousands)			Change 3Q'23 vs. 3Q'22
	3Q'23	3Q'22	Amount	Percentage
Salaries and employee benefits	$2,864	$2,367	$497	21.0%
Occupancy and equipment	427	413	14	3.4
Professional fees	149	124	25	20.2
Marketing	215	195	20	10.3
FDIC Assessment	104	95	9	9.5
Software maintenance and amortization	341	310	31	10.0
Other	623	581	42	7.2
Total noninterest expense	$4,723	$4,085	$638	15.6%

Comparing the three-month periods ending September 30, 2023 and 2022, the primary driver of higher noninterest expense in 2023 is salaries and employee benefits. The Company reported 109 FTEs at September 30, 2023 compared to 106 FTEs at September 30, 2022.  In addition to higher headcount, the impact of annual raises that were effective March 1, 2023, lower deferred loan costs (due to a smaller number of loan originations and renewals)  and higher incentive accrual were primary contributors to the overall increase.  The Company's efficiency ratio was 61.45% in the third quarter of 2023.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $668,000 for the three months ended September 30, 2023, compared to income taxes of $928,000 for the three months ended September 30, 2022 with the decrease attributed to lower pre-tax earnings.

Comparison of Operating Results for the NINE MONTHS ENDED sEptember 30, 2023 AND 2022

Earnings Summary
(dollars in thousands)
	Nine Months Ended		Change 2023 vs. 2022
	September 30, 2023	September 30, 2022	Amount	Percentage
Net Interest Income	$22,095	$20,103	$1,992	9.9%
Credit loss expense	743	601	142	23.6
Noninterest income	1,403	1,505	(102)	(6.8)
Noninterest expense	13,699	11,747	1,952	16.6
Income Taxes	2,178	2,221	(43)	(1.9)
Net earnings	$6,878	$7,039	$(161)	(2.3)%

Interest income
(dollars in thousands)
	Nine Months Ended		Change 2023 vs. 2022
	September 30, 2023	September 30, 2022	Amount	Percentage
Interest income:
Loans	$25,633	$18,568	$7,065	38.0%
Debt securities	2,777	2,000	777	38.9
Other	650	1,104	(454)	(41.1)
Total interest income	29,060	21,672	7,388	34.1%
Interest expense:
Deposits	6,141	1,442	4,699	325.9%
Other borrowings and FHLB advances	824	127	697	548.8
Total interest expense	6,965	1,569	5,396	343.9
Net interest income	$22,095	$20,103	$1,992	9.9%

Comparing the nine months ended September 30, 2023 and 2022, a change in the earnings asset mix and higher yields on interest-earning assets drove the improvement in net interest income, outpacing the effect of higher funding costs.  The average yield on interest-earning assets increased 145 basis points to 4.97% when compared to the same period a year ago, while the average cost of interest-bearing liabilities increased 136 basis points over the same time period.  When compared to the nine months ended September 30, 2022, the average balance of interest-earning assets declined $40.3 million, or 4.9%, and the average balance of interest-bearing liabilities decreased $36.0 million or 6.3%.

Credit Loss Expense

Credit loss expense is charged to earnings to increase the ACL to a level deemed appropriate by management. The expense is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. For the nine months ended September 30, 2023, the Company reported credit loss expense of $743,000 compared to credit loss expense of $601,000 for the same period in 2022.  The higher level of credit loss expense in 2023 was impacted by $286,000 in net recoveries in 2022 compared to $379,000 in net charge-offs in 2023.

Noninterest income
(dollars in thousands)	Nine Months Ended		Change 2023 vs. 2022
	September 30, 2023	September 30, 2022	Amount	Percentage
Service charges and fees on deposit accounts	$261	$219	$42	19.2%
Debit card/ATM revenue, net	437	404	33	8.2
Mortgage banking revenue, net	250	420	(170)	(40.5)
Income from bank-owned life insurance	290	285	5	1.8
Other income	165	177	(12)	(6.8)
Total noninterest income	$1,403	$1,505	$(102)	(6.8)%

Comparing the nine-month periods in 2023 and 2022, the 40.5%, or $170,000 decline in mortgage banking revenue was the key driver of a 6.8%, or $102,000, decline in noninterest income in 2023.  Modest increases in service charges and fees on deposit accounts and debit card/ATM revenue helped offset the decrease in mortgage revenue.

Noninterest expense
(dollars in thousands)	Nine Months Ended		Change 2023 vs. 2022
	September 30, 2023	September 30, 2022	Amount	Percentage
Salaries and employee benefits	$8,359	$6,765	$1,594	23.6%
Occupancy and equipment	1,235	1,217	18	1.5
Professional fees	416	400	16	4.0
Marketing	688	575	113	19.7
FDIC Assessment	275	303	(28)	(9.2)
Software maintenance and amortization	912	837	75	9.0
Other	1,814	1,650	164	9.9
Total noninterest expense	$13,699	$11,747	$1,952	16.6%

Comparing the nine months ended September 30, 2023 and 2022, the primary driver of higher noninterest expense is salaries and employee benefits.  The Company reported 109 FTEs at September 30, 2023 compared to 106 FTEs at September 30, 2022.  In addition to higher headcount, the impact of annual raises that were effective March 1, 2023, less deferred loan costs (due to a lower number of loan originations and renewals in 2023) and higher incentive accrual were primary contributors to the overall increase.   Increases in marketing and other noninterest expense reflect the needs of a growing company.  The Company's efficiency ratio was 58.3% for the nine months ended September 30, 2023, compared to 54.4% for the nine months ended September 30, 2022.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $2,178,000 for the nine months ended September 30, 2023, compared to income taxes of $2,221,000 for the nine months ended September 30, 2022 with the decrease attributed to lower pre-tax earnings in 2023.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged debt securities such as United States government treasury and agency securities, U.S. agency mortgage-backed securities, asset-backed securities, and municipal securities. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of debt securities pledged to the QPD program was $15.6 million at September 30, 2023 and $13.3 million at December 31, 2022. At September 30, 2023, on-balance sheet liquidity (consisting of cash and cash equivalents and debt securities at fair value eligible for pledging) was $140.2 million, compared to $165.8 million at December 31, 2022.

The Bank also has external sources of funds through the FHLB and unsecured lines of credit with correspondent banks. At September 30, 2023, the Bank had access to approximately $102.6 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $59.0 million in unsecured lines of credit maintained with correspondent banks.  The Bank had $25 million in FHLB advances at September 30, 2023. The Company also has a $15 million revolving line of credit with TNB that matures in August 2025. As of September 30, 2023, the Company had a zero outstanding balance under this line. At September 30, 2023, available secured and unsecured borrowing capacity was $176.6 million.  When combined with maximum available brokered and wholesale funding capacity of $208.0 million, off balance sheet funding sources totaled $384.6 million.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At September 30, 2023, total deposits were $722.8 million, of which $38.1 million were in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). Deposit balances decreased $8.7 million, or 1.2%, since December 31, 2022, mostly attributed to a shift in some consumer interest-bearing deposits to higher-paying Banks and higher yielding alternative investments.  At September 30, 2023, the Bank's estimated uninsured deposits were $253.1 million, or 35.0% of total deposits, including collateralized public fund accounts and $192.5 million, or 29.2% of total deposits, excluding collateralized public fund accounts.

At September 30, 2023, total liquidity sources of $524.8 million, or 72.6% of total deposits, represent 207% of estimated uninsured deposits, excluding collateralized public fund accounts.

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

CAPITAL RESOURCES

Stockholders’ equity was $74.8 million at September 30, 2023 compared to $67.1 million at December 31, 2022. The $7.7 million increase in equity is attributed to year-to-date net income of $6.9 million and the $1.9 million tax-effected positive impact of adopting CECL, partially offset by common stock dividends of $698,000 ($0.22 per common share) and a $1.1 million unfavorable change in the accumulated other comprehensive loss on debt securities available for sale.  In 2020, the Company obtained a $15 million 5-year revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At September 30, 2023, the Company had a zero balance under this line of credit.

At September 30, 2023, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations.

The following is a summary at September 30, 2023 and December 31, 2022 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2023
Tier 1 Leverage Capital	$84,540	10.18%	$33,207	4.00%	$41,509	5.00%
Common Equity Tier 1 Risk-based Capital	84,540	13.23	28,765	4.50	41,549	6.50
Tier 1 Risk-based Capital	84,540	13.23	38,353	6.00	51,138	8.00
Total Risk-based Capital	89,443	13.99	51,138	8.00	63,922	10.00

As of December 31, 2022
Tier 1 Leverage Capital	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Risk-based Capital	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Risk-based Capital	81,100	12.90	37,720	6.00	50,294	8.00
Total Risk-based Capital	88,245	14.04	50,294	8.00	62,867	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 12 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending September 30, 2023 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2023, the Company issued 1,764 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $40,000.  Additionally, the Company issued 71,917 restricted stock shares to certain employees. These shares were all issued in accordance with SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities is a director of the Company and resides within the State of Florida.

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

November 7, 2023
/s/ Sammie. D. Dixon, Jr.

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
November 7, 2023
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer