Form 10-K
period 2023-12-31
Prime Meridian Holding Co
filed 2024-03-21
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $21.01 per share selling price of the common stock on June 30, 2023 was $51,513,978.  As of March 12, 2024, there were 3,284,045 issued and outstanding shares of the Registrant’s common stock.

Prime Meridian Holding Company

2023 Form 10-K Annual Report

Part I

Item 1.  Business

General Description of Business

Prime Meridian Holding Company (“PMHG”) was incorporated as a Florida corporation on May 25, 2010, and is the one-bank holding company for and sole shareholder of Prime Meridian Bank (the “Bank”). The Bank opened for business on February 4, 2008, and was acquired by PMHG on September 16, 2010. PMHG has no significant operations other than owning the stock of the Bank. In this report, the terms “Company,” “we,” “us,” or “our” mean PMHG and its subsidiary. Since opening in 2008, the Bank has conducted a general banking business and has grown to 110 full-time equivalent (“FTE”) employees as of December 31, 2023. We operate under the supervision and regulations of the FDIC, the Board of Governors of the Federal Reserve System ("Federal Reserve"), and the State of Florida Office of Financial Regulation ("OFR").

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

A substantial portion of the Company’s market is located in the larger Tallahassee MSA. Claritas, using primarily United States Census Bureau data, estimates that the 2024 population of the Tallahassee MSA, which includes Leon, Gadsden, Jefferson, and Wakulla counties, is 395,340 and is expected to grow to 407,823, an increase of 3.16%, by 2029. Tallahassee is the state capital and is characterized by mostly small businesses in many different service industries in addition to significant governmental and educational employment. The Tallahassee MSA is furthermore home to over 70,000 college students with two state universities (Florida State University and Florida A&M University) and Tallahassee Community College, one of the largest community colleges in Florida. The region is thought to be attractive for many types of economic development, in part due to its highly educated workforce, with 49.9% of residents holding a bachelor's degree or higher in 2022 according to the U.S. Census Bureau.  The Economic Development Council of Tallahassee/Leon County previously identified seven targeted industry sectors that match the region’s strengths, goals, and assets: (1) renewable energy and environment; (2) aviation and aerospace; (3) health sciences, medical education, training and research, and sports medicine; (4) information technology; (5) research and engineering; (6) transportation and logistics; and (7) advanced manufacturing.

According to the U.S. Department of Labor, the national unemployment rate and Florida’s unemployment rate were 3.5% and 2.9%, respectively, at December 31, 2023, while Leon County, Polk County, and Wakulla County's unemployment rates were reported at 3.0%, 3.8%, and 2.8%, respectively.  Any future increases in unemployment rates could result in nonperforming loans and reduced asset quality.

In April 2019, the Company began serving Polk County, Florida (the 8th largest county in the state) with the opening of its office in Lakeland, Florida. Home to nearly 125,000 residents, Lakeland is located along the I-4 corridor between Orlando and Tampa. According to the Lakeland Chamber of Commerce, there are over 10 million people within a 100-mile radius of the city of Lakeland.

Banking Services

Our business strategy focuses on traditional, relationship-based banking. The Bank provides a range of consumer and commercial banking services to individuals and businesses. In addition to electronic banking services such as mobile banking, remote deposit, mobile deposit, Apple Pay, Bank-to-Bank transfers and online banking, we offer basic services which include demand interest-bearing and noninterest-bearing accounts, savings accounts, money-market deposit accounts, health savings accounts (HSA), NOW accounts, time deposits, safe deposit services, wire transfers, foreign exchange services, escrow accounts, enrollment in ICS and CDARS programs, debit cards, direct deposits, notary services, night depository, official checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail, credit cards through a third party, and merchant card services with a third party. In addition, the Bank issues standby letters of credit and offers commercial real estate loans, residential real estate loans, construction loans, commercial loans, equipment loans, Small Business Administration (“SBA”) loans, and consumer loans. The Bank provides debit and automated teller machine (“ATM”) cards and is a member of the MoneyPASS and Pulse networks, thereby permitting clients to utilize the convenience of a large ATM network system including more than 400,000 member machines nationwide. The Bank does not have trust powers.

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

Lending Activities

The Bank offers a wide range of lending services to the community, providing loans to small to medium sized companies and their owners and not-for-profit organizations. Included in our array of commercial loan products are commercial real estate loans, equipment loans, small business loans, and business lines of credit. We also are actively engaged in SBA guaranteed financing to support local borrowers who might not otherwise qualify for conventional financing, which helps mitigate our credit risk and results in fee income if we sell the guaranteed portion. Consumer loans include residential first and second mortgage loans, home equity lines of credit, and consumer installment loans for cars, trucks, boats, and other recreational vehicles. Most of our retail lending connections are driven by our commercial and mortgage client relationships. The Bank maintains strong and disciplined credit policies and procedures and makes loans on a nondiscriminatory basis throughout its lending area. The net loan portfolio, excluding loans held for sale, constituted 75.6% of the Company's total assets at December 31, 2023.

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

We categorize our loans as follows: commercial real estate, residential real estate (first and second mortgages and home equity loans), construction loans, commercial loans, and consumer loans. Residential real estate and home equity loans, accounting for 39.1% of the loan portfolio, and commercial real estate loans, comprising 34.3% of the loan portfolio, were the two largest categories of loans at December 31, 2023.

Commercial Real Estate Loans. Secured by mortgages on commercial property, these loans are typically more complex and present a higher risk profile than our consumer real estate loans. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower whereas nonowner-occupied commercial real estate loans are generally dependent on rental income. For both owner-occupied and nonowner-occupied commercial loans, the maturity is generally limited to three to five years; however payments may be structured on a longer amortization basis. Interest rates on our commercial real estate loans are generally fixed for five years or less after which they adjust based upon a predetermined spread over an index. At times, a rate may be fixed for longer than five years. As part of our credit underwriting standards, we normally require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements, personal tax returns, and where applicable, business tax returns. As part of our enterprise risk management process, we understand that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we evaluate collateral value and analyze the borrower’s, and if applicable the guarantor’s, global cash flow position. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, and retail facilities, hotels, mixed-use residential and commercial properties. Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

Residential Real Estate and Home Equity Loans. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans includes both owner-occupied residences and nonowner-occupied investment properties. The owner-occupied primary residence loans generally present lower levels of risk than commercial real estate loans; however, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers' financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 3-year, 5-year, or 7-year, adjustable-rate mortgages; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market. The longer-term, fixed-rate loans are sometimes retained in the Company’s loan portfolio and are evaluated on a case-by-case basis. Beginning January 1, 2023, the Company stopped offering a 10-year adjustable rate loan.

Construction Loans. Typically, these loans have a term of one to two years and the interest is paid monthly. Once the construction period terminates, some of these loans will convert to a term loan carried in the Bank’s loan portfolio with a maturity of one to ten years and an amortization period of twenty years or less, in general. This portion of our loan portfolio includes loans to small-to-medium sized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties, and loans to residential developers. This type of loan is also made to individual clients for construction of single-family homes in our market area. An independent appraisal is generally used to determine the value of the collateral and confirm that the ratio of the loan principal to the value of the collateral will not exceed the Bank’s policies. As the construction project progresses, loan proceeds are requested by the borrower to complete phases of construction, and funding is only disbursed after the project has been inspected by a third-party inspector or an experienced construction lender. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, changes in market trends, and the interest rate environment. The ability of the construction loan borrower to move to permanent financing of the loan or sell the property upon completion of the project is another risk factor that also may be affected by changes in market trends after the initial funding of the loan.

Commercial Loans. The Company offers a wide range of commercial loans, including small business loans, equipment financing, business lines of credit, and SBA loans. Small-to-medium sized businesses, retail, and professional establishments make up our target market for commercial loans. Our lenders primarily underwrite these loans based on the borrower’s ability to service the loan from cash flow. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically made to highly qualified borrowers due to the nonspecific nature of the collateral and do not require a formal valuation of the business collateral. When commercial loans are secured by specifically identified collateral, then the valuation of the collateral is generally supported by an appraisal, purchase order, or third-party physical inspection. Personal guarantees of the principals of business borrowers are usually required. Equipment loans generally have a term of five years or less and may have a fixed or variable rate. Working capital lines of credit generally do not exceed two years and typically, are secured by accounts receivable, inventory, and personal, and personal guarantees of the principals of the business The Bank currently offers SBA 504 and SBA 7A loans.  SBA 504 loans provide financing for major fixed assets such as real estate and equipment while SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business.  With both SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. Significant factors affecting a commercial borrower’s credit-worthiness include the quality of management and the ability to evaluate changes in the supply and demand characteristics affecting the business’ markets for products and services and respond effectively to such changes. These loans may be made unsecured or secured, but most are made on a secured basis. Risks associated with our commercial loan portfolio include local, regional, and national market conditions. Other risk factors could include changes in the borrower’s management and fluctuations in collateral value. Additionally, there may be refinancing risk if a commercial loan includes a balloon payment which must be refinanced or paid off at loan maturity. In reference to our risk management process, our commercial loan portfolio presents a higher risk profile than our residential real estate and consumer loan portfolios. Therefore, we require that all loans to businesses must have a clearly stated and reasonable payment plan to allow for timely retirement of debt, unless secured by collateral or as otherwise justified.

Consumer and Other Loans. Our consumer portfolio is the smallest portion of our loan portfolio, representing 0.9% of our total loan portfolio at December 31, 2023. These loans are made for various consumer purposes, such as the financing of automobiles, boats, and recreational vehicles. The payment structure of these loans is normally on an installment basis. The risk associated with this category of loans stems from the reduced collateral value for a defaulted loan; it may not provide an adequate source of repayment of the principal. The underwriting on these loans is primarily based on the borrower’s financial condition. Therefore, both secured and unsecured consumer loans subject the Company to risk when the borrower’s financial condition declines or deteriorates. Based upon our current trend in consumer loans, we do not anticipate that consumer loans will become a substantial component of our loan portfolio at any time in the immediate future. Consumer loans are made at fixed-interest and variable-interest rates and are based on the appropriate amortization for the asset and purpose.

Investments

Our investments are managed in relation to loan demand and deposit growth. Available funds are placed in low-risk investments and provide liquidity to fund increases in loan demand or to offset fluctuations in deposits. The total portfolio may be invested in U.S. Treasuries, general obligations of government agencies, asset-backed securities, and bank-qualified municipal securities because such securities generally represent a relatively minimal investment risk. Occasionally, we may invest in certificates of deposit from national and state banks. We also invest in mortgage-backed securities which generally have a shorter life than the stated maturity.

We monitor changes in financial markets. In addition to portfolio investments, our daily cash position is monitored to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. Government agencies and federal funds. The remainder of the investment account may be placed in investment securities of a different type and longer maturity. Whenever possible, our strategy is to stagger the maturities of our securities to produce a steady cash-flow in the event the Bank needs cash or economic conditions change to a more favorable rate environment.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are gathered principally from within our primary market areas through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts (including “jumbo” certificates in denominations of $250,000 or more), and retirement savings plans. We consider the majority of our regular savings, demand, NOW, and money-market deposit accounts to be core deposits. The majority of our deposits are generated within the Leon County, Florida area. Our deposits are insured up to the maximum amount allowed by law by the FDIC. The Company also offers Certificate of Deposit Account Registry Service ("CDARS"), Insured Cash Sweep ("ICS") accounts. The Bank had no brokered deposits at December 31, 2023 or 2022.

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

Company Website and U.S. Securities Exchange Commission Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.primemeridianbank.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. The SEC maintains a website, www.sec.gov, which contains reports and other information regarding issuers that file electronically with the SEC. Our charters of the Audit Committee, the Compensation Committee, and the Executive, Nominating, and Corporate Governance Committee, along with our Code of Ethics and Insider Trading Policy are available on our website at www.primemeridianbank.com. Printed copies of this information may also be obtained, without charge, by written request to the Corporate Secretary at P.O. Box 13629, Tallahassee, FL 32317.

Employees

At December 31, 2023, PMHG had 110 full-time equivalent employees (including executive officers), none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The market for banking is highly competitive. Our competition is made up of a wide range of financial institutions, including credit unions, local, regional, and national commercial banks, mortgage companies, insurance companies, and other non-traditional providers of financial services. According to the annual Summary of Deposits report produced by the FDIC, total deposits (excluding non-retail) in Leon, Polk, and Wakulla counties, Florida, shrunk slightly to $20.9 billion as of June 30, 2023. As of June 30, 2023, there were eighteen FDIC-insured financial institutions serving Leon County; only two of them, including PMHG, are headquartered in Leon County. As of June 30, 2023, according to the Summary of Deposits, the Company ranked fifth and had a 6.95% share of the FDIC-insured deposits in Leon County. As of June 30, 2023, the Summary of Deposits reported that there were sixteen FDIC-insured institutions serving Polk County and that PMHG ranked 16th with 0.24% share of the FDIC-insured deposits in Polk County. As of June 30, 2023, the Summary of Deposits reported that there were four FDIC-insured financial institutions serving Wakulla County and that PMHG ranked third, with a 15.07% share of the FDIC-insured deposits in Wakulla County.

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

In 2023, the U.S. Securities and Exchange Commission finalized a new rule for public companies requiring Form 8-K disclosure of material cybersecurity incidents as well as annual reporting in Form 10-K regarding cybersecurity risk, management, strategy, and governance.  Please see section 1C "Cybersecurity" for more detail.

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

As of December 31, 2023, the Bank was considered to be “well capitalized” with a 10.15% Tier 1 Leverage ratio; a 13.18% Common Equity Tier 1 Risk-based Capital ratio, a 13.18% Tier 1 Risk-based Capital ratio, and a 14.03% Total Risk-based Capital ratio.

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

Consumer Protection

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

We adopted the Financial Accounting Standard's Board's Current Expected Credit Loss ("CECL") standard in the first quarter of 2023.  Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgments over the life of the loan. This initial measurement took place as of January 1, 2023 at the time of our adoption of CECL and resulted in a $2.6 million ($1.9 million tax-adjusted) decrease in the allowance for credit losses.  Despite our best efforts, and particularly due to the fact that we have a limited loan loss history, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions and estimations.

The CECL model may result in more volatility in the level of our ACL, as compared to the “incurred loss” standard that we previously applied in determining our ACL. The CECL model requires us to estimate the lifetime “expected credit loss” with respect to loans and other applicable financial assets, which may change more rapidly than the level of “incurred losses that would have been used to determine our allowance for loan losses prior to adoption of this standard.  As a result of these factors, we may experience increased expense or find that our allowance for credit losses may not be adequate to cover our actual losses, and future credit loss expense may adversely affect our earnings and capital position.

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

Inflation could negatively impact our business, our profitability and our stock price.

Continued inflation may impact our profitability by adversely affecting our expenses leading to higher funding costs and higher expenses related to employee recruitment and retention.  Inflation may result in a decrease in consumer purchasing power leading to lower demand for our products and services.  If inflationary pressures continue, we could see higher default rates on loans, leading to diminished appetite for credit and an increase in our allowance for credit losses. This scenario would potentially have a negative impact on our business, financial condition, and results of operations.

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

The Federal Reserve raised interest rates seven times in 2022 and four times in 2023, for a total of 525 basis points.  At December 31, 2023, our one-year interest rate sensitivity position was liability sensitive, such that an immediate increase in interest rates would have a negative impact on our net interest income over the next twelve months. Our ALCO model shows that the effect would fall within Board approved limits. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our client base with more attractive options.

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

The Bank's legally mandated lending limit is lower than that of many of our larger competitors because we have less capital. At December 31, 2023, our legal lending limit for loans was approximately $21.6 million to any one borrower on a secured basis and $13.0 million on an unsecured basis. Furthermore, management has an established in-house lending limit of $8.0 million for any single secured loan or loan relationship and an in-house limit of $1.0 million for any single unsecured loan or loan relationship as of December 31, 2023. Although we have not experienced this to date, our lower lending limit may discourage potential borrowers with loan needs that exceed our limit from doing business with us. This may restrict our ability to grow. We attempt to serve the needs of these borrowers by selling loan participations to other institutions, but this strategy may not always succeed.

A significant portion of our loan portfolio is secured by real estate in our geographic markets and events that negatively impact the real estate market in our primary market could hurt our business.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Leon County, Florida. As of December 31, 2023, approximately 85.9% of our gross loan portfolio (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral, in each case, provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. Real estate values and real estate markets are generally affected by a variety of factors including changes in economic conditions; fluctuations in interest rates; the availability of credit; changes in tax laws and other governmental statutes, regulations, and policies; and acts of nature. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

The Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaced the current “incurred loss” model for recognizing credit losses with an “expected loss” model. This model is commonly referred to as CECL. Under CECL, which for us was effective January 1, 2023, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs from the “incurred loss” model previously required. Accordingly, the adoption of the CECL model may affect how we determine our allowance for credit losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The Company adopted this ASU on January 1, 2023 with an initial adjustment to the allowance for loan losses of $2.6 million ($1.9 million, net of taxes). The ratio of allowance to total loans fell from 1.20% at December 31, 2022 to 0.86% at December 31, 2023.

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

As of February 29, 2024, the Company’s directors and executive officers as a group owned 763,780 shares of common stock, or 23.3% of our outstanding common stock. In addition, the directors and executive officers have stock options to acquire 168,250 shares of common stock, which, if fully exercised, would result in them owning 27.1% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.

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

In January 2024, the Board of Directors declared an annual dividend of $0.25 per share on our common stock, payable on February 29, 2024 to shareholders of record as of February 9, 2024. PMHG’s ability to pay dividends to our shareholders depends on our retention of capital from our stock offerings and our possible receipt of dividends from the Bank. The Bank is also subject to restrictions on dividends as a result of banking laws, regulations, and policies. If PMHG has not retained sufficient capital, or access to capital, and the Bank elects not to, or is unable to, pay dividends to PMHG, then it is unlikely that PMHG will be able to pay dividends to its shareholders.

In addition, PMHG has a line of credit. Should we take draws on that line of credit, our obligation to make interest and principal payments will reduce the amount of cash available to pay dividends on common stock. In addition, PMHG or the Bank may issue additional debt. Payments on such debt would further reduce the amount of money available to PMHG to pay common stock dividends.

Item 1B               Unresolved Staff Comments

None.

Item 1C               Cybersecurity

General Overview

Information, including but not limited to proprietary information and personally identifiable information, is one of the Company’s most important assets.  Protection of our information assets is necessary to establish trust with our clients, fulfill our fiduciary responsibilities, maintain regulatory and legal compliance, and protect our reputation.

Our Information Security Program outlines the process of protecting and securing our digital systems that contain and process information vital to our operations. Our cybersecurity management program is a subset of our larger Information Security Program.  It provides protection of both client and bank information by preventing, detecting, and responding to cyber-attacks, managing vulnerable access points, practicing active governance, and adhering to risk and compliance regulations. Both programs are managed by our Chief Information Officer (“CIO”) who reports directly to the Company’s Chief Executive Officer (“CEO”) and both are overseen by the Board’s Information Technology (“IT”) Committee and Audit Committee.

The Company has established an information security culture that promotes and communicates the role of all employees in protecting the Company’s information and systems.  The program defines information security responsibilities and accountability throughout the organization. We communicate these responsibilities to employees upon hiring and regularly throughout employment.

We have established policies and procedures, including our Incident Response Plan (“IRP”) for identifying and assessing potential threats, responding to cybersecurity incidents and security breaches, informing executive leadership and the Board, and reporting incidents within the approved timeline adopted by the FDIC in 2021 and the Securities and Exchange Commission in December 2023.  In addition, the Company complies with the following reporting requirements:

●	FDIC Computer-Security Incident Notification Rule;
●	State statutes and laws regarding cybersecurity;
●	Cyber Incident Reporting for Critical Infrastructure Act of 2022 (CIRCIA);
●	Rules adopted by the SEC on Cybersecurity Risk Management, Strategy, Governance and Incident Response disclosure; and
●	All other applicable regulations.

Strategy

In order to provide proper management of cybersecurity risk, management has committed to the following plan: (1) foster an environment that values cybersecurity initiatives in order to accomplish business and operational goals; (2) review and update the cybersecurity program on an annual basis; (3) perform a cybersecurity risk assessment on an annual basis requiring that the performance of the assessment meets standards set forth by the Federal Financial Institutions Examination Council (“FFIEC”) guidelines and external auditors; (4) foster awareness and training for all employees; (5) enlist additional support of third-party experts in the event of cybersecurity incidents; (6) subscribe to cybersecurity forums where information is distributed; (7) monitor and respond to cybersecurity threats and alerts; (7) review and update the business continuity plan, IRP, and vendor management plan, focusing on cyber-resiliency and third-party management of cyber activities; and (8) keep the Audit Committee, IT Committee and Board informed on the status of cybersecurity.

On an annual basis the Company’s IT Committee and Board will review and approve the information security and cybersecurity program, review and approve the business continuity plan and testing, and approve the risk assessment guidelines and methodologies.

Enterprise Risk Management

Our policies and procedures related to Cybersecurity are a vital component of the Company’s enterprise risk management program (“ERM”) which is managed by the Company’s Chief Risk Officer (“CRO”) and is overseen by Audit Committee. Our ERM program includes periodic activities to assess cybersecurity risks that could result in material disruption to the Company such as data breaches, malfunction of critical systems to operate key banking functions, “information hostage” incidents, and interference with key vendor programs.  Any cybersecurity risks identified are tracked through the ERM program and their assessments are assigned risk owners at the senior leadership level.

Cybersecurity training is a key component of annual employee training and is conducted through the year utilizing different methods such as training sessions with the CIO, on-demand third-party cybersecurity and phishing exercise campaigns, and periodic third-party-conducted social engineering testing.

Third Party Service Providers

The Bank has implemented a third-party management policy (Vendor Management Policy) within the Information Security and Cybersecurity Program which requires due diligence and consideration of cyber risk prior to contract signing.  As deemed necessary, vendors identified within the program are reviewed at least annually, and in-depth reviews of critical vendors are documented and presented to management as needed.  The overall program is presented to the Board of Directors each year.

Governance

The Board and IT Committees oversee the responsibility in developing, implementing, and maintaining the information security program and cybersecurity program, and hold senior management accountable for its actions. To accomplish this, the Board maintains a reasonable understanding, and is informed through Committee minutes and Board meetings. The Board of Directors receives annual training on cybersecurity and information security.

The IT Committee has direct oversight responsibilities for our cybersecurity program and receives reports on the Company’s cybersecurity program from our CIO at each of our regular meetings which occur quarterly.  These reports include analyses of any recent cybersecurity threats and incidents at the Company and across the industry, along with a review of internal controls, risk mitigation strategies and third-party service providers.  At least annually, the Board of Directors receives reports on the Company’s cybersecurity program and a briefing of recent developments from the CIO.

Management

Our senior executive management team is actively engaged in the oversight of our cybersecurity program and its future strategy.

The CIO has been with the Company since 2011 and in the banking industry since 2002 holding various positions in operations, compliance and information technology.  He has a background in software programming and hacking/intrusion and holds various certifications and designations such as Certified Information Systems Security Professional, Certified Data Privacy Solutions Engineer, Certified Regulatory Compliance Manager, Accredited ACH Professional and others in technology, security, risk, and compliance. The CIO has a Bachelor of Science in Electrical Engineering and a Master of Science in Cybersecurity and Information Assurance. Additionally, the CIO participates in Infragard (a partnership between the Federal Bureau of Investigation ("FBI") and the private sector and the American Banker's Association ("ABA") cyber forums. He also participated in the FBI Chief Information Security Officer ("CISO") Academy, Class 10.

Senior management documents and reports to the Board (or a Board-appointed subcommittee) on the status of the information security program, which includes, but is not limited to, the following:

●	Risk assessment process, including threat identification and assessment
●	Risk management and control decisions, including risk acceptance and avoidance
●	Third-party service provider arrangements
●	Results of testing
●	If applicable, security incidents and/or breaches or violations of law or regulation and management's response to such incidents; and
●	Recommendations for updates and improvements to the overall information security program.

Detection, Mitigation and Remediation

The Bank has implemented automated systems designed to detect potential malware and anomalies, and notify management of threats. These systems include anti-virus/anti-malware, network log reporting, network-based intrusion detection and incident response systems, external firewall intrusion detection and prevention systems, endpoint protection, and data leakage protection. Anti-virus/anti-malware systems are designed to be updated as needed and definitions are distributed to Bank computers.

Network Log Reporting is consolidated and retained in read-only formats with limited access. Logs are gathered from critical systems on the network and consolidated within a security information and event management ("SIEM") solution.

A third-party monitored network-based intrusion detection and incident response program has been contracted. This system draws logs from systems and firewalls, and is driven by classification and risk-based threat analysis of network traffic. This system automatically analyzes network traffic against a world-wide threat exchange to increase the awareness of newly introduced threats and vulnerabilities.

All monitoring efforts are expected to communicate directly with the Bank through the IT department. Staff has adequate experience and subject matter knowledge to address or elevate issues, and is entrusted with making final determinations of risk and threats, and escalating issues through management or to third-parties. Where appropriate, the Bank will disseminate information to organizations such as the Financial Services Information Sharing and Analysis Center (“FS-ISAC”) or Cybersecurity & Infrastructure Security Agency ("CISA") and other similar incident management user groups.

The Bank has implemented an IRP that identifies roles and responsibilities for Bank employees, as well as general scenarios for management and containment of incidents. The Plan is reviewed and updated at least annually by senior management and reviewed by either the IT Committee or the Board of Directors prior to approval by the Board of Directors.

Incidents and Risks

We have not experienced a material cybersecurity incident and although we are subject to ongoing and evolving cybersecurity threats, management is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. Please see Item 1A "Risk Factors" for further discussion of the material risks associated with the interruption or breach of our information systems or information assets.

Item 2                  Properties

We operated out of four facilities during the year ended December 31, 2023.

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

Item 5                  Market for Registrant’s Common Equity, Related Stockholder’s Matters and Issuer Purchases of Equity Securities

The Company's stock is traded on the OTCQX, an interdealer quotation system, under the symbol "PMHG."  As of February 29, 2024, there were 350 record holders of common stock.  Quotations on the OTCQX reflect interdealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.

Share Repurchase

We repurchased no shares of our common stock in 2023.

Sales of Unregistered Securities

During 2023, the Company issued 6,700 shares to members of its Board of Directors in lieu of cash fees. To incentivize our directors to elect to receive stock, they receive shares valued at 110% of the otherwise-payable cash fees. In 2023, such shares were valued at $163,000 and were all issued in accordance with the benefit plan exemption from registration pursuant to SEC Rule 701.

Also during 2023, the Company issued 69,473 restricted stock shares (net of forfeitures) to employees as part of their compensation.  The shares were valued at $1,571,000 at the date of grant and were issued in accordance with the benefit plan exemption from registration pursuant to SEC Rule 701.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes; therefore, our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Bank must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is the valuation of our subsidiary bank's loan portfolio. A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for credit losses, the valuation of underlying collateral, the timing of loan charge-offs, and the amount and amortization of loan fees and deferred origination costs.

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

Allowance for Credit Losses.  The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), effective on January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and debt securities held to maturity. It also applies to certain off-balance sheet credit exposures, including loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a Company’s loan portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities and purchased financial assets with credit deterioration.

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

Our ACL is evaluated for adequacy by management on a monthly basis and is based upon management’s periodic review of the collectability of the loan portfolio in light of historical experience in the industry, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and industry standards. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the statements of earnings when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of December 31, 2023, the accrued interest receivable for loans recorded in accrued interest receivable was $2,522,000.

The Company has a variety of assets that have a component that qualifies as an OBS exposure. These primarily include undrawn portions of revolving lines of credit and construction loans. Management has determined that a majority of the Company's off-balance-sheet credit exposures are not unconditionally cancellable. Management used its judgement to determine funding rates. Management applied the funding rates, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Any adjustment to the ACL for unfunded commitments will be recognized through the ACL in the statements of earnings. As of December 31, 2023, there was no liability recorded for expected credit losses on unfunded commitments.

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

As of December 31, 2023, $463.1 million, or 71.0%, of our loan portfolio consisted of adjustable-rate loans, meaning these loans will adjust with changes in interest rates and pose less interest rate risk in a rising interest rate environment. Of these, loans totaling $439.4 million, or approximately 67.4% of the total loan portfolio, have interest rate floors which will help protect our net interest margin in a decreasing rate environment. On the other hand, $163.3 million, or 25.0% have interest rate ceilings in place which protects the borrower from interest rates rising beyond a certain level. The majority of our loans with ceilings in place are residential mortgage loans with additional upwards repricing ability of 3.00% to 5.00% until their ceilings are reached. Also as of December 31, 2023, $207.6 million, or 31.8%, of the total loan portfolio was scheduled to mature in five years or less, which helps mitigate the risks of the fixed-rate portion of our loan portfolio in a rising interest rate environment.

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

Nonmaturity Decay – We determine how “sticky” deposits are by assigning a blended 120-month “maturity” to our nonmaturity transaction deposit accounts. These assumptions are based on our own experience by considering both the age of the current deposit base and the historic monthly account closing and balance migration experience. The lower the beta (more fixed rate nature) and the longer the decay (longer duration), the less interest rate sensitive a bank becomes, from an EVE perspective, in a rising interest rate environment. Conversely, higher betas combined with lower decay rates results in higher interest rate sensitivity in a rising interest rate environment.

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

At December 31, 2023, both our EVE and one-year net interest income sensitivity position were liability sensitive in all measured interest rate scenarios, such that an immediate and parallel shift in interest rates beyond the forward rate curve would have a negative impact on our EVE and one-year net interest income over the next twelve months. Our ALCO model shows that the effects would fall within Board approved limits for all interest rate scenarios.

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

The table below sets forth information regarding: (i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) weighted-average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. The yields and costs depicted in the table include the amortization of fees, which are considered to constitute adjustments to yields (dollars in thousands). As shown in the table below, year over year, the yield on the average balance of interest-earning assets increased 137 basis points, while the average balance of interest-earning assets decreased $37.9 million, or 4.7%. The average rate paid on interest-bearing liabilities increased 148 basis points while the average balance of total interest-bearing liabilities decreased 4.8%, or $27.0 million.

	For the Year Ended December 31,
	2023			2022
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans(1)	$613,059	$34,938	5.70%	$537,304	$25,803	4.80%
Loans held for sale	6,769	353	5.21	9,852	418	4.24
Debt securities	137,066	3,698	2.70	126,102	2,938	2.33
Other(2)	18,106	937	5.18	139,614	1,581	1.13
Total interest-earning assets	775,000	$39,926	5.15%	812,872	$30,740	3.78%
Noninterest-earning assets	40,813			39,400
Total assets	$815,813			$852,272

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$456,263	$7,681	1.68%	$518,777	$2,315	0.45%
Time deposits	61,893	1,811	2.93	42,536	264	0.62
Total interest-bearing deposits	518,156	9,492	1.83	561,313	2,579	0.46
Other borrowings and FHLB advances	20,127	1,086	5.40	4,016	200	4.98
Total interest-bearing liabilities	538,283	$10,578	1.97%	565,329	$2,779	0.49%
Noninterest-bearing deposits	193,896			213,570
Noninterest-bearing liabilities	10,540			7,824
Stockholders' equity	73,094			65,549
Total liabilities and stockholders' equity	$815,813			$852,272

Net earning assets	$236,717			$247,543
Net interest income		$29,348			$27,961
Interest rate spread(3)			3.18%			3.29%
Net interest margin(4)			3.79%			3.44%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.44			1.44

(1) Includes nonaccrual loans
(2) Other interest-earning assets include federal funds sold, interest-bearing deposits and FHLB stock.
(3) Net interest spread is the difference between the total interest-earning asset yield and the rate paid on total interest.
(4) Net interest margin is net interest income divided by total average interest-earning assets.

COMPARISON OF YEARS ENDED December 31, 2023 AND 2022

Year ended December 31,			Change 2023 vs. 2022
(dollars in thousands)	2023	2022	Amount	Percent
Net Interest Income	$29,348	$27,961	$1,387	5.0%
Credit loss expense	1,450	890	560	62.9
Noninterest income	1,895	1,934	(39)	(2.0)
Noninterest expense	18,345	16,268	2,077	12.8
Income Taxes	2,740	3,056	(316)	(10.3)
Net earnings	$8,708	$9,681	$(973)	(10.1)%

Compared to 2022, the $973,000, or 10.1%, decrease in net earnings in 2023 is primarily attributed to a $7.8 million increase in interest expense driven by the rising rate environment and competition for deposits. The increase in credit loss expense is mostly attributed to specific reserves required by several new individually evaluated loans, funded loan growth of $56.3 million, and environmental factors reflecting a greater number of past due loans in the residential mortgage sector during the fourth quarter. The decrease in noninterest income primarily reflects an industry-wide decline in mortgage banking activity due to the rising rate environment, partially offset by higher revenue generated from service charges and fees on deposit accounts and debit card/ATM transactions.  The 12.8% increase in noninterest expense is primarily related to higher salaries and employee benefits driven by general wage inflation, slightly higher headcount, and lower deferred loan costs. The decrease in income tax expense resulted from lower pretax income.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and debt securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income was $29.3 million for the year ended December 31, 2023, compared to $28.0 million for the year ended December 31, 2022.

Year ended December 31,			Change 2023 vs. 2022
(dollars in thousands)	2023	2022	Amount	Percent
Interest income:
Loans	$35,291	$26,221	$9,070	34.6%
Debt securities	3,698	2,938	760	25.9
Other	937	1,581	(644)	(40.7)
Total interest income	$39,926	$30,740	$9,186	29.9%
Interest expense:
Deposits	9,492	2,579	6,913	268.0%
FHLB advances and other borrowings	1,086	200	886	443.0
Total interest expense	10,578	2,779	7,799	280.6
Net interest income	$29,348	$27,961	$1,387	5.0%

Since March 2022, the Federal Open Market Committee ("FOMC") has raised the target federal funds rate 525 basis points.  This rising rate environment was a key contributing factor to the financial performance of the Company and the banking industry in general in 2023. Net interest income in 2023 increased 5.0%, or $1.4 million, as higher yields on interest-earning assets and loan growth during the year outpaced the impact of a higher cost of funds and a higher level of borrowings.  Average earning assets decreased 4.7%, or $37.9 million, year-over-year, while average total deposits declined $62.8 million, or 8.1%. The decrease in average deposits reflects both a migration of deposits to higher paying investment alternatives outside the Bank and a general reduction in excess liquidity in the banking system. The Company's cost of interest-bearing liabilities for 2023 was 1.97% compared to 0.49% in 2022.  The Company's NIM for 2023 was 3.79% compared to 3.44% for the same period a year ago.

Credit Loss Expense

Credit loss expense was $1.45 million for the year ending December 31, 2023.  The allowance for credit losses to total loans was 0.86% at December 31, 2023 compared to 1.20% at December 31, 2022.  The Company adopted ASC 326 Current Expected Credit Losses ("CECL") January 1, 2023 which resulted in a $2.6 million decrease to the allowance for credit losses at the time of adoption.  Credit loss expense for the year ended December 31, 2023 primarily reflects specific reserves required by several new individually evaluated loans, followed by loan growth of $56.3 million during the year, and environmental factors reflecting a greater number of past due loans in the residential mortgage sector during the fourth quarter.

Noninterest Income

Year ended December 31,			Change 2023 vs. 2022
(dollars in thousands)	2023	2022	Amount	Percent
Service charges and fees on deposit accounts	$357	$302	$55	18.2%
Debit card/ATM revenue, net	573	540	33	6.1
Mortgage banking revenue, net	352	473	(121)	(25.6)
Income from bank-owned life insurance	389	379	10	2.6
Other income	224	240	(16)	(6.7)
Total noninterest income	$1,895	$1,934	$(39)	(2.0)%

Noninterest income provides an additional source of revenue. In 2023 and 2022, noninterest income comprised 6.1% and 6.5%, respectively, of total revenue (net interest income plus noninterest income). The $39,000 decline in noninterest income in 2023 is attributed primarily to a 25.6% decline in mortgage banking revenue. A continued rising and high interest rate environment in 2023 led to a decrease in activity of new and refinanced mortgage loans. Since March of 2022, the industry has withstood 11 rate hikes totaling 525 basis points.

Service charges and fees on deposit accounts along with debit card and ATM revenue saw increases of $55,000 and $33,000 respectively from 2022 as the number of deposit accounts increased. Other income saw a decline of 6.7% from 2022 due primarily to 10.9% decrease in merchant services income, partially offset by a 2.6% increase in income from bank-owned life insurance.

Noninterest Expense

Year ended December 31,			Change 2023 vs. 2022
(dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits	$11,172	$9,627	$1,545	16.0%
Occupancy and equipment	1,647	1,621	$26	1.6
Professional fees	559	514	$45	8.8
Marketing	903	793	$110	13.9
FDIC Assessment	360	360	$-	-
Software maintenance, amortization and other	1,214	1,162	$52	4.5
Other	2,490	2,191	$299	13.6
Total noninterest expense	$18,345	$16,268	$2,077	12.8%

The $2.1 million increase in total noninterest expense is predominantly a function of higher salaries and employee benefits due to higher headcount (the Company reported 110 full-time equivalents (FTEs) at the end of 2023 compared to 107 at the end of 2022), annual raises, general wage inflation, higher incentive accrual and lower deferred loan costs. Marketing saw an increase of $110,000 or 13.9% due to client appreciation events and campaigns as well as increased spending on leveraging additional Bank client and prospect experiences. Nearly a quarter of the $299,000, or 13.6%, increase in other noninterest expense is attributed to deposit related operating and fraud expenses while printing and supplies increased 17.5%, or $25,000, mostly due to increased technology and equipment expenses related to upgrades of the Bank’s online banking platform and internal core systems in the second half of the year.

Income Taxes

The provision for income taxes decreased $316,000 to $2.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, attributed to lower earnings before taxes in 2023.  The Company's effective income tax rate in 2023 was 23.9%, compared to 24.0% in 2022.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume). As disclosed in the table below, the higher rates were the primary drivers impacting net interest income in 2023.

	Year Ended December 31, 2023 versus 2022
	Rate	Volume	Rate/Volume	Total
(in thousands)
Interest-earning assets:
Loans	$4,932	$3,483	$655	$9,070
Debt securities	464	256	40	760
Other	5,644	(1,376)	(4,912)	(644)
Total	$11,040	$2,363	$(4,217)	$9,186

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$6,418	$(279)	$(773)	$5,366
Time deposits	981	120	446	1,547
Total Deposits	7,399	(159)	(327)	6,913
FHLB advances and other borrowings	17	802	67	886
Total	$7,416	$643	$(260)	$7,799
Total change in net interest income	$3,624	$1,720	$(3,957)	$1,387

FINANCIAL CONDITION

Average interest-earning assets decreased $37.9 million from $812.9 million at December 31, 2022 to $775.0 million at December 31, 2023, reflecting a decrease in other interest-earnings assets - federal funds sold, interest-bearing deposits, and FHLB stock.

Debt Securities

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

At December 31, 2023, our available-for-sale investment portfolio included U.S. government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities and had a fair market value of $124.5 million. Our held-to-maturity portfolio included municipal securities and U.S. agency mortgage-backed securities and had a carrying value of $11.9 million and a fair market value of $10.4 million. At December 31, 2023 and 2022, our debt securities portfolio represented approximately 16.0% and 17.3% of our total assets, respectively, on the balance sheet. The average balance of debt securities increased 8.7% from $126.1 million in 2022 to $137.1 million in 2023, while the average yield on debt securities increased from 2.33% for the year ended December 31, 2022 to 2.70% for the year ended December 31, 2023.

At December 31, 2023, we had 103 debt securities (including both available-for-sale and held-to-maturity) with unrealized losses totaling $12.0 million.  See Note 2 - Debt Securities in the consolidated financial statements for additional information.  The increase in the number of debt securities in a loss position since December 31, 2021 and the relative percentage of loss to portfolio size was due primarily to an increase in short-term and long-term interest rates during 2022 and 2023.

The following table sets forth the carrying amount of the investment portfolio as of the dates indicated:

	At December 31,
	2023	2022
(in thousands)
Available for Sale:
U.S. Government treasury and agency securities	$45,258	$45,905
Municipal securities	20,108	19,464
U.S. agency mortgage-backed securities	56,159	60,502
Asset backed securities	2,950	3,565
Total debt securities available for sale	$124,475	$129,436

Held to Maturity:
Municipal securities	$9,257	$9,215
U.S. agency mortgage-backed securities	2,593	2,590
Total debt securities held to maturity	$11,850	$11,805

The carrying amount and weighted average yields for debt securities as of December 31, 2023 are shown below:

(dollars in thousands)	U.S. Government Agency	Municipal	Mortgage- Backed	Asset-Backed	Total	Weighted-Average Yields(1)
Available for Sale:
Due within one year	$33,001	$1,950	$-	$-	$34,951	2.36%
Due in one to five years	10,210	6,522	-	-	16,732	2.22
Due in five to ten years	2,047	9,645	-	-	11,692	2.27
Due after ten years	-	1,991	-	2,950	4,941	4.77
U.S. agency mortgage-backed securities	-	-	56,159	-	56,159	2.38
Total debt securities available for sale	$45,258	$20,108	$56,159	$2,950	$124,475	2.44%

Held to Maturity:
Due in five to ten years	$-	$2,050	$-	$-	$2,050	3.71%
Due after ten years	-	7,207	-	-	7,207	3.27
U.S. agency mortgage-backed securities	-	-	2,593	-	2,593	3.65
Total debt securities held to maturity	$-	$9,257	$2,593	$-	$11,850	3.43%

(1) All debt securities are listed at actual yield and not on a tax-equivalent basis.

Cash Surrender Value of Bank-Owned Life Insurance

We recorded investments of $16.9 million and $16.5 million in bank-owned life insurance policies at December 31, 2023 and 2022, respectively, due to attractive risk-adjusted returns and for protection against the loss of key executives, including our Chief Executive Officer Sammie D. Dixon and all of our Executive Vice Presidents- Senior Lender, Chris L. Jensen, Jr., Chief Risk Officer, Susan Payne Turner, Chief Financial Officer, Clint F. Weber, and Chief Information Officer, Monte L. Ward.

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

We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients and community involvement, competitive pricing, and innovative structure. Evidence of this effort is seen in the organic growth in our loan portfolio where we saw growth across all of the Bank's portfolio classes in 2023.  As of December 31, 2023, the Bank’s gross loans were $651.9 million, representing 76.3% of total assets, compared to gross loans of $595.6 million as of December 31, 2022, representing 73.1% of total assets. These loans were priced based upon the degree of risk, collateral, loan amount, and maturity.

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2023		2022		2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate mortgage loans:
Commercial	$223,795	34.3%	$202,263	34.0%	$156,306	31.5%
Residential and home equity	254,574	39.1	224,211	37.6	183,536	36.9
Construction	81,640	12.5	75,151	12.6	71,164	14.3
Total real estate mortgage loans	560,009	85.9	501,625	84.2	411,006	82.7

Commercial	85,983	13.2	86,308	14.5	78,584	15.8
Consumer and other loans	5,936	0.9	7,698	1.3	7,283	1.5
Total loans	651,928	100.0%	595,631	100.0%	496,873	100.0%
Less:
Net deferred loan (fees) costs	(192)		229		(701)
Allowance for credit losses	(5,609)		(7,145)		(5,974)
Loans, net	$646,127		$588,715		$490,198

Commercial real estate ("CRE") represents the Company's second largest loan category. Commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The Company regularly monitors its CRE portfolio against regulatory concentration thresholds. Additionally, the Company manages its risk in the CRE portfolio through, but not limited to, established policy limits on loan-to-value or loan-to-cost, the use of internal lending limits, annual reviews on borrowers and guarantors above certain total credit exposure thresholds, and minimum required debt service coverage ratios and borrower equity levels.

A summary of the Company's CRE portfolio by collateral type as of December 31, 2023 is as follows:

(dollars in thousands)
Owner Occupied CRE	Amount	% of Total	Average Loan Size
Office	$27,388	27.0%	$334
Retail	39,007	38.4	1,011
Warehouse	19,014	18.7	656
Restaurant	5,998	5.9	666
Other	10,137	10.0	641
Total	101,544	100.0%	$591

Non-owner Occupied CRE
Office	$49,377	40.4%	$1,178
Retail	17,267	14.1	540
Warehouse	12,366	10.1	563
Restaurant	1,853	1.5	463
Hotel	20,982	17.2	3,497
Other	20,406	16.7	1,582
Total	$122,251	100.0%	$1,021

Maturities of Loans

The following tables show the contractual maturities of the Bank’s loan portfolio at December 31, 2023. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment or scheduled principal repayments.

(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Type of loans
Real estate mortgage loans:
Commercial	$6,823	$56,096	$160,876	$223,795
Residential and home equity	7,465	15,513	231,596	254,574
Construction	31,603	20,341	29,696	81,640
Total real estate mortgage loans	45,891	91,950	422,168	560,009
Commercial	28,926	35,443	21,614	85,983
Consumer and other loans	2,723	2,626	587	5,936
Total loans	$77,540	$130,019	$444,369	$651,928

Sensitivity. For loans due after one year or more, the following table presents the sensitivities to changes in interest rates at December 31, 2023:

(in thousands)	Fixed Interest Rate	Floating Interest Rate	Total
Type of loans
Real estate mortgage loans:
Commercial	$93,283	$123,689	$216,972
Residential and home equity	30,885	216,224	247,109
Construction	4,586	45,451	50,037
Total real estate mortgage loans	128,754	385,364	514,118
Commercial	38,478	18,579	57,057
Consumer and other loans	2,635	578	3,213
Total loans	$169,867	$404,521	$574,388

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

Our goal is to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2023, 2022, and, 2021, approximately 85.9%, 84.2%, and 82.7%, respectively, of the total loan portfolio were collateralized by commercial and residential real estate mortgages. The level of nonperforming loans and OREO is relevant to the credit quality of a loan portfolio. As of December 31, 2023, nonperforming loans totaled $3,445,000 compared to $747,000 at December 31, 2022 and none at December 31, 2021. We had no OREO at December 31, 2023, 2022, or 2021.

The goal of the loan review process is to identify and address classified and nonperforming loans as early as possible. The following table sets forth certain information on nonperforming loans and OREO, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

	At December 31,
	2023	2022	2021
(dollars in thousands)
Total nonperforming loans	$3,445	$747	$-
OREO	-	-	-
Total nonperforming loans and foreclosed assets	$3,445	$747	$-
Total nonperforming loans as a percentage of total loans	0.53%	0.13%	-
Total nonperforming assets as a percentage of total assets	0.40%	0.09%	-

Allowance for Credit Losses

As of December 31, 2023, our ACL was allocated to expected loan losses using historical loss experience and qualitative risk factors. The $559,000 unallocated reserve that was established in 2020 in connection to the COVID-19 pandemic was gradually released in 2021.   Our ACL was allocated as follows, as of the indicated dates.

	As of December 31,
	2023		2022		2021
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
(dollars in thousands)
Commercial real estate	$1,713	34.4%	$2,303	34.0%	$1,762	31.5%
Residential real estate and home equity	2,034	39.0	2,607	37.6	2,139	36.9
Construction	559	12.5	922	12.6	857	14.3
Commercial	1,272	13.2	1,223	14.5	1,125	15.8
Consumer	31	0.9	90	1.3	91	1.5
Total loans	$5,609	100.0%	$7,145	100.0%	$5,974	100.0%

The following table sets forth certain information with respect to activity in our ACL during the years indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
ACL at beginning of year	$7,145	$5,974	$6,092
Impact of adopting ASC 326	(2,606)	-	-
Charge-offs:
Construction	(386)	-	(49)
Commercial	(1)	-	-
Consumer	(46)	(49)	(34)
Total charge-offs	(433)	(49)	(83)
Recoveries:
Residential and home equity	-	-	39
Construction	2
Commercial	44	299	23
Consumer	7	31	7
Total recoveries	53	330	69
Credit loss expense (income)	1,450	890	(104)
ACL at end of year	$5,609	$7,145	$5,974

Ratio of net (charge-offs) recoveries during the year to average loans outstanding during the year	(0.06)%	0.05%	-%
ACL as a percentage of total loans at end of year	0.86%	1.20%	1.20%
ACL as a percentage of nonperforming loans	162.82%	956.49%	-%

We believe that our ACL at December 31, 2023, appropriately reflected the risk inherent in the portfolio as of that date. The methodologies used in the calculation are in compliance with regulatory policy and GAAP.  Beginning in 2023, we applied CECL in calculating our credit loss expense and ACL.  At the time of adoption, the Company recorded a one-time cumulative-effect adjustment to the ACL of $2.6 million which was recognized through a $1.9 million adjustment to retained earnings, net of taxes.  The adjustment brought the beginning balance of the ACL to $4.5 million as of January 1, 2023.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which the other-than-temporary impairment has been recognized prior to December 31, 2022.  As of December 31, 2023, the Company did not have any other-than-temporarily impaired debt securities.

Deposits

The major source of the Bank’s funds for lending and other investment purposes are deposits, in particular core deposits and non-maturity deposits. Substantially all of our depositors are residents in our primary market areas. Total deposits were $748.7 million at December 31, 2023, compared to $731.5 million at December 31, 2022, a $17.2 million, or 2.4%, increase. Noninterest-bearing deposits decreased by $8.6 million, while the net increase in interest-bearing deposits was $25.7 million. The decrease in deposits is mostly attributed to the movement of personal interest-bearing accounts into higher yielding investments outside of the Bank and higher paying time deposits at the Bank as competitive rate pressures persisted throughout 2023.

The following table sets forth the distribution by type of our deposit accounts at the dates indicated:

	As of December 31,
	2023		2022
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
Deposit Types
Noninterest-bearing	$189,426	25.3%	$197,987	27.1%
Money-market accounts	277,686	37.1	282,678	38.6
NOW	173,417	23.2	175,200	23.9
Savings	25,723	3.4	35,561	4.9
Subtotal	666,252	89.0	691,426	94.5

Time deposits:
0.00 - 1.00%	1,113	0.1	21,435	3.0
1.01 - 2.00%	8,359	1.1	7,678	1.0
2.01 - 3.00%	17,019	2.3	10,496	1.4
3.01 - 4.00%	5,789	0.8	-	-
4.01 - 5.00%	49,794	6.6	500	0.1
5.01 - 6.00%	362	0.1	-	-
Total time deposits	82,436	11.0	40,109	5.6

Total deposits	$748,688	100.0%	$731,535	100.1%

The following table presents the maturities of our time deposits greater than $250,000 as of December 31, 2023:

(in thousands)
Time Deposits >$250,000
Due in three months or less	$10,070
Due from three months to six months	4,396
Due from six months to one year	15,463
Due over one year	10,563
Total	$40,492

Borrowings

Deposits are the primary source of funds for our lending and investment activities and general business purposes. However, as an alternate source of liquidity, the Bank may obtain advances from the Federal Home Loan Bank of Atlanta (“FHLB”) sell debt securities subject to our obligation to repurchase them, purchase federal funds from designated correspondent banks, and engage in overnight borrowings from the Federal Reserve, correspondent banks, or client repurchase agreements. The level of short-term borrowings can fluctuate on a daily basis depending on funding needs and the source of the funds to satisfy the needs.

The Bank has an agreement with the FHLB and pledges its qualified loans as collateral which would allow the Bank, as of December 31, 2023, to borrow an additional $102.1 million. FHLB advances totaled $15 million at December 31, 2023 and there were no advances outstanding at December 31, 2022.  The following table details rate and maturity information for FHLB advances as of December 31, 2023.

(dollars in thousands)
Maturity Year	Interest Rate	Amount
2024	4.48% - 4.83%	$10,000
2025	4.18%	5,000
		$15,000

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB") which is headquartered in Thomasville, Georgia. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. As of December 31, 2023, the Company had a zero outstanding balance under this line, but did utilize the line during the year.

Interest expense totaled $1.1 million for FHLB advances and other borrowings in 2023.

Capital Adequacy

Stockholders’ equity was $80.0 million as of December 31, 2023, compared to $67.1 million as of December 31, 2022.  The Company announced in January 2024, an annual dividend of $0.25 per share of common stock payable on February 29, 2024 to stockholders of record on February 9, 2024.

As of December 31, 2023, the Bank was considered to be “well capitalized” with a 10.15% Tier 1 Leverage ratio, a 13.18% Common Equity Tier 1 Risk-based Capital ratio and Tier 1 Risk-based Capital ratio, and a 14.03% Total Risk-based Capital ratio.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2023
Tier 1 Leverage ratio to Average Assets	$86,576	10.15%	$34,133	4.00%	$42,666	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	86,576	13.18	29,566	4.50	42,706	6.50
Tier 1 Capital to Risk-Weighted Assets	86,576	13.18	39,421	6.00	52,561	8.00
Total Capital to Risk-Weighted Assets	92,185	14.03	52,561	8.00	65,702	10.00

As of December 31, 2022
Tier 1 Leverage ratio to Average Assets	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Capital to Risk-Weighted Assets	81,100	12.90	37,720	6.00	50,294	8.00
Total Capital to Risk-Weighted Assets	88,245	14.04	50,294	8.00	62,867	10.00

Threshold Ratios
Common Equity
	Total	Tier 1	Tier 1	Tier 1
Capital	Risk-Based	Risk-Based	Risk-Based	Leverage
Category	Capital Ratio	Capital Ratio	Capital Ratio	Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%
Adequately Capitalized	8.00%	6.00%	4.50%	4.00%
Undercapitalized	<8.00%	<6.00%	<4.50%	<4.00%
Significantly Undercapitalized	<6.00%	<4.00%	<3.00%	<3.00%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank’s clients, as well as meet the Company’s current and planned expenditures. Management monitors the liquidity position daily.

The Company has a $15,000,000 revolving line of credit, with a five-year term, with TNB. At December 31, 2023, there were no outstanding borrowings under this line.

As a commercial bank, we are expected to maintain an adequate liquidity position. The Bank’s liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable debt securities such as U.S. government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities and asset-backed securities. Some of our debt securities are pledged to collateralize certain deposits through our participation in the State of Florida’s Qualified Public Deposit Program ("QPD"). The market value of debt securities pledged to the QPD program was $16.4 million at December 31, 2023 and $13.3 million at December 31, 2022.  At December 31, 2023, on-balance sheet liquidity (consisting of cash and cash equivalents and debt securities at fair value eligible for pledging) was $146.8 million, compared to $165.8 million at December 31, 2022.

The Bank also has external sources of funds through the FHLB and unsecured lines of credit with correspondent banks. At December 31, 2023, the Bank had access to approximately $102.1 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $59.0 million in unsecured federal funds lines of credit maintained with correspondent banks. As of December 31, 2023, the Bank had $15.0 million in FHLB advances.

As of December 31, 2023, off-balance sheet liquidity for the Company consisted of available credit lines of $176.1 million.  When combined with maximum available brokered and wholesale funding capacity of $213.6 million, total off-balance sheet liquidity totaled $389.7 million at December 31, 2023.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less and savings accounts. We closely monitor our level of certificates of deposit $250,000 and greater and other large deposits. At December 31, 2023, total deposits were $748.7 million, of which $40.5 million was in certificates of deposits greater than $250,000, excluding Individual Retirement Accounts (IRAs). At December 31, 2023, the Bank's estimated uninsured deposits were $286.1 million (excluding collateralized public fund accounts), or 38.2% of total deposits.

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

The following is a summary of the total contractual amount of commitments outstanding at December 31, 2023 and 2022.

	At December 31,
	2023	2022
(in thousands)
Commitments to extend credit	$2,194	$10,667
Construction loans in process	46,882	61,991
Unused lines of credit (nonconstruction)	85,150	77,268
Standby financial letters of credit	2,136	3,319
Standby performance letters of credit	89	-
Guaranteed accounts	1,276	1,425
Total off-balance sheet instruments	$137,727	$154,670

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

To the Shareholders and the Board of Directors

Prime Meridian Holding Company

Tallahassee, Florida:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prime Meridian Holding Company and Subsidiary (the "Company"), as of December 31, 2023 and 2022 and the related consolidated statements of earnings, comprehensive income (loss), stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses ("ACL")  - Loans

The Company's loans portfolio totaled $651.9 million as of December 31, 2023, and the ACL on loans was $5.6 million.

As more fully described in Notes 1, 3 and 4 to the Company's consolidated financial statements, the Company estimates its exposure to expected credit losses as of the statement of financial condition date for existing financial instruments held at amortized cost and off-balance sheet exposures, such as unfunded loan commitments, lines of credit and other unused commitments that are not unconditionally cancelable by the Company.

The determination of the ACL-loans requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL-loans.

We identified the ACL-loans at December 31, 2023, as a critical audit matter. Auditing the ACL - loans involved a high degree of subjectivity in evaluating management's estimates, such as evaluating management's identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors and evaluating the adequacy of specific allowances associated with individually evaluated loans.

The primary procedures we performed as of December 31, 2023, to address this critical audit matter included:

- Obtained an understanding of the Company's process for establishing the ACL-loans, including the qualitative factor adjustments of the ACL-loans
- Tested the completeness and accuracy of the information utilized in the ACL-loans, including evaluating the relevance and reliability of such information
- Tested the ACL-loans model's computational accuracy
- Evaluated the qualitative adjustments to the ACL-loans, including assessing the basis for adjustments and the reasonableness of the significant assumptions
- Evaluated the reasonableness of specific allowances on individually evaluated loans
- Evaluated the overall reasonableness of assumptions used by management considering trends identified within peer groups
- Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings
- Performed an independent calculation of the ACL-loans
- Evaluated the accuracy and completeness of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, disclosures in the consolidated financial statements

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2008.

Tampa, Florida

March 21, 2024

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2023	2022
(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$9,003	$8,119
Federal funds sold	14,856	19,259
Interest-bearing deposits	4,557	12,410
Total cash and cash equivalents	28,416	39,788
Debt securities available for sale	124,475	129,436
Debt securities held to maturity (fair value of $10,358 and $9,917)	11,850	11,805
Loans held for sale	5,288	7,058
Loans, net of allowance for credit losses of $5,609 and $7,145	646,127	588,715
Federal Home Loan Bank stock	1,283	463
Premises and equipment, net	7,476	8,022
Right of use lease asset	2,823	3,044
Deferred tax asset	3,529	4,533
Accrued interest receivable	3,114	2,385
Bank-owned life insurance	16,921	16,532
Other assets	3,226	3,391
Total assets	$854,528	$815,172

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$189,426	$197,987
Savings, NOW and money-market deposits	476,826	493,439
Time deposits	82,436	40,109
Total deposits	748,688	731,535

Other borrowings	-	4,275
Federal Home Loan Bank advances	15,000	-
Official checks	2,377	4,090
Operating lease liability	3,013	3,208
Other liabilities	5,474	5,011
Total liabilities	774,552	748,119

Commitments and contingencies (notes 4, 8, and 15)

Stockholders' equity:

Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,259,881 and 3,164,491 issued and outstanding	33	32
Additional paid-in capital	40,522	39,718
Retained earnings	47,234	37,278
Accumulated other comprehensive loss	(7,813)	(9,975)
Total stockholders' equity	79,976	67,053
Total liabilities and stockholders' equity	$854,528	$815,172

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022
Interest income:
Loans	$35,291	$26,221
Debt securities	3,698	2,938
Other	937	1,581
Total interest income	39,926	30,740
Interest expense:
Deposits	9,492	2,579
FHLB advances and other borrowings	1,086	200
Total interest expense	10,578	2,779
Net interest income	29,348	27,961
Credit loss expense	1,450	890
Net interest income after credit loss expense	27,898	27,071
Noninterest income:
Service charges and fees on deposit accounts	357	302
Debit card/ATM revenue, net	573	540
Mortgage banking revenue, net	352	473
Income from bank-owned life insurance	389	379
Other income	224	240
Total noninterest income	1,895	1,934
Noninterest expense:
Salaries and employee benefits	11,172	9,627
Occupancy and equipment	1,647	1,621
Professional fees	559	514
Advertising	903	793
FDIC assessment	360	360
Software maintenance, amortization and other	1,214	1,162
Other	2,490	2,191
Total noninterest expense	18,345	16,268
Earnings before income taxes	11,448	12,737
Income taxes	2,740	3,056
Net earnings	$8,708	$9,681

Earnings per common share:
Basic	$2.71	$3.07
Diluted	$2.68	$3.03

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2023	2022
Net earnings	$8,708	$9,681
Other comprehensive income (loss):
Change in unrealized loss on debt securities available for sale:
Unrealized gain (loss) arising during the year	2,896	(13,264)
Deferred income tax (expense) benefit	(734)	3,362
Total other comprehensive income (loss)	2,162	(9,902)
Comprehensive income (loss)	$10,870	$(221)

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2023 and 2022

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-in	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
(dollars in thousands)
Balance at December 31, 2021	3,129,046	$31	$38,909	$28,164	$(73)	$67,031
Net earnings	-	-	-	9,681	-	9,681
Dividends paid	-	-	-	(567)	-	(567)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit	-	-	-	-	(9,902)	(9,902)
Stock options exercised	20,240	1	371	-	-	372
Common stock issued as compensation to directors	5,002	-	131	-	-	131
Issuance of restricted stock	10,203	-	129	-	-	129
Stock-based compensation	-	-	178	-	-	178
Balance at December 31, 2022	3,164,491	$32	$39,718	$37,278	$(9,975)	$67,053

Net earnings	-	-	-	8,708	-	8,708
Impact of adopting ASC 326 (net of tax)	-	-	-	1,946	-	1,946
Dividends paid	-	-	-	(698)	-	(698)
Net change in unrealized loss on debt securities available for sale, net of income taxes	-	-	-	-	2,162	2,162
Stock options exercised	19,217	-	341	-	-	341
Common stock issued as compensation to directors	6,700	-	163	-	-	163
Issuance of restricted stock	69,473	1	243			244
Stock-based compensation	-	-	57	-	-	57
Balance at December 31, 2023	3,259,881	$33	$40,522	$47,234	$(7,813)	$79,976

See Accompanying Notes to Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net earnings	$8,708	$9,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	724	683
Credit loss expense	1,450	890
Net amortization (accretion) of deferred loan fees	276	(541)
Deferred income taxes	(390)	(328)
Amortization of premiums and discounts on debt securities	(284)	(68)
Gain on sale of loans held for sale	(352)	(473)
Proceeds from the sale of loans held for sale	60,437	85,076
Loans originated as held for sale	(58,315)	(79,893)
Stock issued as compensation to directors	163	131
Stock-based compensation expense	301	307
Income from bank-owned life insurance	(389)	(379)
Net increase in accrued interest receivable	(729)	(880)
Net change in operating leases	26	25
Net decrease (increase) in other assets	165	(1,557)
Net (decrease) increase in other liabilities and official checks	(1,250)	4,923
Net cash provided by operating activities	10,541	17,597
Cash flows from investing activities:
Loan originations, net of principal repayments	(56,532)	(98,866)
Purchase of debt securities available for sale	(1,206)	(79,322)
Purchase of debt securities held to maturity	-	(11,782)
Principal repayments of debt securities available for sale	7,284	10,397
Maturities and calls of debt securities available for sale	2,018	33
Purchase of Federal Home Loan Bank stock	(820)	(97)
Purchase of premises and equipment	(178)	(743)
Net cash used in investing activities	(49,434)	(180,380)
Cash flows from financing activities:
Net increase (decrease) in deposits	17,153	(31,407)
Net (decrease) increase in other borrowings	(4,275)	700
Increase in Federal Home Loan Bank advances, net	15,000	-
Proceeds from stock options exercised	341	372
Common stock dividends paid	(698)	(567)
Net cash provided by (used in) financing activities	27,521	(30,902)
Net decrease in cash and cash equivalents	(11,372)	(193,685)
Cash and cash equivalents at beginning of year	39,788	233,473
Cash and cash equivalents at end of year	$28,416	$39,788
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$10,218	$2,779
Income taxes	$3,072	$3,596
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes (benefit)	$2,162	$(9,902)
Impact of adopting ASC 326	$1,946	$-

See Accompanying Notes to Consolidated Financial Statements

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2023 and 2022 and for the Years Then Ended

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

Use of Estimates. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans held for sale includes mortgage loans which are intended for sale in the secondary market and are carried at the lower of book value or estimated fair value in the aggregate. For the years ended December 31, 2023 and 2022, gains on loans held for sale are reported on the consolidated statements of earnings under noninterest income in mortgage banking revenue.  At December 31, 2023, loans held for sale were $5,288,000 compared to $7,058,000 at December 31, 2022. At December 31, 2023 and 2022, fair values exceeded book values in the aggregate.  The Company retains no beneficial interest in these sales and no servicing rights on the loans sold.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs. Commitment and loan origination fees are deferred and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

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

Changes in the ACL are recorded as credit loss expense. Losses are charged against the ACL when management believes the uncollectability of the debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of December 31, 2023, the accrued interest receivable for debt securities available for sale included in accrued interest receivable was $523,000.

ACL – Debt Securities Held to Maturity. The Company measures expected credit losses on debt securities held to maturity on a collective basis by major security type. U.S. agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Taxable municipal securities are highly rated by major credit agencies. A debt security is placed on nonaccrual status at the time any principal or interest payments become ninety days delinquent. Interest accrued but not received for a debt security placed on nonaccrual is reversed against interest income. During the year ended  December 31, 2023, there were no debt securities placed on nonaccrual.  As of December 31, 2023, the accrued interest receivable for debt securities held to maturity included in accrued interest receivable was $69,000.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the statements of earnings when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of December 31, 2023, the accrued interest receivable for loans recorded in accrued interest receivable was $2,522,000.

The Company has a variety of assets that have a component that qualifies as an OBS exposure. These primarily include undrawn portions of revolving lines of credit and construction loans. Management has determined that a majority of the Company's off-balance-sheet credit exposures are not unconditionally cancellable. Management used its judgement to determine funding rates. Management applied the funding rates, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Any adjustment to the ACL for unfunded commitments will be recognized through the ACL in the statements of earnings. As of December 31, 2023, there was no liability recorded for expected credit losses on unfunded commitments.

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

Bank-Owned Life Insurance ("BOLI"). The Company has purchased life insurance policies on certain key officers. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the consolidated balance sheet date, which is the cash surrender value adjusted for other charges or other amount due that are probable at settlement.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. As of December 31, 2023, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Federal Home Loan Bank Advances. Fair values of FHLB advances are estimated using discounted cash flow analysis based on current borrowing rates of the FHLB (Level 3).

Derivatives.  Fair value of the Company’s derivative contracts is based on the framework for measuring fair value (Level 2).

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

Comprehensive Income (Loss). GAAP requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available-for-sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net earnings, are components of comprehensive income (loss).

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, Continued

Recently Adopted Accounting Standards

The Company adopted Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), effective on January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and debt securities held to maturity. It also applies to certain off-balance sheet credit exposures, including loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a Company’s loan portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities and purchased financial assets with credit deterioration.

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

	January 1, 2023
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(In thousands)
Assets:
Allowance for credit losses on loans	$4,539	$7,145	$(2,606)
Deferred tax asset	$-	$-	$660

Equity:
Retained earnings (impact of adopting ASC 326, net of taxes)	$-	$-	$1,946

Also on January 1, 2023, the Company adopted Accounting Standards Update "ASU" 2022-22, "Troubled Debt Restructurings and Vintage Disclosures."  ASU 2022-22 eliminates the accounting guidance for troubled debt restructurings ("TDRs") in ASC 310-40 Receivables - Troubled Debt Restructurings by Creditors, and introduces new disclosures related to modifications with borrowers that are experiencing financial difficulties.  ASU 2022-02 also requires the disclosure of current-period gross write-offs by year of origination for financing receivables held at amortized cost.  Upon adoption, the Company eliminated the separate credit loss estimation process for loans classified as TDRs.  The adoption did not have a material impact to the consolidated financial statements.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$46,492	$-	$(1,234)	$45,258
Municipal securities	22,259	-	(2,151)	20,108
U.S. agency mortgage-backed securities	63,165	7	(7,013)	56,159
Asset-backed securities	3,024	-	(74)	2,950
Total	$134,940	$7	$(10,472)	$124,475

Debt Securities Held to Maturity
Municipal securities	$9,257	$39	$(1,378)	$7,918
U.S. agency mortgage-backed securities	2,593	-	(153)	2,440
Total	$11,850	$39	$(1,531)	$10,358

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$48,124	$-	$(2,219)	$45,905
Municipal securities	22,338	-	(2,874)	19,464
U.S. agency mortgage-backed securities	68,633	-	(8,131)	60,502
Asset-backed securities	3,702	-	(137)	3,565
Total	$142,797	$-	$(13,361)	$129,436

Debt Securities Held to Maturity
Municipal securities	$9,215	$-	$(1,695)	$7,520
U.S. agency mortgage-backed securities	2,590	-	(193)	2,397
Total	$11,805	$-	$(1,888)	$9,917

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Debt Securities, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$45,258	$-	$45,258	$-
Municipal securities	20,108	-	20,108	-
U.S. agency mortgage-backed securities	56,159	-	56,159	-
Asset-backed securities	2,950	-	2,950	-
Total	$124,475	$-	$124,475	$-

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$45,905	$-	$45,905	$-
Municipal securities	19,464	-	19,464	-
U.S. agency mortgage-backed securities	60,502	-	60,502	-
Asset-backed securities	3,565	-	3,565	-
Total	$129,436	$-	$129,436	$-

The scheduled maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
(in thousands)
At December 31, 2023
Debt Securities Available for Sale
Due in less than one year	$35,373	$34,951
Due in one to five years	17,831	16,732
Due in five to ten years	13,236	11,692
Due after ten years	5,335	4,941
Mortgage-backed securities	63,165	56,159
Total	$134,940	$124,475

Debt Securities Held to Maturity
Due in five to ten years	$2,050	$1,956
Due after ten years	7,207	5,962
Mortgage backed securities	2,593	2,440
Total	$11,850	$10,358

There were no debt securities available for sale sold during the years ended  December 31, 2023 and 2022.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)          Debt Securities, Continued

At December 31, 2023 and 2022, debt securities with a fair value of $16,410,000 and $13,284,000, respectively, were pledged as collateral for public deposits.

Debt securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$-	$-	$(1,234)	$45,258
Municipal securities	(2)	386	(2,149)	19,722
U.S. agency mortgage-backed securities	-	-	(7,013)	54,987
Asset-backed securities	-	-	(74)	2,950
Total	$(2)	$386	$(10,470)	$122,917

Debt Securities Held to Maturity
Municipal securities	$-	$-	$(1,378)	$6,884
U.S. agency mortgage-backed securities	-	-	(153)	2,440
Total	$-	$-	$(1,531)	$9,324

At December 31, 2022
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$(1,384)	$40,926	$(835)	$4,979
Municipal securities	(999)	11,436	(1,875)	8,028
U.S. agency mortgage-backed securities	(3,246)	36,939	(4,885)	23,563
Asset-backed securities	(102)	2,461	(35)	1,104
Total	$(5,731)	$91,762	$(7,630)	$37,674

Debt Securities Held to Maturity
Municipal securities	$(1,695)	$7,520	$-	$-
U.S. agency mortgage-backed securities	(193)	2,397	-	-
Total	$(1,888)	$9,917	$-	$-

The unrealized losses at December 31, 2023 and 2022 on 103 and 106 debt securities, respectively, were caused by market conditions such as interest rate movements, and not changes in credit quality. It is expected that the debt securities would not be settled at a price less than the par value of the debt securities. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these debt securities until a market price recovery or maturity, these debt securities are not considered other-than-temporarily impaired. Therefore, at December 31, 2023 no ACL on debt securities has been recorded.

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

Any credit loss component would be recognized through a credit loss expense. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the debt securities, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer's financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the debt securities. The Company determined that the U.S. government agency and treasury securities (including mortgage-backed securities) have a zero expected credit loss. All of the government agency securities have the full faith and credit backing of the United States government or one of its agencies. Municipal securities and asset-backed securities that do not have a zero expected credit loss are evaluated quarterly by a third-party resource to determine whether there is a credit loss associated with a decline in fair value. At  December 31, 2023 and 2022, all municipal and asset-backed securities were rated as investment grade. All debt securities in an unrealized loss position as of December 31, 2023 continue to perform as scheduled and we do not believe that there is a credit loss or that a credit loss expense is necessary. At December 31, 2023, no debt securities are on nonaccrual. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans

The segments and classes of loans are as follows:

	At December 31,
(in thousands)	2023	2022
Real estate mortgage loans:
Commercial	$223,795	$202,263
Residential and home equity	254,574	224,211
Construction	81,640	75,151
Total real estate mortgage loans	560,009	501,625

Commercial loans	85,983	86,308
Consumer and other loans	5,936	7,698
Total loans	651,928	595,631

Add (Deduct):
Net deferred loan (fees) costs	(192)	229
Allowance for credit losses	(5,609)	(7,145)
Loans, net	$646,127	$588,715

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

Residential and Home Equity. The Company offers first and second one-to-four family mortgage loans, multifamily residential loans, and home equity lines of credit. The collateral for these loans is generally on the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Company offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 3-year, 5-year, or 7-year adjustable-rate mortgage; while 15-year or 30-year fixed-rate loans are generally sold to the secondary market.

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

Loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2023 are as follows:

	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial Real Estate Loans
Pass	$27,756	$62,149	$32,799	$42,079	$12,492	$38,271	$6,482	$222,028
Special mention	-	-	-	-	-	1,767	-	1,767
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate loans	$27,756	$62,149	$32,799	$42,079	$12,492	$40,038	$6,482	$223,795
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and Home Equity Loans
Pass	$43,809	$51,060	$56,802	$29,979	$11,717	$28,188	$29,794	$251,349
Special mention	-	-	1,391	278	-	203	357	2,229
Substandard	-	-	585	367	-	-	44	996
Total residential loans	$43,809	$51,060	$58,778	$30,624	$11,717	$28,391	$30,195	$254,574
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction Loans
Pass	$33,713	$18,797	$16,717	$1,425	$1,611	$1,837	$6,958	$81,058
Special mention	-	-	-	-	-	-	-	-
Substandard	-	198	-	384	-	-	-	582
Total construction loans	$33,713	$18,995	$16,717	$1,809	$1,611	$1,837	$6,958	$81,640
Year-to-date gross charge-offs	$-	$-	$-	$386	$-	$-	$-	$386

Commercial Loans
Pass	$12,024	$12,130	$7,247	$3,543	$4,823	$5,250	$40,064	$85,081
Special mention	24	-	-	45	-	32	-	101
Substandard	-	-	-	36	-	-	765	801
Total commercial loans	$12,048	$12,130	$7,247	$3,624	$4,823	$5,282	$40,829	$85,983
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1

Consumer & Other Loans
Pass	$1,317	$688	$275	$122	$348	$176	$3,010	$5,936
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer & other loans	$1,317	$688	$275	$122	$348	$176	$3,010	$5,936
Year-to-date gross charge-offs	$46	$-	$-	$-	$-	$-	$-	$46

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

The risk ratings of loans at December 31, 2022 are as follows:

	Real Estate Mortgage Loans
		Residential			Consumer
		and Home		Commercial	and Other
(in thousands)	Commercial	Equity	Construction	Loans	Loans	Total
At December 31, 2022
Grade:
Pass	$200,192	$221,552	$74,516	$85,874	$7,696	$589,830
Special mention	1,794	2,616	635	368	2	5,415
Substandard	277	43	-	66	-	386
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$202,263	$224,211	$75,151	$86,308	$7,698	$595,631

Age analysis of past-due loans at December 31, 2023 and 2022 is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2023:
Real estate mortgage loans:
Commercial	$57	$-	$-	$57	$223,738	$-	$223,795
Residential and home equity	3,792	492	1,110	5,394	248,227	953	254,574
Construction	648	-	-	648	80,410	582	81,640
Commercial loans	18	318	-	336	84,847	800	85,983
Consumer and other loans	28	-	-	28	5,908	-	5,936
Total	$4,543	$810	$1,110	$6,463	$643,130	$2,335	$651,928

At December 31, 2022:
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$201,986	$277	$202,263
Residential and home equity	1,383	413	349	2,145	222,066	-	224,211
Construction	651	-	55	706	74,445	-	75,151
Commercial loans	293	160	-	453	85,789	66	86,308
Consumer and other loans	-	-	-	-	7,698	-	7,698
Total	$2,327	$573	$404	$3,304	$591,984	$343	$595,631

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)          Loans, Continued

Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. The amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on accrual by class of loans as of December 31, 2023 is as follows:

(in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ Days Still Accruing
At December 31, 2023
Residential and home equity	$953	$953	$-	$1,110
Construction	582	582	-	-
Commercial	800	36	764	-
Total	$2,335	$1,571	$764	$1,110

The amortized cost basis of impaired loans and their associated allowance, if any, as of December 31, 2022 is as follows:

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
		Unpaid		Unpaid			Unpaid
		Contractual		Contractual			Contractual
	Recorded	Principal	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Investment	Balance	Allowance	Investment	Balance	Allowance
At December 31, 2022
Commercial real estate	$277	$277	$-	$-	$-	$277	$277	$-
Commercial	-	-	66	66	14	66	66	14
Consumer and other loans	2	2	-	-	-	2	2	-
Total	$279	$279	$66	$66	$14	$345	$345	$14

The restructuring of a loan exists if the creditor grants a modification as a result of financial hardship. A loan modification  may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. The Company entered into no new restructured loans to borrowers experiencing financial difficulty during the years ended December 31, 2023 and 2022.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)     Allowance for Credit Losses

Activity in the ACL is summarized as follows:

	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total
Year Ended December 31, 2023
Beginning balance	$2,303	$2,607	$922	$1,223	$90	$7,145
Impact of adopting ASC 326	(740)	(892)	(403)	(504)	(67)	(2,606)
Credit loss expense	150	319	424	510	47	1,450
Charge-offs	-	-	(386)	(1)	(46)	(433)
Recoveries	-	-	2	44	7	53
Ending balance	$1,713	$2,034	$559	$1,272	$31	$5,609

Year Ended December 31, 2022
Beginning balance	$1,762	$2,139	$857	$1,125	$91	$5,974
Provision (credit) for loan losses	541	468	65	(201)	17	890
Net recoveries (charge-offs)	-	-	-	299	(18)	281
Ending balance	$2,303	$2,607	$922	$1,223	$90	$7,145

 (continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)          Premises and Equipment

A summary of premises and equipment follows:

	At December 31,
(in thousands)	2023	2022
Land	$1,704	$1,704
Buildings	5,111	5,089
Leasehold improvements	1,584	1,584
Furniture, fixtures and equipment	2,438	2,360
Computer and software	3,720	3,642
Total, at cost	14,557	14,379
Less accumulated depreciation and amortization	(7,081)	(6,357)
Premises and equipment, net	$7,476	$8,022

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

The components of lease expense and other lease information as of and during the years ended December 31, 2023 and 2022 are as follows:

	Years ended December 31,
(in thousands)	2023	2022
Operating lease cost	$319	$319
Cash paid for amount included in the measurement of operating
lease liability operating cash flows from operating lease	$294	$294

	At December 31,
(dollars in thousands)	2023	2022
Operating lease right of use asset	$2,823	$3,044
Operating lease liability	3,013	3,208
Remaining lease term - (in years)	10.6	11.6
Weighted average discount rate	3.17%	3.17%

Future minimum lease payments under non-cancellable leases as of December 31, 2023, reconciled to our operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At December 31, 2023
2024	$306
2025	323
2026	323
2027	323
2028	323
Thereafter	1,998
Total future minimum lease payments	3,596
Less interest	(583)
Total	$3,013

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6)          Deposits

The aggregate amount of time deposits with a minimum denomination greater than $250,000 was approximately $40.5 million and $14.1 million at December 31, 2023 and 2022, respectively.

A schedule of maturities for all time deposits at December 31, 2023 is as follows:

(in thousands)
Year Ending December 31,	Amount
2024	$58,991
2025	22,047
2026	899
2027	69
Thereafter	430
Total	$82,436

(7)          Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank of Atlanta (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $102.1 million at  December 31, 2023.  The Company had $15 million in FHLB advances at December 31, 2023 and no advances at December 31, 2022.

FHLB advances as of December 31, 2023 are as follows:

(dollars in thousands)
Maturity Year	Interest Rate	Amount
2024	4.48% - 4.83%	$10,000
2025	4.18%	5,000
		$15,000

The Company has available credit of $59.0 million in lines of credit with correspondent banks. All draws under these lines are subject to approval by the correspondent bank. There were no outstanding borrowings under these line at December 31, 2023 or 2022.

The Company maintains a $15.0 million revolving line of credit with a local bank.  The Company has pledged all of the Bank's common stock as collateral for the revolving line of credit which matures in August, 2025 and bears interest at the Wall Street Journal Prime Rate. There was a zero outstanding balance under this revolving line of credit at  December 31, 2023 compared to $4.275 million at  December 31, 2022.

(8)          Income Taxes

The components of the income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Current:
Federal	$2,434	$2,699
State	696	685
Total current	3,130	3,384

Deferred:
Federal	(305)	(257)
State	(85)	(71)
Total deferred	(390)	(328)
Total income taxes	$2,740	$3,056

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)          Income Taxes, Continued

The reasons for the difference between the statutory Federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2023		2022
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
(dollars in thousands)
Income taxes at statutory rate	$2,404	21.0%	$2,675	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	483	4.2	485	3.8
Tax-exempt income	(158)	(1.4)	(105)	(0.8)
Other nondeductible expenses	11	0.1	1	-
Total	$2,740	23.9%	$3,056	24.0%

Tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	At December 31,
	2023	2022
(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,422	$1,827
Organizational and start-up costs	-	2
Stock-based compensation	164	132
Deferred compensation	262	201
Unrealized losses on debt securities available for sale	2,652	3,386
Operating lease liability	764	813
Other	12	13
Deferred tax assets	5,276	6,374

Deferred tax liabilities:
Prepaid Expenses	(143)	(144)
Deferred loan costs	(682)	(688)
Premises and equipment	(206)	(238)
Right of use lease asset	(716)	(771)
Deferred tax liabilities	(1,747)	(1,841)
Net deferred tax asset	$3,529	$4,533

The Company files consolidated income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, or state and local income tax examinations by taxing authorities for years before 2020.

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

Commitments to extend credit, construction loans in process and unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $536,000 at December 31, 2023.

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

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2023 is as follows:

(in thousands)	At December 31, 2023
Commitments to extend credit	$2,194
Construction loans in process	46,882
Unused lines of credit	85,150
Standby financial letters of credit	2,136
Standby performance letters of credit	89
Guaranteed accounts	1,276
Total off-balance sheet instruments	$137,727

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11)            Stock Compensation Plans

2015 Stock Incentive Compensation Plan

The 2015 Stock Incentive Compensation Plan (the “2015 Plan”) was approved by Shareholders at the Company’s annual meeting of shareholders on May 20, 2015, and permits the Company to grants its key employees and directors stock options, stock appreciation rights, performance shares, restricted stock and phantom stock. Under the 2015 Plan, the number of shares which may be issued is 500,000, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. As of December 31, 2023, 322,957 stock options and 91,192 restricted stock awards have been granted under the 2015 Plan.  Taking into account the 61,250 stock options that have been forfeited, 136,083 options are available for grant at  December 31, 2023.

A summary of the activity in the Company’s 2015 Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2021	268,657	$20.23
Options granted	3,500	25.37
Options exercised	(20,240)	(18.35)
Options forfeited	(550)	20.09
Outstanding at December 31, 2022	251,367	19.99
Options exercised	(19,217)	(20.09)
Options forfeited	(10,050)	(28.40)
Outstanding at December 31, 2023	222,100	$20.33	2.5	$740,000
Exercisable at December 31, 2023	212,900	$20.18	2.4	$727,000

The fair value of shares vested and recognized as compensation expense was $57,000 and $178,000 for the years ended December 31, 2023 and 2022, respectively. The fair value of shares vested and recognized as stock award expense was $244,000 and $129,000 at December 31, 2023 and 2022, respectively.  The Company recognized an income tax benefit with respect to share-based compensation of $6,000 and $19,000, respectively, in  December 31, 2023 and 2022. At December 31, 2023, there was $48,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2015 Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

No stock options were granted during 2023.  The fair value of each option granted in 2022 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year ended
December 31, 2022
Weighted average risk-free interest rate	2.91%
Expected dividend yield	0.71%
Expected stock volatility	33.18%
Expected life in years	6.5
Per share fair value of options issued during year	$9.10

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

(11)           Stock Compensation Plans, Continued

Restricted Stock Issued under the 2015 Stock Incentive Plan

The Company issued 69,473 restricted common stock shares (net of forfeitures) to employees in 2023. Restricted common stock shares granted are vested equally over the span of 3-5 years. Stockholders of unvested restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2021	7,838	$18.88	$149,000
Non-vested restricted stock granted	10,203	$27.85	284,000
Restricted stock shares vested in 2022	(3,838)	(18.98)	(73,000)
Non-vested restricted stock outstanding at December 31, 2022	14,203	$25.30	$359,000
Non-vested restricted stock granted	75,751	$22.68	$1,718,000
Forfeited	(6,278)	$23.42	$(147,000)
Restricted stock shares vested in 2023	(6,040)	(24.06)	(145,000)
Non-vested restricted stock outstanding at December 31, 2023	77,636	$22.99	$1,785,000

During the years ended  December 31, 2023 and 2022, the Company recognized $244,000 and $129,000, respectively, as expense and had $1,530,000 in unrecognized expense at  December 31, 2023 to be recognized over a weighted-average period of 4.4 years.

Directors' Plan

The Directors’ Plan permits the Company’s and the Bank’s directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the OTCQX or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. In 2023 and 2022 the Board used the greater of quarter-end book value and quarter-end volume weighted average market price to determine what the fair market value of Prime Meridian common stock was for purposes of the Directors’ Plan. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. In  2023 and 2022, our directors received 6,700 and 5,002 shares of common stock, respectively, in lieu of cash, under the Directors’ Plan.  The Company recognized expense of $163,000 and $131,000 during the years ended December 31, 2023 and 2022, with respect to the Director’s Plan.  As of December 31, 2023, there were 29,662 shares remaining available for grant.

(12)          Employee Benefit Plans

The Company sponsors a 401(k)-profit sharing plan available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit-sharing plan are discretionary and determined annually. Contribution expense related to the plans for the years ended December 31, 2023 and 2022 was $278,000 and $261,000, respectively.

The Company has established non-qualified account balance deferred compensation plans to provide retirement benefits for certain officers of the Company. The Company is recognizing the expense of these plans as services are rendered using a discount rate of four percent and a retirement age of sixty-five. The Company’s expense in connection with these plans was $242,000 and $265,000 for the years ended  December 31, 2023 and 2022, respectively. The accrued liability related to these agreements was $1,034,000 and $792,000 at December 31, 2023 and 2022, respectively. Such amounts are included in other liabilities in the accompanying consolidated balance sheets.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)        Related Party Transactions

The Company enters into transactions during the ordinary course of business with officers and directors of the Company and entities in which they hold a significant financial interest. The following table summarizes these transactions:

	Year Ended December 31,
(in thousands)	2023	2022
Loans:
Beginning balance	$7,224	$8,468
Originated during the year	1,694	544
Principal repayments	(1,946)	(1,788)
Ending balance	$6,972	$7,224

Deposits at year-end	$14,690	$5,970

In addition, the Company purchases various insurance policies through a company that employs the spouse of a Director. The premiums paid totaled $1.6 million and $1.4 million in 2023 and 2022, respectively, and included health insurance premiums for employees.

(14)        Fair Value of Financial Instruments

The approximate carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		At December 31, 2023		At December 31, 2022
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$28,416	$28,416	$39,788	$39,788
Debt securities available for sale	2	124,475	124,475	129,436	129,436
Debt securities held to maturity	2	11,850	10,358	11,805	9,917
Loans held for sale	3	5,288	5,371	7,058	7,170
Loans, net	3	646,127	557,847	588,715	548,166
Federal Home Loan Bank stock	3	1,283	1,283	463	463
Accrued interest receivable	3	3,114	3,114	2,385	2,385
Bank owned life insurance	3	16,921	16,921	16,532	16,532
Derivative contract assets	2	2,253	2,253	2,352	2,352

Financial liabilities:
Deposits	3	748,688	749,411	731,535	731,506
Other borrowings	3	-	-	4,275	4,275
FHLB advances	3	15,000	14,848	-	-
Derivative contract liabilities	2	2,253	2,253	2,352	2,352

Off-Balance Sheet financial instruments	3	-	-	-	-

(15)      Dividend Restrictions

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

In January 2024, the Board of Directors declared an annual dividend of $0.25 per share of common stock payable on February 29, 2024 to shareholders of record as of February 9, 2024.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)         Regulatory Matters

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2023, and 2022, the Bank’s capital conservation buffer exceeded the minimum requirement of 2.50%.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2023, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2023
Tier 1 Leverage ratio to Average Assets	$86,576	10.15%	$34,133	4.00%	$42,666	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	86,576	13.18	29,566	4.50	42,706	6.50
Tier 1 Capital to Risk-Weighted Assets	86,576	13.18	39,421	6.00	52,561	8.00
Total Capital to Risk-Weighted Assets	92,185	14.03	52,561	8.00	65,702	10.00

As of December 31, 2022:
Tier 1 Leverage ratio to Average Assets	$81,100	9.70%	$33,461	4.00%	$41,826	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	81,100	12.90	28,290	4.50	40,863	6.50
Tier 1 Capital to Risk-Weighted Assets	81,100	12.90	37,720	6.00	50,294	8.00
Total Capital to Risk-Weighted Assets	88,245	14.04	50,294	8.00	62,867	10.00

(17)        Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements. As of December 31, 2023, there is no pending or threatened litigation of which management is aware.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)          Earnings Per Share

Earnings per share (“EPS”) has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method:

	2023			2022
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Year Ended December 31,
Basic EPS:
Net earnings	$8,708	3,209,924	$2.71	$9,681	3,154,866	$3.07
Effect of dilutive securities-incremental shares from assumed conversion of options		41,156			38,908
Diluted EPS:
Net earnings	$8,708	3,251,080	$2.68	$9,681	3,193,774	$3.03

(19)        Derivatives

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

	At December 31,
	2023	2022
dollars in thousands
Notional amount - interest rate swaps:
Stand-alone derivatives	$19,548	$20,084

Weighted-average pay rate - interest rate swaps	3.68%	3.68%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	11.6	12.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$2,253	$2,352
Stand-alone derivatives - interest rate swaps (other liabilities)	$(2,253)	$(2,352)

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(20)      Parent Company Only Financial Information

The Holding Company's unconsolidated financial information follows:

Condensed Balance Sheets	December 31,
	2023	2022
(in thousands)
Assets
Cash	$1,178	$204
Investment in subsidiary	78,763	71,125
Other assets	35	30
Total assets	$79,976	$71,359

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$-	$4,275
Accrued interest	-	31
Total liabilities	-	4,306

Stockholders' equity	79,976	67,053
Total liabilities and stockholders' equity	$79,976	$71,359

Condensed Statements of Earnings	Year Ended December 31,
	2023	2022
(in thousands)
Revenues	$-	$-
Expenses	(698)	(756)
Income tax benefit	177	192
Loss before earnings of subsidiary	(521)	(564)
Net earnings of subsidiary	9,229	10,245
Net earnings	$8,708	$9,681

Condensed Statements of Cash Flows	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net Earnings	$8,708	$9,681
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of subsidiary	(9,229)	(10,245)
Stock issued as compensation	163	131
Net change in other assets	(5)	(3)
(Decrease) increase in accrued interest	(31)	21
Net cash used in operating activities	(394)	(415)
Cash flows from investment activities-
Cash dividend received from bank subsidiary	6,000	-
Cash flows from financing activities:
Net change in other borrowings	(4,275)	700
Cash dividend paid	(698)	(567)
Proceeds from stock options exercised	341	372
Net cash (used in) provided by financing activities	(4,632)	505
Net increase in cash	974	90
Cash at beginning of the year	204	114
Cash at end of year	$1,178	$204

Supplemental disclosure of cash flow information-
Noncash items:
Net change in accumulated other comprehensive loss of subsidiary, net change in
unrealized loss on debt securities available for sale, net of taxes	$2,162	$(9,902)
Stock-based compensation expense of subsidiary	$301	$307

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company consulted with an external consulting firm to assist in management’s evaluation of the adequacy of the Bank’s policies and procedures in the areas of internal operational controls and safeguarding of assets, and when applicable, compliance with regulatory guidelines. The Company and the consultant used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” to perform the assessment. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the year ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Item 10.             Directors, Executive Officers and Corporate Governance

In 2023, the Boards of Directors of the Company and the Bank were each composed of the same fourteen members. The members of both Boards of Directors are elected each year for one-year terms. Our shareholders elect the Company’s Board of Directors, while the Company (as the sole shareholder), elects the Board of Directors of the Bank. Executive officers of the Company and of the Bank are elected annually by the respective Boards of Directors.

During 2023, each member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the Nasdaq Stock Market Rules, except for Mr. Dixon, Mr. Guemple, Mr. Jensen, Mrs. Jones, and Mr. Micallef.

The following table lists the names and ages of all directors and executive officers of the Company and the Bank and indicates all positions and offices with the Company and the Bank held by each person, as of December 31, 2023. Also included in the table is the year in which each person commenced service with the Company and a brief description of the current occupation of each director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which any person was elected as a director or executive officer.

		Position with the	Position with the	Director
Name	Age	Company	Bank	Since	Principal Occupation	Independent
Kenneth H. Compton	55	Director	Director	2019	CEO, Founder, Compton & Associates, Private Wealth Advisors	✓
William D. Crona	74	Director	Director	2010	Financial Consultant, Investor & retired CPA	✓
Sammie D. Dixon, Jr.	54	CEO, President, Vice Chairman & Director	CEO, President, Vice Chairman & Director	2010	Chief Executive Officer & President
Steven L. Evans	76	Director	Director	2010	Retired IBM Executive	✓
R. Randy Guemple	72	Director	Director	2010	Retired Executive Vice President, Chief Financial Officer
Chris L. Jensen, Jr.	67	EVP, Director	SLO, EVP, Director	2010	Executive Vice President, Senior Lender
Kathleen C. Jones	70	Director	Director	2011	Retired Executive Vice President, Chief Financial Officer
Robert H. Kirby	57	Director	Director	2010	Businessman, Partner in Rehab Technologies and Huxford Land Co.	✓
Frank L. Langston	66	Director	Director	2010	Principal of NAI TALCOR	✓
Michael A. Micallef, Jr.(1)	73	Director	Director	2019	Retired SVP, Market President Lakeland office
L. Collins Proctor, Sr.	54	Director	Director	2010	Principal / Director of FSM (Facility Solutions Management)	✓
Garrison A. Rolle, M.D.	62	Director	Director	2010	Orthopedic Surgeon	✓
Steven D. Smith(1)	70	Director	Director	2010	Businessman, Krispy Kreme Doughnut Franchisee	✓
Susan Payne Turner	57	EVP, CRO	EVP, CRO	N/A	Executive Vice President, Chief Risk Officer
Monte' L. Ward	42	EVP, CIO	EVP, CIO	N/A	Executive Vice President, Chief Information Officer
Clint F. Weber	42	EVP, CFO	EVP, CFO	N/A	Executive Vice President, Chief Financial Officer
Richard A. Weidner	79	Chairman & Director	Chairman & Director	2010	Retired CPA, Partner with Carr, Riggs & Ingram, LLC	✓

(1) Director Micallef and Director Smith will retire and be appointed Director Emeritus effective May 9, 2024.

The following sets forth a brief description of each director and executive officer’s principal occupation and business experience, and certain other information as of December 31, 2023. There are no family relationships between any directors or executive officers.

Executive Officers

Sammie D. Dixon, Jr., age 54, was part of the management team and Board that formed both the Bank and Prime Meridian. He is the Vice Chairman, Chief Executive Officer and President of Prime Meridian and the Bank. Prior to joining the Bank, from June 2005 to December 2006, he was the Senior Vice President and Commercial Sales Manager for Regions Bank in Tallahassee, Florida. Before that, he served as Chief Executive Officer and President for Bank of Thomas County from August 2003 to June 2005. From April 1999 to 2003, Mr. Dixon held various positions with Bank of Florida – Southwest in Naples, Florida. He began his banking career with NationsBank in 1997. Mr. Dixon previously served as an Administrative Committee Member of the American Bankers Association’s Community Bankers Council.   He is a former director and Chair of the Greater Tallahassee Chamber of Commerce and Campaign Co-Chair of the United Way of the Big Bend where he also served as a director. He is a member of the Independent Community Bankers of America's Legislative Issues Committee, the Tallahassee Memorial HealthCare Foundation Board of Trustees and the TaxWatch Board of Trustees. He serves on the boards of the Florida Bankers Association and The Boys and Girls Clubs of the Big Bend. Mr. Dixon attends Saint Peter’s Anglican Church.

Clint F. Weber, age 42, has been with the Bank since 2013. He is presently the Executive Vice President and Chief Financial Officer of the Bank and Prime Meridian. Prior to joining the Bank, he was Vice President and held various credit positions at Premier Bank and its successor financial institution Centennial Bank from 2008 to 2013. From 2003 to 2008, he was a Financial Institution Examiner at the Florida Office of Financial Regulation. Mr. Weber’s work experience includes credit risk management, regulatory compliance, accounting and asset/liability management. Mr. Weber is a graduate of Florida State University where he received a Bachelor of Science in Finance and Real Estate. He is also a graduate of the Florida School of Banking at the University of Florida.

Chris L. Jensen, Jr., age 67, was part of the management team and Board that formed both the Bank and Prime Meridian. He is an Executive Vice President of Prime Meridian and the Bank’s Executive Vice President and Senior Lender. Prior to joining the Bank, from February 2005 to 2007, he served as Tallahassee Market President for Regions Bank. Before that, Mr. Jensen held various management positions with SouthTrust Bank from 1997 to 2005, culminating with the position of Tallahassee’s Market President. He also served as Senior Lender for First Bank of Tallahassee in its de novo stage in 1990. Mr. Jensen has over forty years of lending experience in Tallahassee and the surrounding markets. He is active in the community and currently serves on the Board of the Suwannee River Area Council for the Boy Scouts of America.

Susan Payne Turner, age 57, has been with the Bank since 2013. She is presently the Executive Vice President and Chief Risk Officer of the Bank and Prime Meridian. Mrs. Turner began her banking career in 1983. From 2010 to 2013, she was a Regional Retail Leader for Centennial Bank, where she managed ten branches located in Leon, Wakulla, Calhoun and Liberty Counties. Mrs. Turner is a graduate of Florida State University and received a Master of Business Administration from Troy University in 2005. She is a Certified Enterprise Risk Professional. She is also a graduate from the Graduate School of Banking at Louisiana State University. Mrs. Turner serves as Chair for the Florida Bankers Education Foundation. She is Past Chair and serves as Director Emeritus for the Tallahassee Community College Foundation. She also serves as Past Chair for the Tallahassee Community College Alumni and Friends Association and Director Emeritus on the Board for the Wakulla County Chamber of Commerce. She is a member of the Coastal Optimist Club, is the Associate Director of the Wakulla County Historical Society and serves as Chair on the Board for the Community Foundation of North Florida.

Monté L. Ward, age 42, has been with the Bank since 2011. He is presently the Executive Vice President and Chief Information Officer of the Bank and Prime Meridian. Prior to joining the Bank, he was Assistant Vice President and held various operational, compliance and information technology positions at Premier Bank from 2002 to 2011. Mr. Ward has a background in software programming and hacking/intrusion. He holds various certifications and designations such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified Regulatory Compliance Manager, Accredited ACH Professional and others in technology, security, risk, and compliance. He is a graduate of Florida Agricultural & Mechanical University where he received a Bachelor of Science in Electrical Engineering. He received a Master of Science in Cybersecurity from National University. Mr. Ward is also a graduate of the American Bankers Association Stonier Graduate School of Banking and the Wharton Leadership Program at the University of Pennsylvania.

Company and Bank Directors at December 31, 2023

Kenneth H. Compton, age 55, was elected to Prime Meridian’s and the Bank’s Boards in May 2019. He is the Founder, President and CEO of Compton & Associates, Private Wealth Advisors, which focuses on asset management, retirement planning, estate planning, and business transition planning. Mr. Compton serves as the Chair of the Governance, Compensation, and Nominating Committee, member of Executive, Audit, and Loan committees and is the Vice Chair for Gulf Atlantic Bank, Key West, Florida.  He was also a director of Community Southern Holdings, Inc. and Community Southern Bank beginning in 2013, where he served as Chairman of the Loan and Compensation committees, and served on the Audit committee and ALCO. He remained on the Boards until their sale to Sunshine Bancorp, Inc. in 2015. He then joined the Board of Sunshine Bancorp, Inc. and served, as the Sarbanes-Oxley Financial Expert on the Audit Committee, until its sale to CenterState Bank Corporation in 2018. His background includes a Juris Doctor degree from the Cumberland School of Law at Samford University, a Master of Law degree from the University of Denver, Sturm College of Law and Daniels College of Business, and a Bachelor of Arts Degree in International Studies and Foreign Policy from Rhodes College. He has served as an adjunct professor of finance and insurance, as a vesting agent under the Florida Comprehensive Land Use Plan, and as a past Executive Vice President of the Highlands County Board of Realtors. Mr. Compton serves on the Board of Baycare’s Bartow Regional Medical Center and Main Street Ft. Meade. He also served on the Board of the Southeastern University Foundation.

William D. Crona, age 75, is a founding member of the Boards of the Bank and Prime Meridian. He is a retired certified public accountant. In 2005, he retired from a twenty-three-year career with the accounting firm of Law, Redd, Crona and Munroe, P.A., Tallahassee, Florida, where he served as a partner. He currently is a financial consultant and investor in the Tallahassee area. Mr. Crona serves on the Boards of the Apalachee Land Conservancy, Manchebo Beach Resort Hotel, TEC Incorporated, SAVA, and the City of Tallahassee Citizen Advisory Board.

Steven L. Evans, age 76, is a founding member of the Boards of the Bank and Prime Meridian. He retired from a thirty-year career with IBM in 2003 where he served as Vice President of its North American Education business and IBM’s Senior State Executive for its Florida operations. After graduating from the University of Michigan, Mr. Evans played in the St. Louis Cardinal baseball organization for six years before joining IBM. Mr. Evans currently serves on the Boards of the Florida Taxwatch Research Institute, Ghost Controls, Inc., Vineyard Capital, Fringe Benefits Management Corporation, Kyra Infotech Group and is the immediate past Chairman of the Leon County Economic Vitality Leadership Council. He is also a member of the Presidential Advisory Council for Indian River State College and a member of the Florida State University Health Transformation Committee.

R. Randy Guemple, age 72, is a founding member of the Boards of the Bank and Prime Meridian. He retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer in March 2019. He was formerly a certified public accountant. Prior to assuming these offices, he was a retired bank executive, and served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Bank of Florida in West Palm Beach, Florida. He is a Past Chairman of the Financial Managers Society, Inc., headquartered in Chicago, Illinois. Mr. Guemple is a Past Chairman and current member of the Board of Trustees for the Tallahassee Memorial HealthCare Foundation, Inc. and Southern Scholarship Foundation, Inc. in Tallahassee, Florida. He is also Director Emeritus of Elder Care Services, Inc. and an active member of the Tallahassee Kiwanis Club.  Mr. Guemple is a graduate of Florida State University (FSU) where he received a Bachelor of Science in Accounting and his Master of Business Administration. He played baseball while at FSU and is a member of Good Shepherd Catholic Church.

Kathleen C. Jones, age 70, was part of the management team that formed both the Bank and Prime Meridian and has been a member of both Boards since 2011. She retired as Prime Meridian’s and the Bank’s Executive Vice President and Chief Financial Officer in December 2015. Prior to joining the Bank, she spent thirty-six years with SunTrust Bank and its Tallahassee predecessor institutions. Mrs. Jones retired from SunTrust Bank in 2007, at the position of North Florida Regional Senior Vice President, Senior Banking Operations Manager. She is a 1978 graduate of Florida State University where she received a Bachelor of Science in Finance. She also is a 1988 graduate of the Graduate School of Banking of the South in Baton Rouge, Louisiana.

Robert H. Kirby, age 57, was elected to Prime Meridian’s and the Bank’s Board in May 2010. He is a partner in Rehab Technologies, LLC, a medical equipment sales and leasing business, and Huxford Land Company, LLC, a land and timber company. Mr. Kirby currently serves as President and Chief Executive Officer of Cedar Creek Land and Timber Company, Inc. and T.R. Miller Woodlands, Inc., and as a member of the management executive committees of T.R. Miller Mill Company, Inc. and Neal Land Alabama, Inc., all located in Brewton, Alabama. Mr. Kirby received a bachelor’s degree from the University of the South, Sewanee, Tennessee and a Master of Business Administration from the University of Alabama, Tuscaloosa, Alabama.

Frank L. Langston, age 66, is a founding member of the Boards of the Bank and Prime Meridian. He has been a principal/owner, since 2000, with the real estate services company NAI TALCOR, located in Tallahassee, Florida. From 1990 to 2000, Mr. Langston was affiliated with NAI TALCOR as an independent contractor. After attending Auburn University, Mr. Langston entered the management training program of First Florida Banks in Tampa. While assigned to the Marketing Department, Mr. Langston gained valuable first-hand real estate experience in locating bank branch locations around the state. In addition, he participated in strategic planning, new product development, and market analysis. From 1981 to 1984, Mr. Langston served as Marketing Director with the responsibility of business development for the Tallahassee office. In May 1989, he entered the commercial real estate business specializing in retail and office sales and leasing, and bank-owned real estate. Mr. Langston is a Certified Commercial Investment Member, a Florida licensed broker-salesman, and an Alabama licensed broker. He is also a member of the National Association of Realtors, the Florida Association of Realtors, and the Tallahassee Association of Realtors. He currently serves on the Board of Anna’s Foundation, Advisory Board of the Master of Real Estate Development Program at Auburn University and the Community Board of the Tallahassee Campus of the Florida State University, College of Medicine.

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

L. Collins Proctor, Sr., age 54, is a founding member of the Boards of the Bank and the Company. He is a founding partner (2011) of Facility Solutions Management (FSM) which optimizes facility performance and operating costs through its Controls, Mechanical, Plumbing, Engineering, and Energy Services divisions for corporate, government, medical, and education clients throughout the continental United States and Puerto Rico.  In addition to managing firm level strategies, Mr. Proctor focuses primarily within FSM’s Energy Services division overseeing strategy, financing, quality control, and the development of FSM's "Huckleberry" energy and environmental management software platform. Prior to FSM, Mr. Proctor was an investor/partner of Red Brick Partners, LLC, a real estate and private equity investment entity started in 2006. Prior to 2006, Mr. Proctor owned and managed a Florida real estate acquisition and construction advisory firm, an affiliate of a national firm with which he was associated for ten years. Mr. Proctor received his Bachelor of Arts from Vanderbilt University and his Master of Business Administration from Emory University, between which times he served five years with NationsBank (now Bank of America) in its leveraged leasing division managing over $3.5 billion in equipment financing for large corporate and municipal clients.

Garrison A. Rolle, M.D., age 62, is a founding member of the Boards of the Bank and Prime Meridian. He is an orthopedic surgeon who joined the Tallahassee Orthopedic Clinic in 1997. He served on AmSouth Bank’s Advisory Board of Directors in Tallahassee, Florida and was formerly a director of Regions Bank in Tallahassee, Florida. Dr. Rolle played football for the University of Florida while pursuing his Bachelor of Science degree. He received his medical degree from the University of Florida, College of Medicine.

Steven D. Smith, age 71, is a founding member of the Boards of the Bank and Prime Meridian. He is an owner and operator of a number of Krispy Kreme Doughnut franchises throughout the Florida Panhandle, including Tallahassee, Florida. Mr. Smith currently serves as Chairman of the Board for Pursuit Channel, an outdoor network delivered to approximately thirty-eight million U.S. households. He also serves as a member of the Florida Highway Patrol Advisory Council. Mr. Smith is the owner of a number of other local businesses and is a 1974 graduate of Livingston University in Livingston, Alabama.

Richard A. Weidner, age 79, is a founding member and Chairman of the Boards of the Bank and Prime Meridian. On December 31, 2020, Mr. Weidner retired from an eighteen-year career with the accounting firm of Carr, Riggs & Ingram, LLC. He is a certified public accountant with an inactive license and former partner and Partner Oversight Director of Carr, Riggs & Ingram, LLC. In 2002 this firm acquired Williams, Cox, Weidner & Cox, P.A., Tallahassee, Florida, which Mr. Weidner helped establish in 1972. From approximately 1998 to 2001, Mr. Weidner served as an Advisory Board member for SunTrust Bank. Mr. Weidner is a past member of the Tallahassee Community College Foundation Board. He is a Past Treasurer of the Tallahassee Chamber of Commerce, Past President of the Tallahassee YMCA, and Past Treasurer of the Maclay School Board of Directors. He has also served on the Leon County Library Advisory Board and was a United Way Campaign Captain.

Audit Committee Matters

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a) (58) (A) of the Exchange Act and which operates under a formal written charter adopted by the Board of Directors.  The members of that committee at December 31, 2023 were Kenneth H. Compton, William D. Crona (Chairman), Steven L. Evans, Robert H. Kirby, Steven D. Smith, and Richard A. Weidner, each of whom is considered independent under Nasdaq listing standards.  The Board of Directors has determined that Mr. Crona is an audit committee financial expert, based on his experience as a Certified Public Accountant, as described above.

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

Nomination Procedures

In 2023, there were no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.             Executive Compensation

General

The objective of the Company’s compensation program is to offer a compensation package that will attract, motivate, reward, and retain high-performing and dedicated employees. We seek to provide financial security for employees and reward performance, longevity, professional growth, initiative, and increased responsibility.

At December 31, 2023, the members of the Compensation Committee were Kenneth H. Compton (Chairman); Steven L. Evans; Kathleen C. Jones; Robert H. Kirby; Steven D. Smith and Richard A. Weidner. The opinion of the Board of Directors is that in 2023 each member of the Compensation Committee was independent under Nasdaq listing standards, except for Director Jones, who received consulting fees in 2021, 2022, and 2023, was previously employed by the Company, and whose spouse is employed by the agency which sells insurance to the Company and the Bank.

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

In 2023 the Compensation Committee established a performance matrix based on a budgeted increase in net income and total asset growth. To receive incentive compensation under this program, the Company must have at least met or exceeded the performance objectives.

In connection with the incentive plan for Vice Chair/CEO/President Dixon, the Company did not meet its asset growth goal or its net income goal in 2023.  After considering the conversion of the Bank's core system in 2023, the national liquidity shrinkage, loan growth of 9.5%, and the economic environment resulting from the Federal Reserve’s additional rate increases of 1.5% since the FOMC meeting date of December 14, 2022, the Compensation Committee approved a discretionary bonus of $70,000 and a grant of 1,890 restricted shares under the 2015 Stock Incentive Compensation Plan, valued at $23.63 per share, the fair market value as of the date of the grant.

Effective January 1, 2023, the Bank adopted the same performance matrix based on budgeted net income and total asset growth for all Executive Vice Presidents.  To receive any incentive compensation under this program, the Company must have met or exceeded the performance objectives. In connection with the Incentive Plan for Executive Vice Presidents, the Company did not meet its asset growth or net income growth goals in 2023. After considering the same factors described above, CEO Dixon used those same factors to determine discretionary cash bonuses for Senior Lender/EVP Jensen and CIO/EVP Ward of $40,461 and $89,000 respectively, and for the other executive officers.  A portion of CIO/EVP Ward's bonus was related to his role and performance in the conversion of the Bank's core system.  These amounts are presented to the Compensation Committee and Board of Directors for review.

Compensation Committee Interlocks

There are no Compensation Committee interlocks between the Company and any other entities associated with our executive officers and directors who serve as an executive officer or director of such other entities.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for our fiscal years ended December 31, 2023, 2022, and 2021.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal Position	Year	Salary (1)	Bonus	Awards (2)	Compensation	Compensation (3)	Total
Sammie D. Dixon, Jr.	2023	$412,300	$70,000	$44,661	$-	$114,639	$641,600
Vice Chairman, President and CEO	2022	388,962	150,000	99,991	-	109,985	748,938
	2021	360,150	-	220,422	85,536	105,865	771,973

Chris L. Jensen, Jr.	2023	238,317	40,461	112,600	-	101,007	$492,385
EVP and Bank Senior Lender	2022	226,969	68,091	-	-	107,945	403,005
	2021	210,156	54,531	-	-	103,348	368,035

Monte' Ward	2023	204,412	89,000	112,600	-	19,600	425,612
EVP and Chief Information Officer	2022	190,705	57,212	-	-	14,822	262,739
	2021	173,369	47,674	-	-	8,738	229,781

(1) Includes salary deferred at the election of the executive under the Bank's 401(k) retirement plan.

(2) Mr. Dixon's stock award in 2023 was part of his discretionary bonus. Mr. Jensen and Mr. Ward were each awarded 5,000 shares of restricted stock in the 3rd quarter of 2023.

(3) The figures in the “all other compensation” column, include the Bank’s contributions for Mr. Dixon and Mr. Jensen under Defined Contribution Agreements. In addition, "all other compensation" includes the sum of matching contributions under the Bank's 401(k) plan, the imputed monetary value of split dollar life insurance benefits, and vehicle-related expenses for Mr. Dixon, Mr. Jensen, and Mr. Ward. For 2023, 2022 and 2021, the Bank made contributions to the Defined Contribution Agreements of $91,072, $87,570, and $84,202, respectively, for Mr. Dixon, and contributions of $78,387, $86,455, and $83,130, respectively, for Mr. Jensen.  For 2023, 2022 and 2021, the Bank made contributions to the Bank’s 401(k) Plan of  $13,200, $12,200, and $11,600, respectively, for Mr. Dixon, contributions of $12,726, $11,771, and $10,648, respectively, for Mr. Jensen, and $11,362, $8,590, and $8,541, respectively, for Mr. Ward. For 2023, 2022 and 2021, the imputed value of split dollar life insurance benefits for income tax purposes was $2,366, $2,216, and $2,063, respectively, for Mr. Dixon, $1,895, $1,719, and $1,570, respectively for Mr. Jensen, and $238, $229, and $197, respectively, for Mr. Ward. Car-allowance expenses in 2023, 2022 and 2021 were $8,000, respectively, for Mr. Dixon, $8,000, respectively, for Mr. Jensen and $8,000, respectively, for Mr. Ward in 2023 and $6,003 for Mr. Ward in 2022.

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

Bank Executive Vice President and Senior Lender Chris L. Jensen, Jr.

In 2022, the Company has entered into an Amended and Restated Employment Agreement with Mr. Jensen. His agreement amends and restates in its entirety his Employment Agreement, dated November 19, 2018.

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

Bank Executive Vice President and Chief Information Officer Monte Ward.

The Company entered into an Employment Agreement with Mr. Ward dated August 1, 2022. Mr. Ward’s agreement is identical in all material respects to Mr. Dixon’s agreement, except that: (i) it does not provide for a discretionary equity bonus or a minimum cash bonus target, rather any annual bonus is based upon the achievement of performance goals established from year to year by the Company’s Chief Executive Officer and President; (ii) the payment due in connection with a termination other than for Cause or without Good Reason will be equal to his current salary plus a prorated portion of his average cash bonus for the previous three years; (iii) the payment due in connection with a termination related to a Change in Control will equal 1.5 times his base salary plus his average bonus for the last three years; (iv) the Company is obligated to pay for 12 months of health, disability, and life insurance following a termination without Cause or for Good Reason; (v) the Company is obligated to pay health insurance premiums for 24 months and disability and life insurance premiums for 12 months following a termination related to a Change in Control; and (vi) his non-competition and non-solicitation periods are one year following termination.

Defined Contribution Agreements

The Company and the Bank has entered into Defined Contribution Agreements with Vice Chair/CEO/President Dixon, Senior Lender/EVP Jensen, and CIO/EVP Ward.

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

The terms of the Defined Contribution Agreement applicable to Mr. Ward are identical to the terms of Mr. Jensen, except the Bank will, at the discretion of the Board of Directors of the Company, credit annually an amount then determined to be sufficient to result in an account balance at the date Mr. Ward would attain age 65 which would be sufficient to pay Mr. Ward at least $50,000 of annual retirement benefits for ten (10) years after he attains a normal retirement age of 65.

Split Dollar Life Insurance Agreements

If Vice Chair/CEO/President Sammie D. Dixon, Jr., Senior Lender/EVP Chris L. Jensen, Jr. and CIO/EVP Monte Ward die in active service to the Bank, their respective beneficiaries will receive a split dollar life insurance death benefit in a fixed amount. As informal financing for the Defined Contribution Agreements payment obligations arising out of an executive’s death before retirement, the Bank purchased life insurance policies on certain officers’ lives, including Mr. Dixon, Mr. Jensen and Mr. Ward. The life insurance policies are owned by the Bank, but the Bank entered into split dollar life insurance agreements allowing the executives to designate the executive’s beneficiary of a portion of the policy death benefits. The Bank will receive the remainder of the death benefits. Although the Bank expects the split dollar life insurance policy benefits to finance the expense for the payment obligations under the Defined Contribution Agreements of Mr. Dixon, Mr. Jensen, and Mr. Ward, the executives’ contractual entitlements under the Defined Contribution Agreements are not funded and remain contractual liabilities of the Bank.

Pursuant to the split dollar life insurance agreements, in the event of an executive’s death during the term of the executive’s agreement, the executive’s designated beneficiaries will be entitled to receive life insurance death benefit proceeds in an amount equal to $1.734 million for Mr. Dixon, $421,767 for Mr. Jensen, and $421,767 for Mr. Ward. The foregoing right to receive death benefits under the split dollar life insurance agreements will be extinguished in the event that one of the following events occurs prior to the executive’s death: the total cessation of the business of the Bank; the bankruptcy, receivership or dissolution of the Bank; the termination of the executive’s employment; the Bank or the executive gives written notice to the other party that the split dollar life insurance agreement is terminated; or the life insurance policy underlying the split dollar life insurance agreement is surrendered by the Bank, lapses, or otherwise is terminated by the Bank. If any of the foregoing events occurs, the executive’s beneficiaries will not be entitled to any benefits under the split dollar life insurance agreement.

Outstanding Equity Awards

In 2015, the Board of Directors adopted the Prime Meridian Holding Company 2015 Stock Incentive Compensation Plan (“2015 Plan”), which was then approved by the shareholders at the Annual Meeting of Shareholders.  On October 20, 2022 the Board of Directors approved the Amended and Restated 2015 Stock Incentive Compensation Plan.

Pursuant to the 2015 Plan, selected employees and/or directors of the Company and the Bank are eligible to receive awards of various forms of equity-based incentive compensation, including incentive and non-qualified stock options stock appreciation rights, restricted stock awards, performance units, and phantom stock, as well as awards consisting of combinations of such incentives.

During 2023, the Company issued 69,473 shares of restricted stock shares (net of forfeitures) to its employees. These shares vest over a period of three to five years. During the first quarter of 2024, the Company issued 1,890 restricted stock shares to its Vice Chair/CEO/President as part of his discretionary bonus for 2023.

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

The Company has limited the aggregate number of shares of common stock to be awarded under the 2015 Plan to 500,000 shares, but in no instance more than 15% of the issued and outstanding shares of the Company’s common stock. However, the maximum number of shares available under the 2015 Plan is subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges, or other changes in capitalization affecting the common stock. As of December 31, 2023, there were 222,100 outstanding stock options under the 2015 Plan.

The following table provides information regarding stock options and unvested restricted stock held by each of our named executive officers as of December 31, 2023. The stock options shown in the table were granted under the 2015 Plan and have a per share exercise price equal to or greater than the fair market value of our common stock on the grant date.

Option Awards						Stock Awards
		# of Securities	# of Securities			# of
		Underlying	Underlying			Shares of	Market Value of
		Unexercised	Unexercised	Option	Option	Stock that	Shares of Stock
Name and	Date of	Option (#)	Option (#)	Exercise	Expiration	have not	that have not
Principal Position	Grant	Exercisable	Unexercisable	Price	Date	Vested	Vested
Sammie D. Dixon, Jr.
Vice Chairman, President and CEO	2/1/2023	-	-	-	-	3,834	$99,991
	2/1/2022	-	-	-	-	5,191	146,957
	1/21/2021	-	-	-	-	1,361	24,552
	4/1/2018	25,000	-	$20.09	4/1/2028	-	-

Chris L. Jensen
EVP and Bank Senior Lender	4/1/2018	10,250	-	20.09	4/1/2028	-	-
	9/1/2023	-	-	-		5,000	112,600

Monté L. Ward
EVP and CIO	4/1/2018	8,000	-	20.09	4/1/2028	-	-
	9/1/2023	-	-	-		5,000	112,600

Director Compensation

During 2023, the Bank paid its directors $1,700 per board meeting attended and $350 per board committee meeting attending, including committee chairs. In addition, the Chairman of the Board was paid a $12,000 annual retainer, the Compensation chair was paid $8,000, the Audit Chair was paid $6,500, and the ALCO and IT committee chairs were paid $2,500 each in 2023. Additionally, Mrs. Jones was paid a $75,000 consultant fee and Mr. Guemple was paid a $30,000 consultant fee in 2023 for their roles as Senior Advisors.  Excluding compensation to Mr. Dixon and Mr. Jensen, the Bank paid a total of $456,763 in fees paid in cash and shares of stock to its directors in 2023.

In 2012, The Company’s Board of Directors and shareholders adopted the Directors’ Compensation Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, each director is permitted to elect to receive his or her board committee fees in either shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Compensation Committee and approved by the Board. The stock to be awarded pursuant to the Directors’ Plan will be valued at the closing price of a share of common stock as traded on any national market or exchange, or a price set by the Compensation Committee and approved by the Board, acting in good faith, but in no case less than fair market value. In 2023, the Board used the greater of quarter-end book value or quarter-end volume weighted-average market price to determine what the fair market value of the Company’s common stock was for purposes of the Directors’ Plan. The maximum number of remaining shares to be issued pursuant to the Directors’ Plan is limited to 29,662 shares, which is approximately 0.91% of the total shares outstanding as of the Record Date. In 2023, our directors received 6,700 shares of common stock, in lieu of cash, under the Directors’ Plan.

The following table sets forth the cash compensation or stock compensation paid, earned, or awarded during 2023 to each of our directors other than executive officers Mr. Dixon and Mr. Jensen whose compensation is described in the “Summary Compensation Table” on page 78.

	Total Fees Awarded in Stock		Total Fees Earned	Retainer	Total Value of
Director	Cash Value	# of Shares	and Paid in Cash	Fees (3)	Compensation
Kenneth H. Compton	$6,381	252	$18,800	$8,000	$33,181
William D. Crona	-	-	26,700	6,500	33,200
Steven L. Evans	23,756	991	7,200	-	30,956
R. Randy Guemple (1)	-	-	57,400	-	57,400
Kathleen C. Jones(2)	-	-	99,950	-	99,950
Robert H. Kirby	27,055	1,112	-	-	27,055
Frank L. Langston	27,054	1,114	-	-	27,054
Michael A. Micallef, Jr. (3)	27,825	1,149	-	-	27,825
L. Collins Proctor, Sr.	-	-	27,400	2,500	29,900
Garrison A. Rolle, M.D.	21,746	888	-	-	21,746
Steven D. Smith (4)	29,046	1,194	-	2,500	31,546
Richard A. Weidner	-	-	24,950	12,000	36,950
Total	$162,863	6,700	$262,400	$31,500	$456,763

(1)  For providing consulting services to the Bank, R. Randy Guemple was paid a $30,000 consulting fee in addition to fees for service on the Boards of Directors and their committees.

(2)  For providing consulting services to the Bank, Kathleen C. Jones was paid a $75,000 consulting fee in addition to fees for service on the Boards of Directors and their committees.

(3)  Effective May 9, 2024, Michael Micallef, Jr. will retire from the boards of the Bank and the Company and be appointed Director Emeritus.

(4)  Effective May 9, 2024, Steven D. Smith will retire from the boards of the Bank and the Company and be appointed Director Emeritus.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

As of February 29, 2024, other than CEO/EVP Dixon, the Company is aware of only one shareholder who own 5% of more of the outstanding shares of Company common stock: 1st & Main Growth Partners owns 232,776 shares, or 7.1%, of the outstanding shares as of the record date, and is located at 150 South Wacker Drive, Suite 2725, Chicago, IL 60606.

We are not aware of any arrangements or any pledge of securities of the Company through which a change in control of the Company may result at some subsequent date. The following table sets forth the number of shares and percentages of common stock that the directors and executive officers of the Company beneficially owned as of February 29, 2024.

	Number of	Right to	Beneficial
Name	Shares(1)	Acquire(2)	Ownership(3)
Kenneth H. Compton	8,871	8,000	0.51%
William D. Crona	50,719	10,000	1.85
Sammie D. Dixon, Jr.(4)	162,676	25,000	5.69
Steven L. Evans	31,072	10,000	1.25
R. Randy Guemple	34,130	10,000	1.34
Chris L. Jensen, Sr.	58,583	10,250	2.10
Kathleen C. Jones	18,450	10,000	0.87
Robert H. Kirby(5)	80,286	10,000	2.75
Frank L. Langston	36,085	10,000	1.40
Michael A. Micallef, Jr. (10)	7,507	8,000	0.47
L. Collins Proctor, Sr.(6)(7)	23,600	13,000	1.11
Garrison A. Rolle, M.D.	35,953	10,000	1.40
Steven D. Smith(8)(11)	71,908	10,000	2.50
Susan Payne Turner(9)	13,230	8,000	0.65
Monté L. Ward	9,530	8,000	0.53
Clint F. Weber	11,640	8,000	0.60
Richard A. Weidner	109,540	-	3.35
	763,780	168,250	27.09%

(1) Includes shares for which the named person:
-has sole voting and investment power
-has voting and investment power with a spouse;
-holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes
(2) Includes shares covered by stock options that are exercisable within sixty (60) days of the Record Date.
(3) Based on 3,272,045 shares issued and outstanding plus the listed individual exercising his or her stock options.
(4) Mr. Dixon's shares include 7,042 shares of unvested restricted stock.
(5) Mr. Kirby's shares include 1,000 shares owned by Mr. Kirby's spouse.
(6) Mr. Proctor's shares include 9,000 shares beneficially owned with Mr. Proctor's spouse through her 401-K and IRA and as custodian of UGTMA/FL accounts;
and 2,000 shares of restricted stock awarded to Mr. Proctor's spouse.
(7) Mr. Proctor's right to acquire includes options to acquire 3,000 shares of Company stock owned by Mr. Proctor's spouse.
(8) Mr. Smith's shares include 24,000 shares beneficially owned by his spouse.
(9) Mrs. Turner's shares include 350 shares beneficially owned by Mrs. Turner as custodian of UGTMA/FL account.
(10) Mr. Micallef will retire and be appointed as Director Emeritus effective May 9, 2024.
(11) Mr. Smith will retire and be appointed as Director Emeritus effective May 9, 2024.

Equity Compensation Plan Information

The following table sets forth information relating to PMHG’s equity compensation plans as of December 31, 2023.

	Number of Securities to		Number of Securities
	be issued upon exercise	Weighted-Average	Remaining Available for
	of outstanding Options,	Exercise Price of Options,	Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders
Amended and Restated Directors' Compensation Plan(1)	-	N/A	29,662
Amended and Restated 2015 Stock Incentive Compensation Plan	222,100	$20.33	136,083
Total	222,100	-	165,745

(1)

In 2023, pursuant to the Directors’ Plan, the Company issued 6,700 shares of its common stock to members of the Board of Directors. The shares issued pursuant to the Directors’ Plan were previously authorized but unissued shares of the common stock of the Company and the per share price at which they were awarded was based upon the greater of the book value or the weighted-average market price as of the quarter-end preceding the date of grant and was not based upon a previously set exercise price.

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

At December 31, 2023 and 2022, loans to directors, executive officers, and their immediate family members and affiliates represented $7.0 million and $7.2 million, respectively, or approximately 1.1% and 1.2%, respectively, of the Bank’s total loan portfolio (excluding loans held for sale). All of these loans are current and performing according to their terms.

During 2023, the Company purchased various insurance policies through Earl Bacon Agency, Inc. that employs the spouse of director Kathleen C. Jones. The premiums paid totaled $1.6 million in 2023 and $1.4 million in 2022 and included health insurance premiums for employees. Mr. Jones’ interest in such premiums was $7,640 in 2023 and $6,175 in 2022.

Director Independence

The opinion of the Board of Directors is that in 2023, each nonemployee member of the Board of Directors was an “independent director” using the standards set forth under Section 5600 of the Nasdaq Stock Market Rules, except for: (i) Director Guemple, who received consulting fees in 2021, 2022 and 2023 and was employed by the Company in 2018 and 2019; (ii) Director Micallef, who was employed by the Bank until February 29, 2020; and (iii) Director Jones, who received consulting fees in 2021, 2022, and 2023, was previously employed by the Company, and whose spouse is employed by the agency which sells insurance to the Company and the Bank. Pursuant to the same rules, the directors who served as employees during 2023, Mr. Dixon and Mr. Jensen were not “independent directors” during the time of their respective employment.

Item 14.          Principal Accounting Fees and Services

During 2023 and 2022, the Company expensed the following fees for professional services to Hacker, Johnson & Smith, PA:

	2023	2022
Audit fees(1)	$58,000	$53,000
Tax fees(2)	12,000	11,000
All other fees(3)	44,500	39,000
	$114,500	$103,000

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

The above fees were approved in accordance with the Audit Committee's policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2023 or 2022 total fees.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2023 with Company’s management and had a discussion with the Registered Public Accounting Firm of Hacker, Johnson & Smith PA, regarding communications required pursuant to applicable auditing standards. In addition, Hacker, Johnson & Smith PA has provided the Audit Committee with the letters required by applicable requirements of the PCAOB regarding the independent auditor’s communications with the Audit Committee and concerning independence. The Audit Committee has also discussed with Hacker, Johnson & Smith PA, the independent auditor’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Consolidated Balance Sheets — December 31, 2023 and 2022

Consolidated Statements of Earnings — For the Years Ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) — For the Years Ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity — For the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

3.1	Articles of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 filed on October 18, 2013

3.2	Bylaws	Exhibit 3.2 to Registration Statement on Form S-1 filed on October 18, 2013

3.3	First Amendment to Bylaws dated December 17, 2016	Exhibit 3.3 to Form 10-Q filed on August 11, 2017

3.4	Second Amendment to Bylaws dated January 17, 2019	Exhibit 3.4 to Form 8-K filed on January 18, 2019

3.5	Third Amendment to Bylaws dated February 18, 2021	Exhibit 3.5 to Form 8-K filed on February 18, 2021

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.1	Form of Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on August 20, 2020

10.2	Promissory Note to Thomasville National bank dated August 26, 2020	Exhibit 10.16 to Form 8-K filed on August 31, 2020

10.3	Security Agreement with Thomasville National Bank dated August 26, 2020	Exhibit 10.17 to Form 8-K filed on August 31, 2020

10.4	Amended and Restated Directors’ Compensation Plan dated as of October 20, 2022 (“Directors’ Plan”)	Exhibit 10.3 to Form 8-K filed on October 20, 2022

10.5	Lease for Timberlane office	Exhibit 10.1 to Registration Statement on Form S-1 filed on October 18, 2013

10.6	Second Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon, Jr., dated as of August 1, 2022	Exhibit 10.1 to Form 8-K filed on August 2, 2022

10.7	Amended and Restated 2015 Stock Incentive Compensation Plan dated as of October 20, 2022	Exhibit 10.1 to Form 8-K filed on October 20, 2022

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.8	Amendment to Restricted Stock Awards for Sammie D. Dixon, dated as of October 20, 2022	Exhibit 10.2 to Form 8-K filed on October 20, 2022

10.9	Amended and Restated Employment Agreement by and between Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen, dated as of August 1, 2022	Exhibit 10.2 to Form 8-K filed on August 2, 2022

10.10	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank, and Sammie D. Dixon Jr., dated as of November 19, 2018	Exhibit 10.2 to Form 8-K filed on November 20, 2018

10.11	Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc., and Prime Meridian Bank and Chris L. Jensen, Jr., Dated as of November 19, 2018	Exhibit 10.3 to Form 8-K filed on November 20, 2018

10.12	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Sammie D. Dixon, Jr. dated as of December 11, 2018.	Exhibit 10.1 to Form 8-K filed on December 13, 2018

10.13	Amendment to Defined Contribution Agreement by and among Prime Meridian Holding Company, Inc. and Prime Meridian Bank, and Chris L. Jensen dated as of December 11, 2018.	Exhibit 10.2 to Form 8-K filed on December 13, 2018

10.14	First Amendment to Lease for Timberlane Office	Exhibit 10.14 to Form 10-Q filed on May 9, 2019

10.15	Defined Contribution Agreement by and between Prime Meridian Bank and Susan Payne Turner, dated as of July 14, 2021	Filed as Exhibit 10.15 to Form 8-K/A filed on August 2, 2021

10.16	Defined Contribution Agreement by and between Prime Meridian Bank, and Monte Ward, dated as of July 14, 2021	Exhibit 10.16 to Form 8-K/A filed on August 2, 2021

10.17	Defined Contribution Agreement by and between Prime Meridian Bank, and Clint F. Weber, dated as of July 14, 2021	Exhibit 10.17 to Form 8-K/A filed on August 2, 2021

10.18	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Susan Payne Turner dated as of July 1, 2021	Exhibit 10.18 to Form 10-Q filed on August 6, 2021

10.19	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Monte Ward dated as of July 1, 2021	Exhibit 10.19 to Form 10-Q filed on August 6, 2021

10.20	Amended Split Dollar Life Insurance Agreement between Prime Meridian Bank and Clint Weber dated as of July 1, 2021	Exhibit 10.20 to Form 10-Q filed on August 6, 2021

10.21	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Sammie D. Dixon, Jr. dated as of January 1, 2019	Exhibit 10.21 to Form 10-Q filed on August 6, 2021

10.22	Split Dollar Life Insurance Agreement between Prime Meridian Bank and Chris L. Jensen, Jr. dated as of January 1, 2019	Exhibit 10.22 to Form 10-Q filed on August 6, 2021

10.23	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Susan Payne Turner dated as of August 1, 2022	Exhibit 10.4 to Form 8-K filed on August 2, 2022

10.24	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Monte L. Ward dated as of August 1, 2022	Exhibit 10.5 to Form 8-K filed on August 2, 2022

10.25	Employment Agreement by and between Prime Meridian Holding Company, Inc., Prime Meridian Bank, and Clint F. Weber dated as of August 1, 2022	Exhibit 10.6 to Form 8-K filed on August 2, 2022

Exhibit Number	Description of Exhibit	Incorporated by Reference From or Filed Herewith

10.27	Defined Contribution Agreement by and between Prime Meridian Bank and Kyle D. Phelps dated as of January 1, 2022	Exhibit 10.27 to Form 10-K filed on March 9, 2023

10.28	Split Dollar Life Insurance Agreement by and between Prime Meridian Bank and Kyle D. Phelps dated as of January 1, 2022	Exhibit 10.28 to Form 10-K filed on March 9, 2023

10.29	Summary of Annual Incentive Program	Filed herewith

14.1	Code of Ethics	Exhibit 14.1 to Form 10-K filed on March 28, 2014

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Registration Statement on Form S-1 filed on October 18, 2013

31.1	Certification Under Section 302 of Sarbanes-Oxley by Sammie D. Dixon, Jr., Principal Executive Officer	Filed herewith

31.2	Certification Under Section 302 of Sarbanes-Oxley by Clint F. Weber, Principal Financial Officer	Filed herewith

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley by	Filed herewith

99.1	Charter of the Audit Committee	Exhibit 99.1 to Form 10-K filed on March 28, 2014

99.2	Charter of the Executive, Nominating and Corporate Governance Committee	Exhibit 99.1 to Form 8-K filed on August 20, 2020

99.3	Charter of the Compensation Committee	Exhibit 99.1 to Form 8-K filed on September 17, 2020

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)	Filed herewith

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

PRIME MERIDIAN HOLDING COMPANY

Date: March 21, 2024	By:	/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President, and Principal Executive Officer

Date: March 21, 2024	By:	/s/ Clint F. Weber
Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Kenneth H. Compton		March 21, 2024
Kenneth H. Compton	Director

/s/ William D. Crona
William D. Crona	Director	March 21, 2024

/s/ Sammie D. Dixon, Jr.
Sammie D. Dixon, Jr.	Vice Chairman, CEO, President & Principal Executive Officer	March 21, 2024

/s/ Steven L. Evans
Steven L. Evans	Director	March 21, 2024

/s/ R. Randy Guemple
R. Randy Guemple	Director	March 21, 2024

/s/ Chris L. Jensen, Jr.
Chris L. Jensen, Jr.	Director	March 21, 2024

/s/ Kathleen C. Jones
Kathleen C. Jones	Director	March 21, 2024

/s/ Robert H. Kirby
Robert H. Kirby	Director	March 21, 2024

/s/ Frank L. Langston
Frank L. Langston	Director	March 21, 2024

/s/ Michael A. Micallef, Jr
Michael A. Micallef, Jr.	Director	March 21, 2024

/s/ L. Collins Proctor, Sr.
L. Collins Proctor	Director	March 21, 2024

/s/ Garrison A. Rolle
Garrison A. Rolle, M.D.	Director	March 21, 2024

/s/ Steven D. Smith
Steven D. Smith	Director	March 21, 2024

/s/ Richard A. Weidner
Richard A. Weidner	Chairman	March 21, 2024