Form 10-Q
period 2024-03-31
Prime Meridian Holding Co
filed 2024-05-09
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2024: 3,297,063

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$9,600	$9,003
Federal funds sold	8,595	14,856
Interest-bearing deposits	5,279	4,557
Total cash and cash equivalents	23,474	28,416
Debt securities available for sale at fair value (amortized cost of $128,268 and $134,940)	117,413	124,475
Debt securities held to maturity (fair value of $10,328 and $10,358)	11,861	11,850
Loans held for sale	3,583	5,288
Loans, net of allowance for credit losses of $5,796 and $5,609	666,826	646,127
Federal Home Loan Bank stock	1,548	1,283
Premises and equipment, net	7,406	7,476
Right of use operating lease asset	2,767	2,823
Accrued interest receivable	3,465	3,114
Bank-owned life insurance	17,021	16,921
Other assets	7,296	6,755
Total assets	$862,660	$854,528

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$201,083	$189,426
Savings, NOW and money-market deposits	462,601	476,826
Time deposits	88,029	82,436
Total deposits	751,713	748,688
Federal Home Loan Bank advances	20,000	15,000
Official checks	831	2,377
Operating lease liability	2,963	3,013
Other liabilities, net	5,714	5,474
Total liabilities	781,221	774,552
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,295,265 and 3,259,881 issued and outstanding	33	33
Additional paid-in capital	41,163	40,522
Retained earnings	48,347	47,234
Accumulated other comprehensive loss	(8,104)	(7,813)
Total stockholders' equity	81,439	79,976
Total liabilities and stockholders' equity	$862,660	$854,528

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2024	2023
Interest income:
Loans	$9,962	$8,044
Debt securities	896	933
Other	207	222
Total interest income	11,065	9,199
Interest expense:
Deposits	3,677	1,533
Other borrowings and FHLB advances	255	111
Total interest expense	3,932	1,644
Net interest income	7,133	7,555
Credit loss expense	211	243
Net interest income after credit loss expense	6,922	7,312
Noninterest income:
Service charges and fees on deposit accounts	69	85
Debit card/ATM revenue, net	158	151
Mortgage banking revenue, net	71	54
Income from bank-owned life insurance	100	94
Other income	55	57
Total noninterest income	453	441
Noninterest expense:
Salaries and employee benefits	2,865	2,752
Occupancy and equipment	405	409
Professional fees	154	135
Marketing	274	223
FDIC assessment	108	84
Software maintenance, amortization and other	404	277
Other	631	575
Total noninterest expense	4,841	4,455
Earnings before income taxes	2,534	3,298
Income taxes	603	797
Net earnings	$1,931	$2,501

Earnings per common share:
Basic	$0.59	$0.79
Diluted	0.59	0.78
Cash dividends per common share	0.25	0.22

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net earnings	$1,931	$2,501
Other comprehensive (loss) income:
Change in unrealized loss on debt securities available for sale-
Unrealized (loss) income arising during the period	(390)	1,980
Deferred income tax benefit (expense) on above change	99	(502)
Total other comprehensive (loss) income	(291)	1,478
Comprehensive income	$1,640	$3,979

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three Months ended March 31, 2024 and 2023

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
(dollars in thousands)
Balance at December 31, 2022	3,164,491	$32	$39,718	$37,278	$(9,975)	$67,053
Impact of adopting ASC 326 (net of tax)			-	1,946	-	1,946
Net earnings for the three months ended March 31, 2023 (unaudited)	-	-	-	2,501	-	2,501
Dividends paid (unaudited)	-	-	-	(698)	-	(698)
Net change in unrealized loss on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	1,478	1,478
Stock options exercised (unaudited)	15,867	-	273	-	-	273
Common stock issued as compensation to directors (unaudited)	1,573	-	40	-	-	40
Issuance of restricted stock (unaudited)	3,834	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	83	-	-	83
Balance at March 31, 2023 (unaudited)	3,185,765	$32	$40,114	$41,027	$(8,497)	$72,676

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2023	3,259,881	$33	$40,522	$47,234	$(7,813)	$79,976
Net earnings for the three months ended March 31, 2024 (unaudited)	-	-	-	1,931	-	1,931
Dividends paid (unaudited)	-	-	-	(818)	-	(818)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(291)	(291)
Stock options exercised (unaudited)	23,940	-	481	-	-	481
Common stock issued as compensation to directors (unaudited)	1,654	-	41	-	-	41
Issuance of restricted stock (unaudited)	9,790	-	113	-	-	113
Stock-based compensation (unaudited)	-	-	6	-	-	6
Balance at March 31, 2024 (unaudited)	3,295,265	$33	$41,163	$48,347	$(8,104)	$81,439

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net earnings	$1,931	$2,501
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	180	181
Credit loss expense	211	243
Net amortization of deferred loan fees	30	50
Net accretion of discounts on debt securities	(78)	(69)
Gain on sale of loans held for sale	(71)	(54)
Proceeds from the sale of loans held for sale	13,396	13,681
Loans originated as held for sale	(11,620)	(14,674)
Stock issued as compensation to directors	41	40
Stock-based compensation expense	119	83
Income from bank-owned life insurance	(100)	(94)
Net increase in accrued interest receivable	(351)	(238)
Net change in operating leases	6	6
Net (increase) decrease in other assets	(442)	192
Net decrease in other liabilities and official checks	(1,306)	(2,640)
Net cash provided by (used in) operating activities	1,946	(792)
Cash flows from investing activities:
Loan originations, net of principal repayments	(20,940)	(15,100)
Principal repayments of debt securities available for sale	1,679	1,720
Maturities and calls of debt securities available for sale	5,060	6
Purchase of Federal Home Loan Bank stock	(265)	(582)
Purchase of premises and equipment	(110)	(52)
Net cash used in investing activities	(14,576)	(14,008)
Cash flows from financing activities:
Net increase (decrease) in deposits	3,025	(14,299)
Change in other borrowings	-	(2,550)
Increase in Federal Home Loan Bank advances	5,000	15,000
Proceeds from stock options exercised	481	273
Common stock dividends paid	(818)	(698)
Net cash provided by (used in) financing activities	7,688	(2,274)
Net decrease in cash and cash equivalents	(4,942)	(17,074)
Cash and cash equivalents at beginning of period	28,416	39,788
Cash and cash equivalents at end of period	$23,474	$22,714
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$3,948	$1,580
Income taxes	$-	$-
Noncash transactions:
Accumulated other comprehensive (loss) income, net change in unrealized loss on debt securities available for sale, net of income tax benefit (expense)	$(291)	$1,478
Impact of adopting ASC 326 (net of tax)	$-	$1,946

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The only component of other comprehensive (loss) income is the net change in the unrealized loss on debt securities available for sale.

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

Debt securities are classified according to management's intent. Our investments in U.S. agency mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At March 31, 2024
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$41,585	$-	$(1,053)	$40,532
Municipal securities	22,183	-	(2,198)	19,985
U.S. agency mortgage-backed securities	61,623	26	(7,580)	54,069
Asset-backed securities	2,877	6	(56)	2,827
Total	$128,268	$32	$(10,887)	$117,413

Debt Securities Held to Maturity
Municipal securities	$9,267	$23	$(1,364)	$7,926
U.S. agency mortgage-backed securities	2,594	-	(192)	2,402
Total	$11,861	$23	$(1,556)	$10,328

At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$46,492	$-	$(1,234)	$45,258
Municipal securities	22,259	-	(2,151)	20,108
U.S. agency mortgage-backed securities	63,165	7	(7,013)	56,159
Asset-backed securities	3,024	-	(74)	2,950
Total	$134,940	$7	$(10,472)	$124,475

Debt Securities Held to Maturity
Municipal securities	$9,257	$39	$(1,378)	$7,918
U.S. agency mortgage-backed securities	2,593	-	(153)	2,440
Total	$11,850	$39	$(1,531)	$10,358

There were no debt securities available for sale sold during the three months ended March 31, 2024 and 2023.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At March 31, 2024
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$-	$-	$(1,053)	$40,532
Municipal securities	-	-	(2,198)	19,985
U.S. agency mortgage-backed securities	-	-	(7,580)	52,896
Asset-backed securities	-	-	(56)	1,968
Total	$-	$-	$(10,887)	$115,381

Debt Securities Held to Maturity
Municipal securities	$-	$-	$(1,364)	$6,908
U.S. agency mortgage-backed securities	-	-	(192)	2,402
Total	$-	$-	$(1,556)	$9,310

At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$-	$-	$(1,234)	$45,258
Municipal securities	(2)	386	(2,149)	19,722
U.S. agency mortgage-backed securities	-	-	(7,013)	54,987
Asset-backed securities	-	-	(74)	2,950
Total	$(2)	$386	$(10,470)	$122,917

Debt Securities Held to Maturity
Municipal securities	$-	$-	$(1,378)	$6,884
U.S. agency mortgage-backed securities	-	-	(153)	2,440
Total	$-	$-	$(1,531)	$9,324

The unrealized losses at March 31, 2024 and December 31, 2023 on 100 and 103 debt securities, respectively, were caused by market conditions such as interest rate movements, and not changes in credit quality. It is expected that the debt securities would not be settled at a price less than the par value of the debt securities. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these debt securities until a market price recovery or maturity, these debt securities are not considered other-than-temporarily impaired. Therefore, at March 31, 2024 and December 31, 2023, no ACL on debt securities has been recorded.

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

Any credit loss component would be recognized through a credit loss expense. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the debt securities, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer's financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the debt securities. The Company determined that the U.S. government agency and treasury securities (including mortgage-backed securities) have a zero expected credit loss. All of the government agency securities have the full faith and credit backing of the United States government or one of its agencies. Municipal securities and asset-backed securities that do not have a zero expected credit loss are evaluated quarterly by a third-party resource to determine whether there is a credit loss associated with a decline in fair value. At March 31, 2024 and December 31, 2023, all municipal and asset-backed securities were rated as investment grade. All debt securities in an unrealized loss position as of  March 31, 2024 continue to perform as scheduled and we do not believe that there is a credit loss or that a credit loss expense is necessary. At March 31, 2024 and December 31, 2023, no debt securities are on nonaccrual. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At March 31, 2024
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$40,532	$-	$40,532	$-
Municipal securities	19,985	-	19,985	-
U.S. agency mortgage-backed securities	54,069	-	54,069	-
Asset-backed securities	2,827	-	2,827	-
Total	$117,413	$-	$117,413	$-

At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$45,258	$-	$45,258	$-
Municipal securities	20,108	-	20,108	-
U.S. agency mortgage-backed securities	56,159	-	56,159	-
Asset-backed securities	2,950	-	2,950	-
Total	$124,475	$-	$124,475	$-

The scheduled maturities of debt securities are as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(in thousands)
Due in less than one year	$30,816	$30,612	$-	$-
Due in one to five years	17,825	16,677	-	-
Due in five to ten years	12,880	11,305	2,056	1,940
Due after ten years	5,124	4,750	7,211	5,986
U.S. agency mortgage-backed securities	61,623	54,069	2,594	2,402
Total	$128,268	$117,413	$11,861	$10,328

At March 31, 2024 and  December 31, 2023 debt securities with a fair value of $16.3 million and $16.4 million, respectively, were pledged as collateral for public deposits.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At March 31, 2024	At December 31, 2023
Real estate mortgage loans:
Commercial	$226,634	$223,795
Residential and home equity	264,638	254,574
Construction	87,593	81,640
Total real estate mortgage loans	578,865	560,009

Commercial loans	88,426	85,983
Consumer and other loans	5,545	5,936
Total loans	672,836	651,928

Add (deduct):
Net deferred loan fees	(214)	(192)
Allowance for credit losses	(5,796)	(5,609)
Loans, net	$666,826	$646,127

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loan balances classified by credit quality indicator, loan type and based on year of origination are as follows:

(in thousands)	Term Loans by Origination Year
At March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial Real Estate Loans
Pass	$5,465	$27,806	$61,765	$32,398	$40,843	$49,414	$7,126	$224,817
Special mention	-	-	-	-	-	1,761		1,761
Substandard	-	-	-	-	-	56	-	56
Total commercial real estate loans	$5,465	$27,806	$61,765	$32,398	$40,843	$51,231	$7,126	$226,634
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and Home Equity Loans
Pass	$5,957	$44,589	$51,923	$56,490	$29,625	$39,049	$32,789	$260,422
Special mention	-	-	-	1,384	275	202	536	2,397
Substandard	-	-	-	1,408	367	-	44	1,819
Total residential loans	$5,957	$44,589	$51,923	$59,282	$30,267	$39,251	$33,369	$264,638
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction Loans
Pass	$7,327	$32,003	$17,762	$19,056	$759	$3,321	$6,790	$87,018
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	190	-	-	-	385	575
Total construction loans	$7,327	$32,003	$17,952	$19,056	$759	$3,321	$7,175	$87,593
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Loans
Pass	$2,329	$11,846	$11,672	$6,353	$3,373	$7,777	$44,297	$87,647
Special mention	-	14	-	-	-	-	-	14
Substandard	-	-	-	-	-	-	765	765
Total commercial loans	$2,329	$11,860	$11,672	$6,353	$3,373	$7,777	$45,062	$88,426
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Other Loans
Pass	$488	$1,107	$566	$246	$115	$488	$2,486	$5,496
Special mention	49	-	-	-	-	-	-	49
Substandard	-	-	-	-	-	-	-	-
Total consumer & other loans	$537	$1,107	$566	$246	$115	$488	$2,486	$5,545
Year-to-date gross charge-offs	$27	$-	$-	$-	$-	$-	$-	$27

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)   Loans, Continued

(in thousands)	Term Loans by Origination Year
At December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial Real Estate Loans
Pass	$27,756	$62,149	$32,799	$42,079	$12,492	$38,271	$6,482	$222,028
Special mention	-	-	-	-	-	1,767		1,767
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate loans	$27,756	$62,149	$32,799	$42,079	$12,492	$40,038	$6,482	$223,795
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and Home Equity Loans
Pass	$43,809	$51,060	$56,802	$29,979	$11,717	$28,188	$29,794	$251,349
Special mention	-	-	1,391	278	-	203	357	2,229
Substandard	-	-	585	367	-	-	44	996
Total residential loans	$43,809	$51,060	$58,778	$30,624	$11,717	$28,391	$30,195	$254,574
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction Loans
Pass	$33,713	$18,797	$16,717	$1,425	$1,611	$1,837	$6,958	$81,058
Special mention	-	-	-	-	-	-	-	-
Substandard	-	198	-	384	-	-	-	582
Total construction loans	$33,713	$18,995	$16,717	$1,809	$1,611	$1,837	$6,958	$81,640
Year-to-date gross charge-offs	$-	$-	$-	$386	$-	$-	$-	$386

Commercial Loans
Pass	$12,024	$12,130	$7,247	$3,543	$4,823	$5,250	$40,064	$85,081
Special mention	24	-	-	45	-	32	-	101
Substandard	-	-	-	36	-	-	765	801
Total commercial loans	$12,048	$12,130	$7,247	$3,624	$4,823	$5,282	$40,829	$85,983
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1

Consumer & Other Loans
Pass	$1,317	$688	$275	$122	$348	$176	$3,010	$5,936
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer & other loans	$1,317	$688	$275	$122	$348	$176	$3,010	$5,936
Year-to-date gross charge-offs	$46	$-	$-	$-	$-	$-	$-	$46

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

A loan is defined as a past due loan when one full or partial payment is past due or a contractual maturity is over 30 days past due.  Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2024
Real estate mortgage loans:
Commercial	$596	$-	$-	$596	$225,982	$56	$226,634
Residential and home equity	3,459	19	-	3,478	259,110	2,050	264,638
Construction	373	-	-	373	86,645	575	87,593
Commercial loans	-	-	-	-	87,661	765	88,426
Consumer and other loans	-	-	-	-	5,545	-	5,545
Total	$4,428	$19	$-	$4,447	$664,943	$3,446	$672,836

At December 31, 2023
Real estate mortgage loans:
Commercial	$57	$-	$-	$57	$223,738	$-	$223,795
Residential and home equity	3,792	492	1,110	5,394	248,227	953	254,574
Construction	648	-	-	648	80,410	582	81,640
Commercial loans	18	318	-	336	84,847	800	85,983
Consumer and other loans	28	-	-	28	5,908	-	5,936
Total	$4,543	$810	$1,110	$6,463	$643,130	$2,335	$651,928

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. The following tables present the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on accrual by class of loans and the related ACL, if any.  The amount of ACL attributed to the $765,000 commercial loan on nonaccrual was $556,000 at March 31, 2024 and December 31, 2023.

(in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ Days Still Accruing
At March 31, 2024
Commercial real estate	$56	$56	$-	$-
Residential and home equity	2,050	2,050	-	-
Construction	575	575	-	-
Commercial	765	-	765	-
Total	$3,446	$2,681	$765	$-

At December 31, 2023
Residential and home equity	$953	$953	$-	$1,110
Construction	582	582	-	-
Commercial	800	36	764	-
Total	$2,335	$1,571	$764	$1,110

The restructuring of a loan exists if the creditor grants a modification as a result of financial hardship. A loan modification  may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. The Company entered into no new restructured loans during the three months ended March 31, 2024 and 2023.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Allowance for Credit Losses

Activity in the ACL is summarized as follows:

	Loans
	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total Funded Loans
Three Month Period Ended March 31, 2024
Beginning balance	$1,713	$2,034	$559	$1,272	$31	$5,609
Credit loss expense	23	84	40	53	11	211
Charge-offs	-	-		-	(27)	(27)
Recoveries	-	-	-	-	3	3
Ending balance	$1,736	$2,118	$599	$1,325	$18	$5,796

Three Month Period Ended March 31, 2023
Beginning balance	$2,303	$2,607	$922	$1,223	$90	$7,145
Impact of adopting ASC 326	(740)	(892)	(403)	(504)	(67)	$(2,606)
Credit loss expense	43	27	21	143	9	243
Charge-offs	-	-	-	-	(15)	(15)
Recoveries	-	-	-	33	2	35
Ending balance	$1,606	$1,742	$540	$895	$19	$4,802

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Regulatory Capital

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2024, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  March 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2024, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2024
Tier 1 Leverage Capital	$88,744	10.35%	34,301	4.00%	42,876	5.00%
Common Equity Tier 1 Risk-based Capital	88,744	13.16	30,352	4.50	43,842	6.50
Tier 1 Risk-based Capital	88,744	13.16	40,470	6.00	53,960	8.00
Total Risk-based Capital	94,540	14.02	53,960	8.00	67,450	10.00

As of December 31, 2023
Tier 1 Leverage Capital	$86,576	10.15%	$34,133	4.00%	$42,666	5.00%
Common Equity Tier 1 Risk-based Capital	86,576	13.18	29,566	4.50	42,706	6.50
Tier 1 Risk-based Capital	86,576	13.18	39,421	6.00	52,561	8.00
Total Risk-based Capital	92,185	14.03	52,561	8.00	65,702	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2024 and 2023, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2024			2023
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending March 31:
Basic EPS:
Net earnings	$1,931	3,275,401	$0.59	$2,501	3,175,807	$0.79
Effect of dilutive securities-incremental shares from assumed conversion of stock options		23,154			34,205
Diluted EPS:
Net earnings	$1,931	3,298,555	$0.59	$2,501	3,210,012	$0.78

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans

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

As of March 31, 2024, 127,349 shares are available to be issued under the 2015 Stock Plan as restricted stock, underlying options, or otherwise. A summary of the stock option activity for the three months ended March 31, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2022	251,367	$19.99
Options exercised	(15,867)	17.25
Options forfeited	(50)	(20.09)
Outstanding at March 31, 2023	235,450	$20.67
Options exercised	(3,350)	(20.09)
Options forfeited	(10,000)	28.40
Outstanding at December 31, 2023	222,100	$20.33
Options exercised	(23,940)	(20.09)
Options forfeited	(250)	(20.09)
Outstanding at March 31, 2024	197,910	$20.36	2.4	$287,000
Exercisable at March 31, 2024	188,710	$20.19	2.3	$281,000

The fair value of shares vested and recognized as compensation expense was $119,000 and $83,000 for the three months ended March 31, 2024 and 2023, respectively. These amounts include expense recognized on restricted common stock shares of $113,000 and $38,000 for the three months ended March 31, 2024 and 2023, respectively. The deferred tax benefit related to stock options was $1,000 and $5,000 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was $42,000 in unrecognized compensation expense related to unvested stock options granted under the 2015 Plan, with an average remaining vesting period of 2.3 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans, Continued

Restricted Stock

During the three months ended March 31, 2024 and 2023, the Company issued 9,790 and 3,834 restricted common stock shares, respectively, to some of its executives and employees. The restricted stock awards are on a three to five year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2022	14,203	$25.30	$359,000
Non-vested restricted stock granted	3,834	$26.08	100,000
Restricted stock shares vested	(5,234)	(23.71)	(124,000)
Non-vested restricted stock outstanding at March 31, 2023	12,803	$26.18	$335,000
Non-vested restricted stock granted	71,917	$22.50	$1,618,000
Restricted stock shares vested	(806)	(26.06)	(21,000)
Forfeited	(6,278)	(23.42)	(147,000)
Non-vested restricted stock outstanding at December 31, 2023	77,636	$22.99	$1,785,000
Non-vested restricted stock granted	9,790	$23.21	$227,000
Restricted stock shares vested	(5,234)	(25.10)	(131,000)
Non-vested restricted stock outstanding at March 31, 2024	82,192	$22.88	$1,881,000

At March 31, 2024, the Company had $1,776,000 in unrecognized expense related to unvested restricted shares to be recognized over a weighted-average period of 4.2 years.

Director s’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended March 31, 2024 and 2023  our directors received 1,654 and 1,573 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $41,000 and $40,000, respectively. At   March 31, 2024, 28,008 shares remained available for grant.

(8)	Other Borrowings

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate on the line of credit adjusts daily to the then-current Wall Street Journal Prime Rate. At March 31, 2024, the interest rate was 8.50%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At March 31, 2024 and December 31, 2023, the Company had a zero outstanding loan balance under this line of credit.

The Company incurred $0 in interest expense related to the $15 million revolving line of credit for the three months ended March 31, 2024, compared to $111,000 for the three months ended March 31, 2023.

(9)	Federal Home Loan Bank Advances

Federal Home Loan Bank of Atlanta (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $96.9 million at  March 31, 2024.   The following table details rate and maturity information for FHLB advances:

(dollars in thousands)
Maturity Year	Interest Rate	At March 31, 2024	At December 31, 2023
2024	4.48% - 5.48%	$15,000	$10,000
2025	4.18%	5,000	5,000
		$20,000	$15,000

The Company incurred $255,000 and $0 in interest expense related to FHLB advances for the three months ended March 31, 2024 and 2023, respectively.

(10)	Derivative Financial Instruments

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

	At March 31, 2024	At December 31, 2023
(dollars in thousands)
Notional amount - interest rate swaps:
Stand-alone derivatives	$19,456	$19,548

Weighted-average pay rate - interest rate swaps	3.68%	3.68%
Weighted-average receive rate - interest rate swaps	7.75%	7.75%
Weighted-average maturity (in years) - interest rate swaps	11.3	11.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$2,509	$2,253
Stand-alone derivatives - interest rate swaps (other liabilities)	$(2,509)	$(2,253)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(11)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At March 31, 2024		At December 31, 2023
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$23,474	$23,474	28,416	28,416
Debt securities available for sale	2	117,413	117,413	124,475	124,475
Debt securities held to maturity	2	11,861	10,328	11,850	10,358
Loans held for sale	3	3,583	3,640	5,288	5,371
Loans, net	3	666,826	580,748	646,127	557,847
Federal Home Loan Bank stock	3	1,548	1,548	1,283	1,283
Accrued interest receivable	3	3,465	3,465	3,114	3,114
Bank-owned life insurance	3	17,021	17,021	16,921	16,921
Derivative contract assets	2	2,509	2,509	2,253	2,253

Financial liabilities:
Deposits	3	751,713	752,561	748,688	749,411
FHLB Advances	3	20,000	19,881	15,000	14,848
Derivative contract liabilities	2	2,509	2,509	2,253	2,253

Off-Balance Sheet Items	3	-	-		-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended  December 31, 2023.

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $642,000 at  March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, there was no credit loss expense included in the ACL for an unfunded loan commitment.

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At March 31, 2024
(in thousands)
Commitments to extend credit	$8,885
Construction loans in process	$34,733
Unused lines of credit	$81,806
Standby financial letters of credit	$2,230
Standby performance letters of credit	$89
Guaranteed accounts	$1,276

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2023. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Average equity as a percentage of average assets	9.43%	8.96%	8.69%
Equity to total assets at end of period	9.44	9.36	8.90
Return on average assets(1)	0.91	1.07	1.23
Return on average equity(1)	9.61	11.91	14.20
Noninterest expense to average assets(1)	2.27	2.25	2.20
Nonperforming loans to total loans at end of period	0.51	0.53	0.22
Nonperforming assets to total assets at end of period	0.40	0.40	0.17

(1) Annualized for the three months ended March 31, 2024 and 2023.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in accordance with GAAP and reporting practices applicable to the Banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from these estimates and result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1 in this Quarterly Report on Form 10-Q and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2023. As discussed in Note 1 of this Form 10-Q, our policy related to the allowance for credit losses "ACL" changed on January 1, 2023 in connection with adoption of ASC 326. The amount of the ACL represents management's best estimates of current expected credit losses considering available information relevant to assessing exposure to credit loss over the contractual term of the instrument. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts of the collectability of the loan portfolio. The CECL model differs from the incurred loss model previously required in that the measurement of potential loss is required to be the life of the loan and is largely based on historical loss experience by loan type. Adjustments to historical loss information may be made based on an assessment of internal and external influences on credit quality not fully reflected in the quantitative components of the allowance model. These influences may include macroeconomic conditions, recent observable asset quality trends, regional market conditions, employment levels, and loan growth. Based upon management's assessment of these factors, the Company may apply qualitative adjustments to the allowance. While management utilizes its best judgment and information available, the adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

FINANCIAL CONDITION

Average interest-earning assets totaled $813.0 million and $770.0 million for the  three months ended March 31, 2024 and 2023, respectively, representing a period over period increase of $43.0 million, or 5.6%, due to a $58.0 million increase in the average balance of loans. The increase in loans was offset by decreases in the average balances of mortgage loans held for sale, debt securities and other interest-earning assets.

Investment Securities . Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At  March 31, 2024, our debt securities available for sale and held to maturity investment portfolios included highly rated U.S. government treasury and agency securities, U.S. agency mortgage-backed securities, asset-backed securities, and municipal securities.  As of the same date, the combined portfolio had a fair market value of $127.7 million and an amortized cost value of $140.1 million. At  March 31, 2024 and December 31, 2023, our investment securities portfolio represented approximately 15.0% and 16.0% of our total assets, respectively. The average yield on the average balance of investment securities for the three months ended March 31, 2024 was 2.68%, compared to 2.64% for the comparable period in 2023.

Loans. Our primary interest-earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate and home equity loans, including first and second mortgages, and consumer and other loans. Our goal is to maintain a high-quality portfolio of loans through sound underwriting and lending practices. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Our loans are priced based upon the degree of risk, collateral, loan amount, and maturity.  At March 31, 2024 our net loan portfolio totaled $666.8 million compared to $646.1 million at December 31, 2023.

Commercial real estate ("CRE") loans represent the Company's second largest loan category.  Commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  The Company regularly monitors its CRE portfolio against regulatory concentration thresholds.  Additionally, the Company manages its risk in the CRE portfolio through, but no limited to, established policy limits on loan-to-value or loan-to-cost, the use of internal lending limits, annual reviews on borrowers and guarantors above certain total credit exposure thresholds, and minimum required debt service coverage ratios and borrower equity levels.

A summary of the Company's CRE portfolio by collateral type is as follows:

(dollars in thousands)
At March 31, 2024
Owner Occupied CRE	Amount	% of Total	Average Loan Size
Office	$26,291	24.4%	$325
Retail	42,208	39.2	1,005
Warehouse	18,663	17.3	667
Restaurant	7,050	6.5	705
Other	13,521	12.6	676
Total	$107,733	100.0%	$595

Non-Owner Occupied CRE
Office	$15,846	13.3%	$1,157
Retail	47,457	39.9	528
Warehouse	12,239	10.3	556
Restaurant	1,819	1.5	455
Hotel	20,837	17.5	3,473
Other	20,703	17.5	1,479
Total	$118,901	100.0%	$1,016

At December 31, 2023
Owner Occupied CRE	Amount	% of Total	Average Loan Size
Office	$27,388	27.0%	$334
Retail	39,007	38.4	1,011
Warehouse	19,014	18.7	656
Restaurant	5,998	5.9	666
Other	10,137	10.0	641
Total	$101,544	100.0%	$591

Non-Owner Occupied CRE
Office	$49,377	40.4%	$1,178
Retail	17,267	14.1	540
Warehouse	12,366	10.1	563
Restaurant	1,853	1.5	463
Hotel	20,982	17.2	3,497
Other	20,406	16.7	1,582
Total	$122,251	100.0%	$1,021

Nonperforming assets.  At March 31, 2024 and December 31, 2023, the Company had eleven nonperforming loans totaling $3.4 million. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income.

Allowance for Credit Losses. Management’s policy is to maintain the ACL at a level sufficient to absorb expected credit losses in the loan and debt securities portfolio as of the balance sheet date. The allowance is increased by credit loss expense and decreased by charge-offs, net of recoveries. The Bank reported credit loss expense of $211,000 for the quarter ended March 31, 2024. The Company implemented the provisions of the Current Expected Credit Losses ("CECL") accounting standard January 1, 2023, resulting in a $2.6 million decrease to the ACL.  Management believes the ACL, which was $5.8 million, or 0.86%, of gross loans at March 31, 2024 is adequate to cover expected credit losses in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at March 31, 2024 were $751.7 million, an increase of $3.0 million, or 0.40%, from December 31, 2023. Average deposit balances for the three-month period ending March 31, 2024 were up $17.4 million, or 2.4%, from the same period a year ago. The average balance of noninterest-bearing deposits accounted for 25.8% of the average balance of total deposits for the three months ended March 31, 2024, compared to 27.5% for the three months ended March 31, 2023.  The Bank's core deposit base is well diversified with a fairly balanced volume distribution between commercial (44%) and retail (48%) deposit accounts at March 31, 2024. Consumer accounts make up the remaining 8%. The Bank's estimated uninsured deposits were $300.2 million, or 39.9% of total deposits, including collateralized public fund accounts and $245.3 million, or 35.2% of total deposits, at March 31, 2024, excluding collateralized public fund accounts.  Given the current interest rate environment, management is closely monitoring potential future volatility in deposit balances.

Borrowings. The Bank has an agreement with FHLB and pledges its qualified loans as collateral which would allow the Bank, as of March 31, 2024, to borrow up to $96.9 million. At March 31, 2024, the Bank had $20 million in FHLB advances. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $59.0 million at March 31, 2024. There were no outstanding balances under these unsecured lines of credit at March 31, 2024.

In 2020, the Company entered into a Promissory Note and a Security Agreement with TNB. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Bank. At March 31, 2024, the Company had a zero balance under this line.

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

As shown in the following tables, for the three months ended March 31, 2024, the Company's net interest margin declined 41 basis points to 3.51% when compared to the same period last year as the increase in cost of funds outpaced the increase in asset yields.

	For the Three Months Ended March 31,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$660,024	$9,891	5.99%	$602,022	$7,958	5.29%
Loans held for sale	4,878	71	5.82	7,345	86	4.68
Debt securities	133,588	896	2.68	141,268	933	2.64
Other(2)	14,538	207	5.70	19,335	222	4.59
Total interest-earning assets	813,028	$11,065	5.44%	769,970	$9,199	4.78%
Noninterest-earning assets	39,534			40,538
Total assets	$852,562			$810,508

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$464,991	$2,828	2.43%	$482,788	$1,387	1.15%
Time deposits	84,832	849	4.00	42,099	146	1.39
Total interest-bearing deposits	549,823	3,677	2.68	524,887	1,533	1.17
Other borrowings and FHLB advances	21,131	255	4.83	7,301	111	6.08
Total interest-bearing liabilities	570,954	$3,932	2.75%	532,188	$1,644	1.24%
Noninterest-bearing deposits	191,302			198,790
Noninterest-bearing liabilities	9,948			9,074
Stockholders' equity	80,358			70,456
Total liabilities and stockholders' equity	$852,562			$810,508

Net earning assets	$242,074			$237,782
Net interest income		$7,133			$7,555
Interest rate spread (3)			2.69%			3.54%
Net interest margin(4)			3.51%			3.92%

Ratio of interest-earning assets to average interest-bearing liabilities	142.40%			144.68%

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

(5) Annualized

Comparison of Operating Results for the THREE MONTHS ENDED mARCH 31, 2024 AND 2023

Earnings Summary
(dollars in thousands)
			Change 1Q'24 vs. 1Q'23
	1Q'24	1Q'23	Amount	Percentage
Net Interest Income	$7,133	$7,555	$(422)	(5.6)%
Credit loss expense	211	243	(32)	(13.2)
Noninterest income	453	441	12	2.7
Noninterest expense	4,841	4,455	386	8.7
Income Taxes	603	797	(194)	(24.3)
Net earnings	$1,931	$2,501	$(570)	(22.8)%

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and debt securities, and interest expense on interest-bearing liabilities such as deposits, other borrowings, and FHLB advances.

Interest income
(dollars in thousands)
			Change 1Q'24 vs. 1Q'23
	1Q'24	1Q'23	Amount	Percentage
Interest income:
Loans	$9,962	$8,044	$1,918	23.8%
Debt securities	896	933	(37)	(4.0)
Other	207	222	(15)	(6.8)
Total interest income	11,065	9,199	1,866	20.3%
Interest expense:
Deposits	3,677	1,533	2,144	139.9%
Other borrowings and FHLB advances	255	111	144	129.7
Total interest expense	3,932	1,644	2,288	139.2
Net interest income	$7,133	$7,555	$(422)	(5.6)%

Net interest income for the first quarter of 2024 was negatively impacted by a higher cost of funds, narrowing net interest rate spread, and change in funding mix. From the first quarter of 2023, the average balance of interest-earnings assets increased $43.1 million (5.6%) and the average yield increased 66 basis points to 5.44%, while the average balance of interest-bearing liabilities increased $38.8 million (7.3%) and the average cost of interest-bearing liabilities expanded from 1.24% to 2.75%.  The Company's net interest margin ("NIM") was 3.51% for the first quarter of 2024 compared to 3.92% for the same period a year ago.

Credit Loss Expense

Credit loss expense is charged to earnings to increase the ACL to a level deemed appropriate by management. The expense is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company recorded credit loss expense of $211,000 for the first quarter of 2024 due primarily to funded loan growth during the quarter compared to $243,000 for the first quarter of 2023 due to fully reserving for a $125,000 PPP loan and funded loan growth during the quarter.

The ACL to total loans was 0.86% at  March 31, 2024. While management believes the estimates and assumptions used in its determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established ACL, or that any increases to the ACL that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our ACL based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)			Change 1Q'24 vs. 1Q'23
	1Q'24	1Q'23	Amount	Percentage
Service charges and fees on deposit accounts	$69	$85	$(16)	(18.8)%
Debit card/ATM revenue, net	158	151	7	4.6
Mortgage banking revenue, net	71	54	17	31.5
Income from bank-owned life insurance	100	94	6	6.4
Other income	55	57	(2)	(3.5)
Total noninterest income	$453	$441	$12	2.7%

Compared to the same period a year ago, a $17,000, or 31.5% increase, in mortgage banking revenue was primarily offset by a $16,000, or 18.8%, decrease in services charges and fees on deposit accounts mostly due to lower nonsufficient funds fees.

Noninterest expense
(dollars in thousands)			Change 1Q'24 vs. 1Q'23
	1Q'24	1Q'23	Amount	Percentage
Salaries and employee benefits	$2,865	$2,752	$113	4.1%
Occupancy and equipment	405	409	(4)	(1.0)
Professional fees	154	135	19	14.1
Marketing	274	223	51	22.9
FDIC Assessment	108	84	24	28.6
Software maintenance, amortization and other	404	277	127	45.8
Other	631	575	56	9.7
Total noninterest expense	$4,841	$4,455	$386	8.7%

Operating expenses are up 8.7% over the same period a year ago and mostly attributed to higher expense for software maintenance, amortization and other (due to a core conversion in the fourth quarter of 2023) and salaries and employee benefits. Higher salaries, insurance and stock option expense were partially offset by lower incentive payout. This was followed by increases in marketing, FDIC deposit insurance, and other noninterest expense (mostly travel).  FTEs have increased from 109 at March 31, 2023 to 114 at March 31, 2024.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $603,000 for the three months ended March 31, 2024, compared to income taxes of $797,000 for the three months ended March 31, 2023 with the decrease attributed to lower pre-tax earnings.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged debt securities such as United States government treasury and agency securities, U.S. agency mortgage-backed securities, asset-backed securities, and municipal securities. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of debt securities pledged to the QPD program was $16.3 million at March 31, 2024 and $16.4 million at December 31, 2023. At March 31, 2024, on-balance sheet liquidity (consisting of cash and cash equivalents and debt securities at fair value eligible for pledging) was $134.9 million compared to $146.8 million at December 31, 2023.

The Bank also has external sources of funds through the FHLB and unsecured lines of credit with correspondent banks. At March 31, 2024, the Bank had access to approximately $96.9 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $59.0 million in unsecured lines of credit maintained with correspondent banks.  The Bank had $20 million in FHLB advances at March 31, 2024. The Company also has a $15 million revolving line of credit with TNB that matures in August 2025. As of March 31, 2024, the Company had a zero outstanding balance under this line. At March 31, 2024, available secured and unsecured borrowing capacity was $170.9 million.  When combined with maximum available brokered and wholesale funding capacity of $215.7 million, off balance sheet funding sources totaled $386.6 million.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At March 31, 2024, total deposits were $751.7 million, of which $41.0 million were in certificates of deposits greater than $250,000. Deposit balances increased $3.0 million, or 0.40%, since December 31, 2023.  The Bank's estimated uninsured deposits were $300.2 million, or 39.9% of total deposits, including collateralized public fund accounts and $245.3 million, or 35.2% of total deposits, excluding collateralized public fund accounts.

At March 31, 2024, total liquidity sources of $521.5 million, or 69.4% of total deposits, represent 174% of estimated uninsured deposits, including collateralized public fund accounts.

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

CAPITAL RESOURCES

Stockholders’ equity was $81.4 million at March 31, 2024 compared to $80.0 million at December 31, 2023. Retained earnings and the exercise of employee and director stock options during the first quarter were the main reasons for the $1.5 million increase in equity.  In 2020, the Company obtained a $15 million 5-year revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At March 31, 2024, the Company had a zero balance under this line of credit.

At March 31, 2024, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations.

The following is a summary at March 31, 2024 and December 31, 2023 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2024
Tier 1 Leverage Capital	$88,744	10.35%	34,301	4.00%	42,876	5.00%
Common Equity Tier 1 Risk-based Capital	88,744	13.16	30,352	4.50	43,842	6.50
Tier 1 Risk-based Capital	88,744	13.16	40,470	6.00	53,960	8.00
Total Risk-based Capital	94,540	14.02	53,960	8.00	67,450	10.00

As of December 31, 2023
Tier 1 Leverage Capital	$86,576	10.15%	$34,133	4.00%	$42,666	5.00%
Common Equity Tier 1 Risk-based Capital	86,576	13.18	29,566	4.50	42,706	6.50
Tier 1 Risk-based Capital	86,576	13.18	39,421	6.00	52,561	8.00
Total Risk-based Capital	92,185	14.03	52,561	8.00	65,702	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 12 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending March 31, 2024 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition.  The Company has updated one risk factor since the publication of our Form 10-K for the year ended December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2024, the Company issued 1,654 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $41,000.  Additionally, the Company issued 9,790 restricted stock shares to certain employees. These shares were all issued in accordance with SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities is a director of the Company and resides within the State of Florida.

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

May 9, 2024
/s/ Sammie. D. Dixon, Jr.

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
May 9, 2024
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer