Form 10-Q
period 2024-06-30
Prime Meridian Holding Co
filed 2024-08-09
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2024: 3,294,005

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$12,575	$9,003
Federal funds sold	28,328	14,856
Interest-bearing deposits	9,972	4,557
Total cash and cash equivalents	50,875	28,416
Debt securities available for sale at fair value (amortized cost of $110,460 and $134,940)	99,798	124,475
Debt securities held to maturity (fair value of $11,726 and $10,358)	13,267	11,850
Loans held for sale	5,505	5,288
Loans, net of allowance for credit losses of $5,282 and $5,609	684,762	646,127
Federal Home Loan Bank stock	1,073	1,283
Premises and equipment, net	7,266	7,476
Right of use operating lease asset	2,711	2,823
Accrued interest receivable	3,579	3,114
Bank-owned life insurance	17,123	16,921
Other assets	7,422	6,755
Total assets	$893,381	$854,528

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$206,158	$189,426
Savings, NOW and money-market deposits	479,162	476,826
Time deposits	105,050	82,436
Total deposits	790,370	748,688
Federal Home Loan Bank advances	10,000	15,000
Official checks	939	2,377
Operating lease liability	2,913	3,013
Other liabilities, net	5,648	5,474
Total liabilities	809,870	774,552
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,293,863 and 3,259,881 issued and outstanding	33	33
Additional paid-in capital	41,317	40,522
Retained earnings	50,121	47,234
Accumulated other comprehensive loss	(7,960)	(7,813)
Total stockholders' equity	83,511	79,976
Total liabilities and stockholders' equity	$893,381	$854,528

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Interest income:
Loans	$10,627	$8,570	$20,589	$16,614
Debt securities	852	925	1,748	1,858
Other	259	184	466	406
Total interest income	11,738	9,679	22,803	18,878
Interest expense:
Deposits	4,090	1,917	7,767	3,450
Other borrowings and FHLB advances	254	409	509	520
Total interest expense	4,344	2,326	8,276	3,970
Net interest income	7,394	7,353	14,527	14,908
Credit loss expense	444	325	655	568
Net interest income after credit loss expense	6,950	7,028	13,872	14,340
Noninterest income:
Service charges and fees on deposit accounts	78	84	147	169
Debit card/ATM revenue, net	164	149	322	300
Mortgage banking revenue, net	125	75	196	129
Income from bank-owned life insurance	102	96	202	190
Other income	58	59	113	116
Total noninterest income	527	463	980	904
Noninterest expense:
Salaries and employee benefits	3,024	2,743	5,889	5,495
Occupancy and equipment	425	399	830	808
Professional fees	142	132	296	267
Marketing	299	250	573	473
FDIC assessment	106	87	214	171
Software maintenance, amortization and other	541	294	945	571
Other	613	616	1,244	1,191
Total noninterest expense	5,150	4,521	9,991	8,976
Earnings before income taxes	2,327	2,970	4,861	6,268
Income taxes	553	713	1,156	1,510
Net earnings	$1,774	$2,257	$3,705	$4,758

Earnings per common share:
Basic	$0.54	$0.71	$1.13	$1.49
Diluted	0.54	0.70	1.12	1.48
Cash dividends per common share	-	-	0.25	0.22

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net earnings	$1,774	$2,257	$3,705	$4,758
Other comprehensive income (loss):
Change in unrealized loss on debt securities available for sale-
Unrealized gain (loss) arising during the period	193	(1,216)	(197)	764
Deferred income tax (expense) benefit on above change	(49)	308	50	(194)
Total other comprehensive income (loss)	144	(908)	(147)	570
Comprehensive income	$1,918	$1,349	$3,558	$5,328

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Six Months ended June 30, 2024 and 2023

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
(dollars in thousands)
Balance at December 31, 2022	3,164,491	$32	$39,718	$37,278	$(9,975)	$67,053
Impact of adopting ASC 326 (net of tax)			-	1,946	-	1,946
Net earnings for the three months ended March 31, 2023 (unaudited)	-	-	-	2,501	-	2,501
Dividends paid (unaudited)	-	-	-	(698)	-	(698)
Net change in unrealized loss on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	1,478	1,478
Stock options exercised (unaudited)	15,867	-	273	-	-	273
Common stock issued as compensation to directors (unaudited)	1,573	-	40	-	-	40
Issuance of restricted stock (unaudited)	3,834	-	-	-	-	-
Stock-based compensation (unaudited)	-	-	83	-	-	83
Balance at March 31, 2023 (unaudited)	3,185,765	$32	$40,114	$41,027	$(8,497)	$72,676
Net earnings for the three months ended June 30, 2023 (unaudited)	-	-	-	2,257	-	2,257
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(908)	(908)
Stock options exercised (unaudited)	2,750	-	56	-	-	56
Common stock issued as compensation to directors (unaudited)	1,537	-	40	-	-	40
Stock-based compensation (unaudited)	-	-	49	-	-	49
Balance at June 30, 2023 (unaudited)	3,190,052	$32	$40,259	$43,284	$(9,405)	$74,170

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2023	3,259,881	$33	$40,522	$47,234	$(7,813)	$79,976
Net earnings for the three months ended March 31, 2024 (unaudited)	-	-	-	1,931	-	1,931
Dividends paid (unaudited)	-	-	-	(818)	-	(818)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(291)	(291)
Stock options exercised (unaudited)	23,940	-	481	-	-	481
Common stock issued as compensation to directors (unaudited)	1,654	-	41	-	-	41
Issuance of restricted stock (unaudited)	9,790	-	113	-	-	113
Stock-based compensation (unaudited)	-	-	6	-	-	6
Balance at March 31, 2024 (unaudited)	3,295,265	$33	$41,163	$48,347	$(8,104)	$81,439
Net earnings for the three months ended June 30, 2024 (unaudited)	-	-	-	1,774	-	1,774
Net change in unrealized loss on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	144	144
Common stock issued as compensation to directors (unaudited)	1,798	-	44	-	-	44
Forfeiture of restricted stock (unaudited)	(3,200)	-	108	-	-	108
Stock-based compensation (unaudited)	-	-	2	-	-	2
Balance at June 30, 2024 (unaudited)	3,293,863	$33	$41,317	$50,121	$(7,960)	$83,511

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net earnings	$3,705	$4,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	356	359
Credit loss expense	655	568
Net amortization of deferred loan fees	43	134
Net accretion of discounts on debt securities	(155)	(138)
Gain on sale of loans held for sale	(196)	(129)
Proceeds from the sale of loans held for sale	30,891	32,873
Loans originated as held for sale	(30,912)	(32,300)
Stock issued as compensation to directors	85	80
Stock-based compensation expense	229	132
Income from bank-owned life insurance	(202)	(190)
Net increase in accrued interest receivable	(465)	(328)
Net change in operating leases	12	13
Net increase in other assets	(617)	(183)
Net decrease in other liabilities and official checks	(1,422)	(3,219)
Net cash provided by operating activities	2,007	2,430
Cash flows from investing activities:
Loan originations, net of principal repayments	(39,175)	(24,077)
Purchase of debt securities available for sale	(2,535)	-
Purchase of debt securities held to maturity	(1,396)	-
Principal repayments of debt securities available for sale	4,589	3,514
Maturities and calls of debt securities available for sale	22,560	10
Redemption (purchase) of Federal Home Loan Bank stock	210	(1,432)
Purchase of premises and equipment	(146)	(83)
Net cash used in investing activities	(15,893)	(22,068)
Cash flows from financing activities:
Net increase (decrease) in deposits	41,682	(28,707)
Change in other borrowings	-	(4,275)
(Decrease) increase in Federal Home Loan Bank advances	(5,000)	35,000
Proceeds from stock options exercised	481	329
Common stock dividends paid	(818)	(698)
Net cash provided by financing activities	36,345	1,649
Net increase (decrease) in cash and cash equivalents	22,459	(17,989)
Cash and cash equivalents at beginning of period	28,416	39,788
Cash and cash equivalents at end of period	$50,875	$21,799
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$8,245	$3,806
Income taxes	$1,665	$1,910
Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income tax benefit (expense)	$(147)	$570
Impact of adopting ASC 326 (net of tax)	$-	$1,946

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Debt securities are classified according to management's intent. Our investments in U.S. agency mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At June 30, 2024
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$24,176	$-	$(853)	$23,323
Municipal securities	22,168	-	(2,253)	19,915
U.S. agency mortgage-backed securities	59,100	29	(7,545)	51,584
Asset-backed securities	5,016	4	(44)	4,976
Total	$110,460	$33	$(10,695)	$99,798

Debt Securities Held to Maturity
Municipal securities	$9,278	$17	$(1,391)	$7,904
U.S. agency mortgage-backed securities	3,989	26	(193)	3,822
Total	$13,267	$43	$(1,584)	$11,726

At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$46,492	$-	$(1,234)	$45,258
Municipal securities	22,259	-	(2,151)	20,108
U.S. agency mortgage-backed securities	63,165	7	(7,013)	56,159
Asset-backed securities	3,024	-	(74)	2,950
Total	$134,940	$7	$(10,472)	$124,475

Debt Securities Held to Maturity
Municipal securities	$9,257	$39	$(1,378)	$7,918
U.S. agency mortgage-backed securities	2,593	-	(153)	2,440
Total	$11,850	$39	$(1,531)	$10,358

There were no debt securities available for sale sold during the three and six months ended June 30, 2024 and 2023.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At June 30, 2024
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$-	$-	$(853)	$23,323
Municipal securities	-	-	(2,253)	19,915
U.S. agency mortgage-backed securities	-	-	(7,545)	50,419
Asset-backed securities	(1)	2,344	(43)	1,854
Total	$(1)	$2,344	$(10,694)	$95,511

Debt Securities Held to Maturity
Municipal securities	$-	$-	$(1,391)	$6,982
U.S. agency mortgage-backed securities	-	-	(193)	2,402
Total	$-	$-	$(1,584)	$9,384

At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$-	$-	$(1,234)	$45,258
Municipal securities	(2)	386	(2,149)	19,722
U.S. agency mortgage-backed securities	-	-	(7,013)	54,987
Asset-backed securities	-	-	(74)	2,950
Total	$(2)	$386	$(10,470)	$122,917

Debt Securities Held to Maturity
Municipal securities	$-	$-	$(1,378)	$6,884
U.S. agency mortgage-backed securities	-	-	(153)	2,440
Total	$-	$-	$(1,531)	$9,324

The unrealized losses at June 30, 2024 and December 31, 2023 on 95 and 103 debt securities, respectively, were caused by market conditions such as interest rate movements, and not changes in credit quality. It is expected that the debt securities would not be settled at a price less than the par value of the debt securities. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these debt securities until a market price recovery or maturity, these debt securities are not considered other-than-temporarily impaired. Therefore, at June 30, 2024 and December 31, 2023, no ACL on debt securities has been recorded.

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

Any credit loss component would be recognized through a credit loss expense. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the debt securities, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer's financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the debt securities. The Company determined that the U.S. government agency and treasury securities (including mortgage-backed securities) have a zero expected credit loss. All of the government agency securities have the full faith and credit backing of the United States government or one of its agencies. Municipal securities and asset-backed securities that do not have a zero expected credit loss are evaluated quarterly by a third-party resource to determine whether there is a credit loss associated with a decline in fair value. At June 30, 2024 and December 31, 2023, all municipal and asset-backed securities were rated as investment grade. All debt securities in an unrealized loss position as of  June 30, 2024 continue to perform as scheduled and we do not believe that there is a credit loss or that a credit loss expense is necessary. At June 30, 2024 and December 31, 2023, no debt securities are on nonaccrual. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At June 30, 2024
U.S. Government treasury and agency securities	$23,323	$-	$23,323	$-
Municipal securities	19,915	-	19,915	-
U.S. agency mortgage-backed securities	51,584	-	51,584	-
Asset-backed securities	4,976	-	4,976	-
Total	$99,798	$-	$99,798	$-

At December 31, 2023
U.S. Government treasury and agency securities	$45,258	$-	$45,258	$-
Municipal securities	20,108	-	20,108	-
U.S. agency mortgage-backed securities	56,159	-	56,159	-
Asset-backed securities	2,950	-	2,950	-
Total	$124,475	$-	$124,475	$-

The scheduled maturities of debt securities are as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(in thousands)
Due in less than one year	$18,863	$18,709	$-	$-
Due in one to five years	14,407	13,182	-	-
Due in five to ten years	10,830	9,454	2,063	1,941
Due after ten years	7,260	6,869	7,215	5,963
U.S. agency mortgage-backed securities	59,100	51,584	3,989	3,822
Total	$110,460	$99,798	$13,267	$11,726

At June 30, 2024 and  December 31, 2023 debt securities with a fair value of $17.6 million and $16.4 million, respectively, were pledged as collateral for public deposits.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At June 30, 2024	At December 31, 2023(1)
Real estate mortgage loans:
Commercial	$212,711	$208,429
Residential and home equity	290,546	273,383
Construction	90,166	78,197
Total real estate mortgage loans	593,423	560,009

Commercial loans	90,926	85,983
Consumer and other loans	5,909	5,936
Total loans	690,258	651,928

Net deferred loan fees	(214)	(192)
Allowance for credit losses	(5,282)	(5,609)
Loans, net	$684,762	$646,127

(1) Certain loans as of December 31, 2023 have been reclassed to conform to current loan class presentation.

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

Commercial. Loans of this type are typically our more complex loans. This category of real estate loans is comprised of loans secured by mortgages on commercial property that are typically owner-occupied, but also includes nonowner-occupied investment properties. Commercial loans that are secured by owner-occupied commercial real estate are repaid through operating cash flows of the borrower. Commercial loans that are secured by nonowner-occupied commercial real estate are underwritten by assessing the property’s current and future income potential and appraised value.  For both owner-occupied and nonowner-occupied commercial loans, the maturity is generally limited to three to five years; however, payments may be structured on a longer amortization basis. Typically, interest rates on these types of loans are fixed for five years or less after which they may adjust based upon a predetermined spread over a market index rate. At times, a rate may be fixed for longer than five years.  As part of our credit underwriting standards, the Company typically requires personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and tax returns. As part of the enterprise risk management process, it is understood that risks associated with commercial real estate loans include fluctuations in real estate values, the overall strength of the borrower and the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flows and evaluate collateral value. Currently, the collateral securing our commercial real estate loans includes a variety of property types, such as office, warehouse, hotels, commercial properties and retail facilities.  Generally, commercial real estate loans present a higher risk profile than our consumer real estate loan portfolio.

Residential and Home Equity. The Company offers first and second one-to-four family mortgage loans and home equity lines of credit; the collateral for these loans is generally the clients' owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers' financial condition. The nonowner-occupied investment properties are more similar in risk to commercial real estate loans, and therefore, are underwritten by assessing the property’s income potential and appraised value. In both cases, we underwrite the borrower’s financial condition and evaluate his or her global cash flow position. Borrowers may be affected by numerous factors, including job loss, illness, or other personal hardship. As part of our product mix, the Bank offers both portfolio and secondary market mortgages; portfolio loans generally are based on a 1-year, 3-year, 5-year, or 7-year adjustable rate mortgage; while 15-year or 30-year fixed-rate loans are generally sold in the secondary market.  The Company also offers multi-family and mixed-use residential loans; risks associated with these types of real estate loans include fluctuations in real estate values, the overall strength of the borrower and the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrowers’ management. In order to mitigate and limit these risks, we analyze the borrowers’ cash flows and evaluate the underlying collateral value.

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loan balances classified by credit quality indicator, loan type and based on year of origination are as follows:

(in thousands)	Term Loans by Origination Year
At June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial Real Estate Loans
Pass	$11,954	$26,312	$57,792	$28,500	$39,145	$44,281	$2,929	$210,913
Special mention	-	-	-	-	-	1,741	-	1,741
Substandard	-	-	-	-	-	57	-	57
Total commercial real estate loans	$11,954	$26,312	$57,792	$28,500	$39,145	$46,079	$2,929	$212,711
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and Home Equity Loans
Pass	$16,884	$42,940	$53,771	$64,458	$29,298	$39,909	$38,072	$285,332
Special mention	-	-	356	1,377	326	200	535	2,794
Substandard	-	-	-	1,404	632	-	384	2,420
Total residential loans	$16,884	$42,940	$54,127	$67,239	$30,256	$40,109	$38,991	$290,546
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction Loans
Pass	$19,341	$27,083	$15,464	$17,241	$679	$1,930	$7,832	$89,570
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	178	-	418	-	-	596
Total construction loans	$19,341	$27,083	$15,642	$17,241	$1,097	$1,930	$7,832	$90,166
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Loans
Pass	$4,757	$11,906	$11,322	$5,813	$2,919	$7,132	$46,948	$90,797
Special mention	-	5	-	-	-	35	89	129
Substandard	-	-	-	-	-	-	-	-
Total commercial loans	$4,757	$11,911	$11,322	$5,813	$2,919	$7,167	$47,037	$90,926
Year-to-date gross charge-offs	$-	$-	$75	$83	$-	$607	$-	$765

Consumer & Other Loans
Pass	$1,218	$1,019	$485	$177	$111	$417	$2,437	$5,864
Special mention	45	-	-	-	-	-	-	45
Substandard	-	-	-	-	-	-	-	-
Total consumer & other loans	$1,263	$1,019	$485	$177	$111	$417	$2,437	$5,909
Year-to-date gross charge-offs	$50	$-	$15	$-	$-	$-	$-	$65

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)   Loans, Continued

(in thousands)	Term Loans by Origination Year
At December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial Real Estate Loans
Pass	$26,574	$59,554	$29,233	$40,719	$12,492	$36,045	$2,045	$206,662
Special mention	-	-	-	-	-	1,767	-	1,767
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate loans	$26,574	$59,554	$29,233	$40,719	$12,492	$37,812	$2,045	$208,429
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and Home Equity Loans
Pass	$43,809	$55,374	$64,522	$31,339	$11,717	$30,253	$33,144	$270,158
Special mention	-	-	1,391	278	-	203	357	2,229
Substandard	-	-	585	367	-	-	44	996
Total residential loans	$43,809	$55,374	$66,498	$31,984	$11,717	$30,456	$33,545	$273,383
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction Loans
Pass	$34,896	$17,078	$12,563	$1,425	$1,611	$1,997	$8,045	$77,615
Special mention	-	-	-	-	-	-	-	-
Substandard	-	198	-	384	-	-	-	582
Total construction loans	$34,896	$17,276	$12,563	$1,809	$1,611	$1,997	$8,045	$78,197
Year-to-date gross charge-offs	$-	$-	$-	$386	$-	$-	$-	$386

Commercial Loans
Pass	$12,024	$12,130	$7,247	$3,543	$4,823	$5,250	$40,064	$85,081
Special mention	24	-	-	45	-	32	-	101
Substandard	-	-	-	36	-	-	765	801
Total commercial loans	$12,048	$12,130	$7,247	$3,624	$4,823	$5,282	$40,829	$85,983
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1

Consumer & Other Loans
Pass	$1,317	$688	$275	$122	$348	$176	$3,010	$5,936
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer & other loans	$1,317	$688	$275	$122	$348	$176	$3,010	$5,936
Year-to-date gross charge-offs	$46	$-	$-	$-	$-	$-	$-	$46

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

A loan is defined as a past due loan when one full or partial payment is past due or a contractual maturity is over 30 days past due.  Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2024
Real estate mortgage loans:
Commercial	$-	$-	$-	$-	$212,654	$57	$212,711
Residential and home equity	456	179	-	635	287,535	2,376	290,546
Construction	-	-	-	-	89,570	596	90,166
Commercial loans	-	-	-	-	90,926	-	90,926
Consumer and other loans	-	-	-	-	5,909	-	5,909
Total	$456	$179	$-	$635	$686,594	$3,029	$690,258

At December 31, 2023
Real estate mortgage loans:
Commercial	$57	$-	$-	$57	$208,372	$-	$208,429
Residential and home equity	3,792	492	1,110	5,394	267,036	953	273,383
Construction	648	-	-	648	76,967	582	78,197
Commercial loans	18	318	-	336	84,847	800	85,983
Consumer and other loans	28	-	-	28	5,908	-	5,936
Total	$4,543	$810	$1,110	$6,463	$643,130	$2,335	$651,928

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. The following tables present the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on accrual by class of loans and the related ACL, if any.  The amount of ACL attributed to the $764,000 commercial loan balance on nonaccrual at December 31, 2023 was $556,000.

(in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ Days Still Accruing
At June 30, 2024
Commercial real estate	$57	$57	$-	$-
Residential and home equity	2,376	2,376	-	-
Construction	596	596	-	-
Total	$3,029	$3,029	$-	$-

At December 31, 2023
Residential and home equity	$953	$953	$-	$1,110
Construction	582	582	-	-
Commercial	800	36	764	-
Total	$2,335	$1,571	$764	$1,110

The restructuring of a loan exists if the creditor grants a modification as a result of financial hardship. A loan modification  may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. The Company entered into no new restructured loans during the three and six months ended June 30, 2024 and 2023.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Allowance for Credit Losses

Activity in the ACL is summarized as follows:

	Loans
	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total Funded Loans	Unfunded Commitments	Total
Three Month Period Ended June 30, 2024
Beginning balance	$1,736	$2,118	$599	$1,325	$18	$5,796	$-	$5,796
Credit loss (income) expense	(160)	168	22	221	35	286	158	444
Charge-offs	-	-	-	(765)	(38)	(803)	-	(803)
Recoveries	-	-	-	1	2	3	-	3
Ending balance	$1,576	$2,286	$621	$782	$17	$5,282	$158	$5,440

Three Month Period Ended June 30, 2023
Beginning balance	$1,606	$1,742	$540	$895	$19	$4,802	$-	$4,802
Credit loss (income) expense	(20)	69	350	(124)	2	277	48	325
Charge-offs	-	-	(346)	-	(7)	(353)	-	(353)
Recoveries	-	-	-	-	3	3	-	3
Ending balance	$1,586	$1,811	$544	$771	$17	$4,729	$48	$4,777

Six Month Period Ended June 30, 2024
Beginning balance	$1,713	$2,034	$559	$1,272	$31	$5,609	$-	$5,609
Credit loss (income) expense	(137)	252	62	274	46	497	158	655
Charge-offs	-	-	-	(765)	(65)	(830)	-	(830)
Recoveries	-	-	-	1	5	6	-	6
Ending balance	$1,576	$2,286	$621	$782	$17	$5,282	$158	$5,440

Six Month Period Ended June 30, 2023
Beginning balance	$2,303	$2,607	$922	$1,223	$90	$7,145	-	$7,145
Impact of adopting ASC 326	(740)	(892)	(403)	(504)	(67)	(2,606)	-	(2,606)
Credit loss expense	23	96	371	19	11	520	48	568
Charge-offs	-	-	(346)	-	(22)	(368)	-	(368)
Recoveries	-	-	-	33	5	38	-	38
Ending balance	$1,586	$1,811	$544	$771	$17	$4,729	$48	$4,777

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Regulatory Capital

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2024, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  June 30, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2024, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2024
Tier 1 Leverage Capital	$90,749	10.32%	35,159	4.00%	43,949	5.00%
Common Equity Tier 1 Risk-based Capital	90,749	13.29	30,731	4.50	44,389	6.50
Tier 1 Risk-based Capital	90,749	13.29	40,974	6.00	54,633	8.00
Total Risk-based Capital	96,189	14.09	54,633	8.00	68,291	10.00

As of December 31, 2023
Tier 1 Leverage Capital	$86,576	10.15%	$34,133	4.00%	$42,666	5.00%
Common Equity Tier 1 Risk-based Capital	86,576	13.18	29,566	4.50	42,706	6.50
Tier 1 Risk-based Capital	86,576	13.18	39,421	6.00	52,561	8.00
Total Risk-based Capital	92,185	14.03	52,561	8.00	65,702	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2024 and 2023, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2024			2023
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending June 30:
Basic EPS:
Net earnings	$1,774	3,295,423	$0.54	$2,257	3,189,353	$0.71
Effect of dilutive securities-incremental shares from assumed conversion of stock options		15,205			12,178
Diluted EPS:
Net earnings	$1,774	3,310,628	$0.54	$2,257	3,201,531	$0.70

Six Months Ending June 30:
Basic EPS:
Net earnings	$3,705	3,285,448	$1.13	$4,758	3,182,618	$1.49
Effect of dilutive securities-incremental shares from assumed conversion of stock options		16,418			28,477
Diluted EPS:
Net earnings	$3,705	3,301,866	$1.12	$4,758	3,211,095	$1.48

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans

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

As of June 30, 2024, 151,879 shares are available to be issued under the 2015 Stock Plan as restricted stock, underlying options, or otherwise. A summary of the stock option activity for the six months ended June 30, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2022	251,367	$19.99
Options exercised	(18,617)	(20.09)
Options forfeited	(50)	(20.09)
Outstanding at June 30, 2023	232,700	$20.68
Options exercised	(600)	(20.09)
Options forfeited	(10,000)	(28.40)
Outstanding at December 31, 2023	222,100	$20.33
Options exercised	(23,940)	(20.09)
Options forfeited	(24,780)	(20.10)
Outstanding at June 30, 2024	173,380	$20.40	2.5	$348,000
Exercisable at June 30, 2024	166,180	$20.20	2.4	$344,000

The fair value of shares vested and recognized as compensation expense was $110,000 and $49,000 for the three months ended June 30, 2024 and 2023, and $229,000 and $132,000 for the six months ended June 30, 2024 and 2023 respectively. These amounts include expense recognized on restricted common stock shares of $108,000 and $38,000 for the three months ended June 30, 2024 and 2023, and $221,000 and $76,000 for the six months ended June 30, 2024 and 2023, respectively. The deferred tax benefit related to stock options was zero and $1,000 for the three months ended June 30, 2024 and 2023, and zero and $5,000 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was $40,000 in unrecognized compensation expense related to unvested stock options granted under the 2015 Plan, with an average remaining vesting period of 2.5 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans, Continued

Restricted Stock

During the six months ended June 30, 2024 and 2023, the Company issued 9,790 and 3,834 restricted common stock shares, respectively, to some of its executives and employees. The restricted stock awards are on a three to five year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2022	14,203	$25.30	$359,000
Non-vested restricted stock granted	3,834	$26.08	100,000
Restricted stock shares vested	(5,234)	(23.71)	(124,000)
Non-vested restricted stock outstanding at June 30, 2023	12,803	$26.18	$335,000
Non-vested restricted stock granted	71,917	$22.50	$1,618,000
Restricted stock shares vested	(806)	(26.06)	(21,000)
Forfeited	(6,278)	(23.42)	(147,000)
Non-vested restricted stock outstanding at December 31, 2023	77,636	$22.99	$1,785,000
Non-vested restricted stock granted	9,790	$23.21	$227,000
Restricted stock shares vested	(5,234)	(25.10)	(131,000)
Forfeited	(3,200)	(22.65)	(72,000)
Non-vested restricted stock outstanding at June 30, 2024	78,992	$22.96	$1,809,000

Expense recognized during the three months ended June 30, 2024 and 2023 totaled $108,000 and $38,000, respectively.  Expense recognized during the six months ended June 30, 2024 and 2023 totaled $221,000 and $76,000.  At June 30, 2024, the Company had $1,489,000 in unrecognized expense related to unvested restricted shares to be recognized over a weighted-average period of 4.1 years.

Director s’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended June 30, 2024 and 2023  our directors received 1,798 and 1,537 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $44,000 and $40,000, respectively.  For the six months ended June 30, 2024 and 2023, our directors received 3,452 and 3,110 shares of common stock,  respectively, in lieu of cash fees calculated at 110% to be $85,000 and $80,000, respectively.  At June 30, 2024, 26,210 shares remained available for grant.

(8)	Other Borrowings

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate on the line of credit adjusts daily to the then-current Wall Street Journal Prime Rate. At June 30, 2024, the interest rate was 8.50%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At June 30, 2024 and December 31, 2023, the Company had a zero outstanding loan balance under this line of credit.

(9)	Federal Home Loan Bank Advances

Federal Home Loan Bank of Atlanta (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $103.9 million at  June 30, 2024.   The following table details rate and maturity information for FHLB advances:

(dollars in thousands)
Maturity Year	Interest Rate	At June 30, 2024	At December 31, 2023
2024	4.48% - 4.83%	$5,000	$10,000
2025	4.18%	5,000	5,000
		$10,000	$15,000

(10)	Derivative Financial Instruments

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

	At June 30, 2024	At December 31, 2023
(dollars in thousands)
Notional amount - interest rate swaps:
Stand-alone derivatives	$19,363	$19,548

Weighted-average pay rate - interest rate swaps	3.68%	3.68%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	11.1	11.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$2,588	$2,253
Stand-alone derivatives - interest rate swaps (other liabilities)	$(2,588)	$(2,253)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(11)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At June 30, 2024		At December 31, 2023
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$50,875	$50,875	28,416	28,416
Debt securities available for sale	2	99,798	99,798	124,475	124,475
Debt securities held to maturity	2	13,267	11,726	11,850	10,358
Loans held for sale	3	5,505	5,594	5,288	5,371
Loans, net	3	684,762	611,714	646,127	557,847
Federal Home Loan Bank stock	3	1,073	1,073	1,283	1,283
Accrued interest receivable	3	3,579	3,579	3,114	3,114
Bank-owned life insurance	3	17,123	17,123	16,921	16,921
Derivative contract assets	2	2,588	2,588	2,253	2,253

Financial liabilities:
Deposits	3	790,370	791,524	748,688	749,411
FHLB Advances	3	10,000	9,905	15,000	14,848
Derivative contract liabilities	2	2,588	2,588	2,253	2,253

Off-Balance Sheet Items	3	-	-		-

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the financial obligation or performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $632,000 at  June 30, 2024.

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

At  June 30, 2024, there was $158,000 in credit loss expense included in the ACL for general unfunded loan commitments. There was none at December 31, 2023.

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At June 30, 2024
(in thousands)
Commitments to extend credit	$806
Construction loans in process	$29,250
Unused lines of credit	$76,671
Standby financial letters of credit	$2,521
Standby performance letters of credit	$88
Guaranteed accounts	$1,276

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2023. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2024	December 31, 2023	June 30, 2023
Average equity as a percentage of average assets	9.38%	8.96%	8.83%
Equity to total assets at end of period	9.35	9.36	9.03
Return on average assets(1)	0.86	1.07	1.17
Return on average equity(1)	9.15	11.91	13.23
Noninterest expense to average assets(1)	2.31	2.25	2.21
Nonperforming loans to total loans at end of period	0.44	0.53	0.22
Nonperforming assets to total assets at end of period	0.34	0.40	0.17

(1) Annualized for the six months ended June 30, 2024 and 2023.

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

FINANCIAL CONDITION

Average interest-earning assets totaled $828.6 million and $782.0 million for the  six months ended June 30, 2024 and 2023, respectively, representing a period over period increase of $46.6 million, or 6.0%, due to a $62.8 million increase in the average balance of loans. The increase in loans was offset by decreases in the average balances of mortgage loans held for sale, debt securities and other interest-earning assets.

Investment Securities . Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At  June 30, 2024, our debt securities available for sale and held to maturity investment portfolios included highly rated U.S. government treasury and agency securities, U.S. agency mortgage-backed securities, asset-backed securities, and municipal securities.  As of the same date, the combined portfolio had a fair market value of $111.5 million and an amortized cost value of $123.7 million. At  June 30, 2024 and December 31, 2023, our investment securities portfolio represented approximately 12.7% and 16.0% of our total assets, respectively. The average yield on the average balance of investment securities for the six months ended June 30, 2024 was 2.73%, compared to 2.64% for the comparable period in 2023.

Loans. Our primary interest-earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate, home equity, and multifamily loans, including first and second mortgages, and consumer and other loans. Our goal is to maintain a high-quality portfolio of loans through sound underwriting and lending practices. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Our loans are priced based upon the degree of risk, collateral, loan amount, and maturity.  At June 30, 2024 our net loan portfolio totaled $684.8 million compared to $646.1 million at December 31, 2023.

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

A summary of the Company's CRE portfolio at June 30, 2024 by collateral type is as follows:

(dollars in thousands)
At June 30, 2024
Owner Occupied CRE	Amount	% of Total	Average Loan Size
Office	$33,849	31.0%	$380
Retail	41,100	37.7	956
Warehouse	17,938	16.5	664
Restaurant	6,680	6.1	835
Other	9,478	8.7	948
Total	$109,045	100.0%	$616

Non-Owner Occupied CRE
Office	$15,587	15.0%	$520
Retail	45,560	43.9	1,085
Warehouse	12,096	11.7	576
Restaurant	1,786	1.7	447
Hotel	20,693	20.0	3,449
Other	7,944	7.7	2,648
Total	$103,666	100.0%	$978

Nonperforming assets.  At June 30, 2024, the Company had nine nonperforming loans totaling $3.0 million compared to eleven at December 31, 2023 totaling $3.4 million. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income.

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for credit losses on loans and debt securities ("ACL") and the allowance for unfunded commitments. Management’s policy is to maintain the allowance for credit losses at a level sufficient to absorb expected credit losses in the loan and debt securities portfolio and unfunded loan commitments as of the balance sheet date. The allowance is increased by credit loss expense and decreased by charge-offs, net of recoveries. The Bank reported credit loss expense of $444,000 and $655,000 for the three and six months ended June 30, 2024, compared to $325,000 and $568,000 for the same periods in 2023.  Credit loss expense in the second quarter of 2024 was comprised of $286,000 related to loans and $158,000 related to general unfunded commitments.  Nonperforming assets as a percentage of total assets was 0.34% at June 30, 2024 compared to 0.40% at March 31, 2024.  The decrease in nonperforming assets is attributed to net charge-offs of $800,000 during the second quarter of 2024, primarily related to two (2) previously identified impaired commercial loan relationships.  At June 30, 2024, management believes the ACL, which was $5.4 million, or 0.79%, of gross loans is adequate to cover expected credit losses in the loan and debt securities portfolio and expected credit losses associated with unfunded loan commitments.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at June 30, 2024 were $790.4 million, an increase of $41.7 million, or 5.6%, from December 31, 2023. Average deposit balances for the three and six months period ending June 30, 2024 were up $57.9 million, or 8.2%, and $35.9 million, or 5.0%, respectively, from the same periods a year ago. The average balance of noninterest-bearing deposits accounted for 25.8% of the average balance of total deposits for the six months ended June 30, 2024, compared to 27.6% for the six months ended June 30, 2023.  The Bank's core deposit base is well diversified with a fairly balanced volume distribution between commercial (48%) and retail (44%) deposit accounts at June 30, 2024. Consumer accounts make up the remaining 8%. The Bank's estimated uninsured deposits were $326.9 million, or 41.4% of total deposits, including collateralized public fund accounts and $264.5 million, or 36.3% of total deposits, at June 30, 2024, excluding collateralized public fund accounts.  Given the current interest rate environment, management is closely monitoring potential future volatility in deposit balances.

Borrowings. The Bank has an agreement with FHLB and pledges its qualified loans as collateral which would allow the Bank, as of June 30, 2024, to borrow up to $103.9 million. At June 30, 2024, the Bank had $10 million in FHLB advances. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $59.0 million at June 30, 2024. There were no outstanding balances under these unsecured lines of credit at June 30, 2024.

In 2020, the Company entered into a Promissory Note and a Security Agreement with TNB. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Bank. At June 30, 2024, the Company had a zero balance under this line.

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

As shown in the following tables, for the three months ended June 30, 2024, the Company's net interest margin ("NIM") declined 23 basis points to 3.55% when compared to the same period last year as the increase in cost of funds outpaced the increase in asset yields.  For the six months ended June 30, 2024, the Company's NIM decreased 30 bps to 3.51% when compared to the same period in 2023.

	For the Three Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$685,946	$10,536	6.14%	$613,318	$8,465	5.52%
Loans held for sale	5,670	91	6.42	8,466	105	4.96
Debt securities	122,472	852	2.78	140,699	925	2.63
Other(2)	19,318	259	5.36	15,646	184	4.70
Total interest-earning assets	833,406	$11,738	5.63%	778,129	$9,679	4.98%
Noninterest-earning assets	40,418			39,540
Total assets	$873,824			$817,669

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$467,312	$3,031	2.59%	$453,129	$1,585	1.40%
Time deposits	99,583	1,059	4.25	55,192	332	2.41
Total interest-bearing deposits	566,895	4,090	2.89	508,321	1,917	1.51
Other borrowings and FHLB advances	20,608	254	4.93	32,113	409	5.09
Total interest-bearing liabilities	587,503	$4,344	2.96%	540,434	$2,326	1.72%
Noninterest-bearing deposits	194,955			195,657
Noninterest-bearing liabilities	9,780			8,231
Stockholders' equity	81,586			73,347
Total liabilities and stockholders' equity	$873,824			$817,669

Net earning assets	$245,903			$237,695
Net interest income		$7,394			$7,353
Interest rate spread (3)			2.67%			3.26%
Net interest margin(4)			3.55%			3.78%

Ratio of interest-earning assets to average interest-bearing liabilities	141.86%			143.98%

(1) Includes nonaccrual loans

(2) Other interest-earning assets includes federal funds sold, interest-bearing deposits and FHLB stock.

(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.

(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized on a 30/360 basis.

(5) Annualized on a 30/360 basis

	For the Six Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$678,371	$20,427	6.02%	$615,610	$16,422	5.34%
Loans held for sale	5,274	162	6.14	7,909	192	4.86
Debt securities	128,030	1,748	2.73	140,982	1,858	2.64
Other(2)	16,928	466	5.51	17,480	406	4.65
Total interest-earning assets	828,603	$22,803	5.50%	781,981	$18,878	4.83%
Noninterest-earning assets	34,579			32,127
Total assets	$863,182			$814,108

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$464,252	$5,860	2.52%	$467,877	$2,972	1.27%
Time deposits	92,208	1,907	4.14	48,682	478	1.96
Total interest-bearing deposits	556,460	7,767	2.79	516,559	3,450	1.34
Other borrowings and FHLB advances	20,869	509	4.88	19,776	520	5.26
Total interest-bearing liabilities	577,329	$8,276	2.87%	536,335	$3,970	1.48%
Noninterest-bearing deposits	193,187			197,215
Noninterest-bearing liabilities	11,694			8,648
Stockholders' equity	80,972			71,910
Total liabilities and stockholders' equity	$863,182			$814,108

Net earning assets	$251,274			$245,646
Net interest income		$14,527			$14,908
Interest rate spread (3)			2.64%			3.35%
Net interest margin(4)			3.51%			3.81%

Ratio of interest-earning assets to average interest-bearing liabilities	143.52%			145.80%

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

(5) Annualized on a 30/360 basis.

Comparison of Operating Results for the THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Earnings Summary
(dollars in thousands)
			Change 2Q'24 vs. 2Q'23
	2Q'24	2Q'23	Amount	Percentage
Net Interest Income	$7,394	$7,353	$41	0.6%
Credit loss expense	444	325	119	36.6
Noninterest income	527	463	64	13.8
Noninterest expense	5,150	4,521	629	13.9
Income Taxes	553	713	(160)	(22.4)
Net earnings	$1,774	$2,257	$(483)	(21.4)%

Higher credit loss expense and noninterest expense, partially offset by higher interest and noninterest income and lower income taxes, resulted in a 21.4%, or $483,000, decrease in net earnings when comparing the second quarter of 2024 to the second quarter of 2023.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and debt securities, and interest expense on interest-bearing liabilities such as deposits, other borrowings, and FHLB advances.

Interest income
(dollars in thousands)
			Change 2Q'24 vs. 2Q'23
	2Q'24	2Q'23	Amount	Percentage
Interest income:
Loans	$10,627	$8,570	$2,057	24.0%
Debt securities	852	925	(73)	(7.9)
Other	259	184	75	40.8
Total interest income	11,738	9,679	2,059	21.3%
Interest expense:
Deposits	4,090	1,917	2,173	113.4%
Other borrowings and FHLB advances	254	409	(155)	(37.9)
Total interest expense	4,344	2,326	2,018	86.8
Net interest income	$7,394	$7,353	$41	0.6%

Volume and rate increases on loans in particular helped boost interest income for the three months ended June 30, 2024; however, a higher cost of funds and lower net interest rate spread continued to temper growth in net interest income.  The Company reported net interest income of $7.4 million for 2Q'24, an increase of $41,000, or 0.6% from 2Q'23. Average earning assets were up $55.3 million, or 7.1%, over 2Q'23 while the yield on average earning assets was 5.63% (2Q'24), compared to 4.98% (2Q'23). The average cost of interest-bearing liabilities has risen from 1.72% in 2Q'23 to 2.96% in 2Q'24, reflecting the rising rate environment and a change in funding mix.  The Company's net interest margin ("NIM") for the second quarter of 2024 was 3.55%, compared to 3.78%  in 2Q'23.

Credit Loss Expense

Credit loss expense is charged to earnings to increase the allowance to credit losses to a level deemed appropriate by management. The expense is primarily based upon the volume and type of lending conducted by the Company (including unfunded commitments), industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company recorded credit loss expense of $444,000 for the second quarter of 2024, with $286,000 of that related to funded loan growth and $158,000 related to general unfunded commitments.  This compared to $325,000 in credit loss expense for the second quarter of 2023 attributed to loan growth during the quarter and included $48,000 for one unfunded loan commitment. Of the $803,000 total charge-off amount taken in the second quarter of 2024, $765,000 relates to two loans previously identified as impaired commercial loan relationships.

At June 30, 2024, the allowance for credit losses for loans was $5.3 million, representing 0.77% to total loans (this excludes the allowance for credit losses for unfunded commitments of $158,000).  While management believes the estimates and assumptions used in its determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established ACL, or that any increases to the ACL that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our ACL based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)			Change 2Q'24 vs. 2Q'23
	2Q'24	2Q'23	Amount	Percentage
Service charges and fees on deposit accounts	$78	$84	$(6)	(7.1)%
Debit card/ATM revenue, net	164	149	15	10.1
Mortgage banking revenue, net	125	75	50	66.7
Income from bank-owned life insurance	102	96	6	6.3
Other income	58	59	(1)	(1.7)
Total noninterest income	$527	$463	$64	13.8%

Compared to the same period a year ago, the increase in noninterest income is mostly attributed to mortgage banking revenue which posted strong results in the first half of the second quarter but has since slowed down.  Management expects continued fluctuations in mortgage banking revenue activity due to uncertainty in the rate environment and less inventory than demand. Fees from debit card/ATM activity also continued to show steady growth.

Noninterest expense
(dollars in thousands)			Change 2Q'24 vs. 2Q'23
	2Q'24	2Q'23	Amount	Percentage
Salaries and employee benefits	$3,024	$2,743	$281	10.2%
Occupancy and equipment	425	399	26	6.5
Professional fees	142	132	10	7.6
Marketing	299	250	49	19.6
FDIC Assessment	106	87	19	21.8
Software maintenance, amortization and other	541	294	247	84.0
Other	613	616	(3)	(0.5)
Total noninterest expense	$5,150	$4,521	$629	13.9%

Total noninterest expense was up 13.9% over the second quarter of 2023 due primarily to increased expense for salaries and employee benefits and software maintenance, amortization and other. The Company completed a core conversion in the fourth quarter of 2023.  Some additional, mostly one-time expenses related to the conversion were paid during the second quarter in addition to some routine expense for software maintenance. FTEs have increased from 108 at June 30, 2023 to 113 at June 30, 2024.  The Company's efficiency ratio was 65.02% in 2Q'24, compared to 57.84% in 2Q'23

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $553,000 for the three months ended June 30, 2024, compared to income taxes of $713,000 for the three months ended June 30, 2023 with the decrease attributed to lower pre-tax earnings.

Comparison of Operating Results for the six MONTHS ENDED JUNE 30, 2024 AND 2023

Earnings Summary
(dollars in thousands)
	Six Months Ended		Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	Amount	Percentage
Net Interest Income	$14,527	$14,908	$(381)	(2.6%)
Credit loss expense	655	568	87	15.3
Noninterest income	980	904	76	8.4
Noninterest expense	9,991	8,976	1,015	11.3
Income Taxes	1,156	1,510	(354)	(23.4)
Net earnings	$3,705	$4,758	$(1,053)	(22.1)%

Higher noninterest expense, lower net interest income and higher credit loss expense, partially offset by higher noninterest income and lower income taxes, led to the $1.0 million, or 22.1%, decline in net earnings.

Interest income
(dollars in thousands)
	Six Months Ended		Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	Amount	Percentage
Interest income:
Loans	$20,589	$16,614	$3,975	23.9%
Debt securities	1,748	1,858	(110)	(5.9)
Other	466	406	60	14.8
Total interest income	22,803	18,878	3,925	20.8%
Interest expense:
Deposits	7,767	3,450	4,317	125.1%
Other borrowings and FHLB advances	509	520	(11)	(2.1)
Total interest expense	8,276	3,970	4,306	108.5
Net interest income	$14,527	$14,908	$(381)	(2.6%)

For the six months ended June 30, 2024, net interest income was slightly down (2.6%) as deposit costs rose faster than loan yields and there was a shift in the deposit mix toward higher-yielding accounts.  Average earning assets increased $46.6 million, or 6.0%, while the Company's NIM was 3.51% for the six months ended June 30, 2024 compared to 3.81% for the six months ended June 30, 2023.

Credit Loss Expense

Credit loss expense is charged to earnings to increase the allowance to credit losses to a level deemed appropriate by management. The expense is primarily based upon the volume and type of lending conducted by the Company (including unfunded commitments), industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company recorded credit loss expense of $655,000 for the six months ended June 30, 2024 compared to $568,000 in credit loss expense for the six months ended June 30, 2023 Of the $830,000 total charge-off amount taken during the six months ended June 30, 2024, $765,000 relates to two loans previously identified as impaired commercial loan relationships.

At June 30, 2024, the allowance for credit losses for loans was $5.3 million, representing 0.77% to total loans (this excludes the allowance for credit losses for unfunded commitments of $158,000).  While management believes the estimates and assumptions used in its determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established ACL, or that any increases to the ACL that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our ACL based upon their judgment of information available to them at the time of examination.

Noninterest income
(dollars in thousands)	Six Months Ended		Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	Amount	Percentage
Service charges and fees on deposit accounts	$147	$169	$(22)	(13.0)%
Debit card/ATM revenue, net	322	300	22	7.3
Mortgage banking revenue, net	196	129	67	51.9
Income from bank-owned life insurance	202	190	12	6.3
Other income	113	116	(3)	(2.6)
Total noninterest income	$980	$904	$76	8.4%

Compared to the same period a year ago, the increase in noninterest income is mostly attributed to mortgage banking revenue which posted strong results in the first half of the second quarter but has since slowed down.  Management expects continued fluctuations in mortgage banking revenue activity due to uncertainty in the rate environment and less inventory than demand. Fees from debit card/ATM activity also continued to show steady growth. The 13.0% drop in service charges and fees on deposit accounts is primarily related to lower non-sufficient funds fees.

Noninterest expense
(dollars in thousands)	Six Months Ended		Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	Amount	Percentage
Salaries and employee benefits	$5,889	$5,495	$394	7.2%
Occupancy and equipment	830	808	22	2.7
Professional fees	296	267	29	10.9
Marketing	573	473	100	21.1
FDIC Assessment	214	171	43	25.1
Software maintenance and amortization	945	571	374	65.5
Other	1,244	1,191	53	4.5
Total noninterest expense	$9,991	$8,976	$1,015	11.3%

Total noninterest expense was up 11.3% over the six-month period ended June 30, 2023 due primarily to increased expense for salaries and employee benefits and software maintenance, amortization and other. The Company completed a core conversion in the fourth quarter of 2023.  Some additional, mostly one-time expenses related to the conversion were paid during the second quarter in addition to routine expense for software maintenance. FTEs have increased from 108 at June 30, 2023 to 113 at June 30, 2024.  The $100,000 increase in marketing expense reflects a higher budget for client development activities while the 25.1% increase in FDIC assessment expense was impacted by a larger deposit base and fluctuating assessment rates.  The $53,000 increase in other noninterest expense mostly stems from higher expense for business card and check fraud, travel, and miscellaneous administrative fees. The Company's efficiency ratio was 64.4% for the six months ended June 30, 2024 compared to 56.8% for the six months ended June 30, 2023.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $1,156,000 for the six months ended June 30, 2024, compared to income taxes of $1,510,000 for the six months ended June 30, 2023 with the decrease attributed to lower pre-tax earnings.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged debt securities such as United States government treasury and agency securities, U.S. agency mortgage-backed securities, asset-backed securities, and municipal securities. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of debt securities pledged to the QPD program was $17.6 million at June 30, 2024 and $16.4 million at December 31, 2023. At June 30, 2024, on-balance sheet liquidity (consisting of cash and cash equivalents and debt securities at fair value eligible for pledging) was $144.8 million, or 16.2% of total assets, compared to $146.8 million, or 17.2% of total assets at December 31, 2023.

The Bank also has external sources of funds through the FHLB and unsecured lines of credit with correspondent banks. At June 30, 2024, the Bank had access to approximately $103.9 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $59.0 million in unsecured lines of credit maintained with correspondent banks.  The Bank had $10 million in FHLB advances at June 30, 2024. The Company also has a $15 million revolving line of credit with TNB that matures in August 2025. As of June 30, 2024, the Company had a zero outstanding balance under this line. At June 30, 2024, available secured and unsecured borrowing capacity was $177.9 million.  When combined with maximum available brokered and wholesale funding capacity of $223.3 million, off balance sheet funding sources totaled $401.2 million.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At June 30, 2024, total deposits were $790.4 million, of which $54.1 million were in certificates of deposits greater than $250,000. Deposit balances increased $41.7 million, or 5.6%, since December 31, 2023.  The Bank's estimated uninsured deposits were $326.9 million, or 41.4% of total deposits, including collateralized public fund accounts and $264.5 million, or 36.3% of total deposits, excluding collateralized public fund accounts.

At June 30, 2024, total liquidity sources of $546.0 million, or 69.1% of total deposits, represent 167% of estimated uninsured deposits, including collateralized public fund accounts.

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

CAPITAL RESOURCES

Stockholders’ equity was $83.5 million at June 30, 2024 compared to $80.0 million at December 31, 2023. Retained earnings and the exercise of employee and director stock options during the first quarter were the main reasons for the $3.5 million increase in equity.  In 2020, the Company obtained a $15 million 5-year revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At June 30, 2024, the Company had a zero balance under this line of credit.

At June 30, 2024, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations.

The following is a summary at June 30, 2024 and December 31, 2023 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2024
Tier 1 Leverage Capital	$90,749	10.32%	35,159	4.00%	43,949	5.00%
Common Equity Tier 1 Risk-based Capital	90,749	13.29	30,731	4.50	44,389	6.50
Tier 1 Risk-based Capital	90,749	13.29	40,974	6.00	54,633	8.00
Total Risk-based Capital	96,189	14.09	54,633	8.00	68,291	10.00

As of December 31, 2023
Tier 1 Leverage Capital	$86,576	10.15%	$34,133	4.00%	$42,666	5.00%
Common Equity Tier 1 Risk-based Capital	86,576	13.18	29,566	4.50	42,706	6.50
Tier 1 Risk-based Capital	86,576	13.18	39,421	6.00	52,561	8.00
Total Risk-based Capital	92,185	14.03	52,561	8.00	65,702	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 12 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending June 30, 2024 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition.  The Company has not updated any risk factors since the publication of our Form 10-Q for the quarter ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2024, the Company issued 1,798 shares to members of its Board of Directors in lieu of cash fees calculated at 110% to be $44,000.  These shares were all issued in accordance with SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities is a director of the Company and resides within the State of Florida.

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

August 9, 2024
/s/ Sammie D. Dixon, Jr.

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
August 9, 2024
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer