Form 10-Q
period 2024-09-30
Prime Meridian Holding Co
filed 2024-11-08
CIK 1586454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-191801

PRIME MERIDIAN HOLDING COMPANY

(Exact Name of registrant as specified in its charter)

Florida	27-2980805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1471 Timberlane Road; Tallahassee, Florida	32312
(Address of principal executive offices)	(Zip Code)

(850) 907-230029

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2024: 3,287,747

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
(in thousands)	(Unaudited)
Assets
Cash and due from banks	$12,161	$9,003
Federal funds sold	37,075	14,856
Interest-bearing deposits	47,288	4,557
Total cash and cash equivalents	96,524	28,416
Debt securities available for sale at fair value (amortized cost of $98,586 and $134,940)	90,935	124,475
Debt securities held to maturity (fair value of $12,311 and $10,358)	13,276	11,850
Loans held for sale	7,457	5,288
Loans, net of allowance for credit losses of $5,389 and $5,609	687,057	646,127
Federal Home Loan Bank stock	1,073	1,283
Premises and equipment, net	7,112	7,476
Right of use operating lease asset	2,654	2,823
Accrued interest receivable	3,213	3,114
Bank-owned life insurance	17,228	16,921
Other assets	5,093	6,755
Total assets	$931,622	$854,528

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	$202,659	$189,426
Savings, NOW and money-market deposits	503,768	476,826
Time deposits	117,559	82,436
Total deposits	823,986	748,688
Federal Home Loan Bank advances	10,000	15,000
Official checks	1,338	2,377
Operating lease liability	2,857	3,013
Other liabilities, net	4,943	5,474
Total liabilities	843,124	774,552
Stockholders' equity:
Preferred stock, undesignated; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,293,755 and 3,259,881 issued and outstanding	33	33
Additional paid-in capital	41,452	40,522
Retained earnings	52,724	47,234
Accumulated other comprehensive loss	(5,711)	(7,813)
Total stockholders' equity	88,498	79,976
Total liabilities and stockholders' equity	$931,622	$854,528

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Interest income:
Loans	$10,995	$9,019	$31,584	$25,633
Debt securities	757	919	2,505	2,777
Other	942	244	1,408	650
Total interest income	12,694	10,182	35,497	29,060
Interest expense:
Deposits	4,643	2,691	12,410	6,141
Other borrowings and FHLB advances	110	304	619	824
Total interest expense	4,753	2,995	13,029	6,965
Net interest income	7,941	7,187	22,468	22,095
Credit loss expense	100	175	755	743
Net interest income after credit loss expense	7,841	7,012	21,713	21,352
Noninterest income:
Service charges and fees on deposit accounts	81	92	228	261
Debit card/ATM revenue, net	159	137	481	437
Mortgage banking revenue, net	133	121	329	250
Income from bank-owned life insurance	105	100	307	290
Other income	53	49	166	165
Total noninterest income	531	499	1,511	1,403
Noninterest expense:
Salaries and employee benefits	3,011	2,864	8,900	8,359
Occupancy and equipment	408	427	1,238	1,235
Professional fees	151	149	447	416
Marketing	243	215	816	688
FDIC assessment	111	104	325	275
Software maintenance, amortization and other	433	341	1,378	912
Other	577	623	1,821	1,814
Total noninterest expense	4,934	4,723	14,925	13,699
Earnings before income taxes	3,438	2,788	8,299	9,056
Income taxes	835	668	1,991	2,178
Net earnings	$2,603	$2,120	$6,308	$6,878

Earnings per common share:
Basic	$0.79	$0.66	$1.92	$2.15
Diluted	0.78	0.66	1.89	2.13
Cash dividends per common share	-	-	0.25	0.22

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net earnings	$2,603	$2,120	$6,308	$6,878
Other comprehensive income (loss):
Change in unrealized loss on debt securities available for sale-
Unrealized gain (loss) arising during the period	3,011	(2,172)	2,814	(1,408)
Deferred income tax (expense) benefit on above change	(762)	551	(712)	357
Total other comprehensive income (loss)	2,249	(1,621)	2,102	(1,051)
Comprehensive income	$4,852	$499	$8,410	$5,827

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months ended September 30, 2024 and 2023

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months ended September 30, 2024 and 2023

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2023	3,259,881	$33	$40,522	$47,234	$(7,813)	$79,976
Net earnings for the three months ended March 31, 2024 (unaudited)	-	-	-	1,931	-	1,931
Dividends paid (unaudited)	-	-	-	(818)	-	(818)
Net change in unrealized loss on debt securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	(291)	(291)
Stock options exercised (unaudited)	23,940	-	481	-	-	481
Common stock issued as compensation to directors (unaudited)	1,654	-	41	-	-	41
Issuance of restricted stock (unaudited)	9,790	-	113	-	-	113
Stock-based compensation (unaudited)	-	-	6	-	-	6
Balance at March 31, 2024 (unaudited)	3,295,265	$33	$41,163	$48,347	$(8,104)	$81,439
Net earnings for the three months ended June 30, 2024 (unaudited)	-	-	-	1,774	-	1,774
Net change in unrealized loss on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	144	144
Stock options exercised (unaudited)	-	-	-	-	-	-
Common stock issued as compensation to directors (unaudited)	1,798	-	44	-	-	44
Forfeiture of restricted stock (unaudited)	(3,200)	-	108	-	-	108
Stock-based compensation (unaudited)	-	-	2	-	-	2
Balance at June 30, 2024 (unaudited)	3,293,863	$33	$41,317	$50,121	$(7,960)	$83,511
Net earnings for the three months ended September 30, 2024 (unaudited)	-	-	-	2,603	-	2,603
Net change in unrealized loss on debt securities available for sale, net of income tax expense (unaudited)	-	-	-	-	2,249	2,249
Common stock issued as compensation to directors (unaudited)	992	-	25	-	-	25
Forfeiture of restricted stock (unaudited)	(1,100)	-	106	-	-	106
Stock-based compensation (unaudited)	-	-	4	-	-	4
Balance at September 30, 2024 (unaudited)	3,293,755	$33	$41,452	$52,724	$(5,711)	$88,498

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net earnings	$6,308	$6,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	525	540
Credit loss expense	755	743
Net amortization of deferred loan fees	75	207
Net accretion of discounts on debt securities	(202)	(208)
Gain on sale of loans held for sale	(329)	(250)
Proceeds from the sale of loans held for sale	52,198	48,454
Loans originated as held for sale	(54,038)	(46,328)
Stock issued as compensation to directors	110	120
Stock-based compensation expense	339	210
Income from bank-owned life insurance	(307)	(290)
Net increase in accrued interest receivable	(99)	(286)
Net change in operating leases	13	19
Net decrease (increase) in other assets	950	(268)
Net decrease in other liabilities and official checks	(1,710)	(2,776)
Net cash provided by operating activities	4,588	6,765
Cash flows from investing activities:
Loan originations, net of principal repayments	(41,620)	(38,716)
Purchase of debt securities available for sale	(6,255)	(1,206)
Purchase of debt securities held to maturity	(1,396)	-
Principal repayments of debt securities available for sale	7,221	5,559
Maturities and calls of debt securities available for sale	35,560	12
Redemption (purchase) of Federal Home Loan Bank stock	210	(1,295)
Purchase of premises and equipment	(161)	(131)
Net cash used in investing activities	(6,441)	(35,777)
Cash flows from financing activities:
Net increase (decrease) in deposits	75,298	(8,728)
Change in other borrowings	-	(4,275)
(Decrease) increase in Federal Home Loan Bank advances	(5,000)	25,000
Proceeds from stock options exercised	481	329
Common stock dividends paid	(818)	(698)
Net cash provided by financing activities	69,961	11,628
Net increase (decrease) in cash and cash equivalents	68,108	(17,384)
Cash and cash equivalents at beginning of period	28,416	39,788
Cash and cash equivalents at end of period	$96,524	$22,404
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$12,952	$6,719
Income taxes	$2,180	$2,387
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on debt securities available for sale, net of income tax (expense) benefit	$2,102	$(1,051)
Impact of adopting ASC 326 (net of tax)	$-	$1,946
Loans transferred to other real estate owned	$-	$117

See Accompanying Notes to Condensed Consolidated Financial Statements.

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General

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

The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The condensed consolidated financial statements in the Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the Company’s condensed consolidated financial position and condensed consolidated results of operations. All adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial presentation and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Debt securities are classified according to management's intent. Our investments in U.S. agency mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation. The amortized cost of debt securities and fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
At September 30, 2024
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$13,247	$-	$(542)	$12,705
Municipal securities	20,142	-	(1,545)	18,597
U.S. agency mortgage-backed securities	60,715	55	(5,588)	55,182
Asset-backed securities	4,482	6	(37)	4,451
Total	$98,586	$61	$(7,712)	$90,935

Debt Securities Held to Maturity
Municipal securities	$9,289	$36	$(1,057)	$8,268
U.S. agency mortgage-backed securities	3,987	97	(41)	4,043
Total	$13,276	$133	$(1,098)	$12,311

At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$46,492	$-	$(1,234)	$45,258
Municipal securities	22,259	-	(2,151)	20,108
U.S. agency mortgage-backed securities	63,165	7	(7,013)	56,159
Asset-backed securities	3,024	-	(74)	2,950
Total	$134,940	$7	$(10,472)	$124,475

Debt Securities Held to Maturity
Municipal securities	$9,257	$39	$(1,378)	$7,918
U.S. agency mortgage-backed securities	2,593	-	(153)	2,440
Total	$11,850	$39	$(1,531)	$10,358

There were no debt securities available for sale sold during the three and nine months ended September 30, 2024 and 2023.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(in thousands)
At September 30, 2024
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$-	$-	$(542)	$12,705
Municipal securities	-	-	(1,545)	18,597
U.S. agency mortgage-backed securities	(46)	3,674	(5,542)	50,328
Asset-backed securities	-	-	(37)	1,694
Total	$(46)	$3,674	$(7,666)	$83,324

Debt Securities Held to Maturity
Municipal securities	$-	$-	$(1,057)	$6,388
U.S. agency mortgage-backed securities	-	-	(41)	2,554
Total	$-	$-	$(1,098)	$8,942

At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$-	$-	$(1,234)	$45,258
Municipal securities	(2)	386	(2,149)	19,722
U.S. agency mortgage-backed securities	-	-	(7,013)	54,987
Asset-backed securities	-	-	(74)	2,950
Total	$(2)	$386	$(10,470)	$122,917

Debt Securities Held to Maturity
Municipal securities	$-	$-	$(1,378)	$6,884
U.S. agency mortgage-backed securities	-	-	(153)	2,440
Total	$-	$-	$(1,531)	$9,324

The unrealized losses at September 30, 2024 and December 31, 2023 on 95 and 103 debt securities, respectively, were caused by market conditions such as interest rate movements, and not changes in credit quality. It is expected that the debt securities would not be settled at a price less than the par value of the debt securities.

Management evaluates debt securities for credit loss where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually and collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the debt security.

Any credit loss component would be recognized through a credit loss expense. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the debt securities, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer's financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the debt securities. The Company determined that the U.S. government agency and treasury securities (including mortgage-backed securities) have a zero expected credit loss. All of the government agency securities have the full faith and credit backing of the United States government or one of its agencies. Municipal securities and asset-backed securities that do not have a zero expected credit loss are evaluated quarterly by a third-party resource to determine whether there is a credit loss associated with a decline in fair value. At September 30, 2024 and December 31, 2023, all municipal and asset-backed securities were rated as investment grade. All debt securities in an unrealized loss position as of  September 30, 2024 continue to perform as scheduled and we do not believe that there is a credit loss or that a credit loss expense is necessary. At September 30, 2024 and December 31, 2023, no debt securities are on nonaccrual. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Debt Securities, Continued

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
At September 30, 2024
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$12,705	$-	$12,705	$-
Municipal securities	18,597	-	18,597	-
U.S. agency mortgage-backed securities	55,182	-	55,182	-
Asset-backed securities	4,451	-	4,451	-
Total	$90,935	$-	$90,935	$-

At December 31, 2023
Debt Securities Available for Sale
U.S. Government treasury and agency securities	$45,258	$-	$45,258	$-
Municipal securities	20,108	-	20,108	-
U.S. agency mortgage-backed securities	56,159	-	56,159	-
Asset-backed securities	2,950	-	2,950	-
Total	$124,475	$-	$124,475	$-

The scheduled maturities of debt securities are as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(in thousands)
Due in less than one year	$8,368	$8,287	$-	$-
Due in one to five years	11,953	11,161	-	-
Due in five to ten years	10,827	9,897	2,070	2,030
Due after ten years	6,723	6,408	7,219	6,238
U.S. agency mortgage-backed securities	60,715	55,182	3,987	4,043
Total	$98,586	$90,935	$13,276	$12,311

At September 30, 2024 and  December 31, 2023 debt securities with a fair value of $18.2 million and $16.4 million, respectively, were pledged as collateral for public deposits.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans

Segments and classes of loans, excluding loans held for sale, are as follows:

(in thousands)	At September 30, 2024	At December 31, 2023
Real estate mortgage loans:
Commercial(1)	$216,379	$208,429
Residential and home equity(1)	297,887	273,383
Construction(1)	82,639	78,197
Total real estate mortgage loans	596,905	560,009

Commercial loans	89,788	85,983
Consumer and other loans	5,971	5,936
Total loans	692,664	651,928

Add (deduct):
Net deferred loan fees	(218)	(192)
Allowance for credit losses	(5,389)	(5,609)
Loans, net	$687,057	$646,127

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

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loan balances classified by credit quality indicator, loan type and based on year of origination are as follows:

(in thousands)	Term Loans by Origination Year
At September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial Real Estate Loans
Pass	$15,985	$28,610	$61,667	$28,179	$34,341	$43,011	$2,816	$214,609
Special mention	-	-	-	-	-	1,715	-	1,715
Substandard	-	-	-	-	-	55	-	55
Total commercial real estate loans	$15,985	$28,610	$61,667	$28,179	$34,341	$44,781	$2,816	$216,379
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and Home Equity Loans
Pass	$23,941	$47,994	$53,929	$63,236	$28,374	$37,924	$38,143	$293,541
Special mention	-	-	354	1,370	325	199	247	2,495
Substandard	-	-	98	571	619	-	563	1,851
Total residential loans	$23,941	$47,994	$54,381	$65,177	$29,318	$38,123	$38,953	$297,887
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction Loans
Pass	$28,369	$16,909	$8,588	$17,728	$803	$1,568	$8,077	$82,042
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	178	-	419	-	-	597
Total construction loans	$28,369	$16,909	$8,766	$17,728	$1,222	$1,568	$8,077	$82,639
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Loans
Pass	$6,489	$10,961	$10,882	$5,351	$2,621	$6,121	$44,659	$87,084
Special mention	-	-	-	-	-	35	2,665	2,700
Substandard	-	4	-	-	-	-	-	4
Total commercial loans	$6,489	$10,965	$10,882	$5,351	$2,621	$6,156	$47,324	$89,788
Year-to-date gross charge-offs	$-	$-	$75	$83	$-	$607	$-	$765

Consumer & Other Loans
Pass	$1,203	$952	$432	$152	$107	$350	$2,711	$5,907
Special mention	64	-	-	-	-	-	-	64
Substandard	-	-	-	-	-	-	-	-
Total consumer & other loans	$1,267	$952	$432	$152	$107	$350	$2,711	$5,971
Year-to-date gross charge-offs	$62	$-	$16	$-	$-	$-	$-	$78

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

A loan is defined as a past due loan when one full or partial payment is past due or a contractual maturity is over 30 days past due.  Age analysis of past due loans is as follows:

	Accruing Loans
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past		Nonaccrual	Total
(in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2024
Real estate mortgage loans:
Commercial	$173	$-	$-	$173	$216,151	$55	$216,379
Residential and home equity	83	648	-	731	295,348	1,808	297,887
Construction	-	-	-	-	82,042	597	82,639
Commercial loans	-	-	-	-	89,784	4	89,788
Consumer and other loans	2	-	-	2	5,969	-	5,971
Total	$258	$648	$-	$906	$689,294	$2,464	$692,664

At December 31, 2023
Real estate mortgage loans:
Commercial	$57	$-	$-	$57	$208,372	$-	$208,429
Residential and home equity	3,792	492	1,110	5,394	267,036	953	273,383
Construction	648	-	-	648	76,967	582	78,197
Commercial loans	18	318	-	336	84,847	800	85,983
Consumer and other loans	28	-	-	28	5,908	-	5,936
Total	$4,543	$810	$1,110	$6,463	$643,130	$2,335	$651,928

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued

Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. The following tables present the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on accrual by class of loans and the related ACL, if any.  The amount of ACL attributed to the $179,000 residential and home equity loan balance on nonaccrual at September 30, 2024 was $37,000. The amount of ACL attributed to the $764,000 commercial loan balance on nonaccrual at December 31, 2023 was $556,000.

(in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ Days Still Accruing
At September 30, 2024
Commercial real estate	$55	$55	$-	$-
Residential and home equity	1,808	1,629	179	-
Construction	597	597	-	-
Commercial	4	4	-	-
Total	$2,464	$2,285	$179	$-

At December 31, 2023
Residential and home equity	$953	$953	$-	$1,110
Construction	582	582	-	-
Commercial	800	36	764	-
Total	$2,335	$1,571	$764	$1,110

The restructuring of a loan exists if the creditor grants a modification as a result of financial hardship. A loan modification  may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. The Company entered into no new restructured loans during the three and nine months ended September 30, 2024 and 2023.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Allowance for Credit Losses

Activity in the ACL is summarized as follows:

	Loans
	Real Estate Mortgage Loans
(in thousands)	Commercial	Residential and Home Equity	Construction	Commercial Loans	Consumer and Other Loans	Total Funded Loans	Unfunded Commitments	Total
Three Month Period Ended September 30, 2024
Beginning balance	$1,576	$2,286	$621	$782	$17	$5,282	$158	$5,440
Credit loss expense (income)	55	107	(52)	(7)	15	118	(18)	100
Charge-offs	-	-	-	-	(13)	(13)	-	(13)
Recoveries	-	-	-	-	2	2	-	2
Ending balance	$1,631	$2,393	$569	$775	$21	$5,389	$140	$5,529

Three Month Period Ended September 30, 2023
Beginning balance	$1,586	$1,811	$544	$771	$17	$4,729	$48	$4,777
Credit loss expense (income)	75	121	(31)	41	13	219	(44)	175
Charge-offs	-	-	(40)	-	(15)	(55)	-	(55)
Recoveries	-	-	-	5	1	6	-	6
Ending balance	$1,661	$1,932	$473	$817	$16	$4,899	$4	$4,903

Nine Month Period Ended September 30, 2024
Beginning balance	$1,713	$2,034	$559	$1,272	$31	$5,609	$-	$5,609
Credit loss (income) expense	(82)	359	10	267	61	615	140	755
Charge-offs	-	-	-	(765)	(78)	(843)	-	(843)
Recoveries	-	-	-	1	7	8	-	8
Ending balance	$1,631	$2,393	$569	$775	$21	$5,389	$140	$5,529

Nine Month Period Ended September 30, 2023
Beginning balance	$2,303	$2,607	$922	$1,223	$90	$7,145	-	$7,145
Impact of adopting ASC 326	(740)	(892)	(403)	(504)	(67)	(2,606)	-	(2,606)
Credit loss expense	98	217	340	60	24	739	4	743
Charge-offs	-		(386)	-	(37)	(423)	-	(423)
Recoveries	-	-	-	38	6	44	-	44
Ending balance	$1,661	$1,932	$473	$817	$16	$4,899	$4	$4,903

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Regulatory Capital

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, a bank must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2024, the Bank’s capital conservation buffer exceeded the minimum requirement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of  September 30, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2024, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the following table.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2024
Tier 1 Leverage Capital	$93,581	10.21%	36,670	4.00%	45,837	5.00%
Common Equity Tier 1 Risk-based Capital	93,581	13.53	31,113	4.50	44,942	6.50
Tier 1 Risk-based Capital	93,581	13.53	41,485	6.00	55,313	8.00
Total Risk-based Capital	99,110	14.33	55,313	8.00	69,141	10.00

As of December 31, 2023
Tier 1 Leverage Capital	$86,576	10.15%	$34,133	4.00%	$42,666	5.00%
Common Equity Tier 1 Risk-based Capital	86,576	13.18	29,566	4.50	42,706	6.50
Tier 1 Risk-based Capital	86,576	13.18	39,421	6.00	52,561	8.00
Total Risk-based Capital	92,185	14.03	52,561	8.00	65,702	10.00

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Earnings Per Share

Earnings per share, (“EPS”) have been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2024 and 2023, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.

	2024			2023
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ending September 30:
Basic EPS:
Net earnings	$2,603	3,293,993	$0.79	$2,120	3,214,323	$0.66
Effect of dilutive securities-incremental shares from assumed conversion of stock options		28,543			21,597
Diluted EPS:
Net earnings	$2,603	3,322,536	$0.78	$2,120	3,235,920	$0.66

Nine Months Ending September 30:
Basic EPS:
Net earnings	$6,308	3,288,322	$1.92	$6,878	3,193,302	$2.15
Effect of dilutive securities-incremental shares from assumed conversion of stock options		42,541			28,650
Diluted EPS:
Net earnings	$6,308	3,330,863	$1.89	$6,878	3,221,952	$2.13

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans

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

As of September 30, 2024, 153,629 shares are available to be issued under the 2015 Stock Plan as restricted stock, underlying options, or otherwise. A summary of the stock option activity for the nine months ended September 30, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2022	251,367	$19.99
Options exercised	(18,617)	(20.09)
Options forfeited	(50)	(20.09)
Outstanding at September 30, 2023	232,700	$20.68
Options exercised	(600)	(20.09)
Options forfeited	(10,000)	(28.40)
Outstanding at December 31, 2023	222,100	$20.33
Options exercised	(23,940)	(20.09)
Options forfeited	(25,180)	(20.10)
Outstanding at September 30, 2024	172,980	$20.40	2.2	$882,000
Exercisable at September 30, 2024	168,480	$20.23	2.2	$889,000

The fair value of shares vested and recognized as compensation expense was $110,000 and $339,000 for the three and nine months ended September 30, 2024, respectively, and $78,000 and $210,000 for the three and nine months ended September 30, 2023 respectively. These amounts include expense recognized on restricted common stock shares of $106,000 and $327,000 for the three and nine months ended September 30, 2024, and $66,000 and $142,000 for the three and nine months ended September 30, 2023, respectively. The deferred tax benefit related to stock options was zero for the three and nine months ended September 30, 2024 and $1,000 and $6,000 for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, there was $33,000 in unrecognized compensation expense related to unvested stock options granted under the 2015 Plan, with an average remaining vesting period of 2.5 years.

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Stock Benefit Plans, Continued

Restricted Stock

During the nine months ended September 30, 2024 and 2023, the Company issued 10,040 and 75,751 restricted common stock shares, respectively, to some of its executives and employees. The restricted stock awards are on a three to five year vesting schedule.  Holders of restricted stock have the right to vote and the right to receive dividends declared on common stock, if any. A summary of restricted stock transactions follows:

		Wtd-Avg
		Grant-Date
	Number of	Fair Value	Grant-Date Fair
	Shares	per Share	Value
Non-vested restricted stock outstanding at December 31, 2022	14,203	$25.30	$359,000
Non-vested restricted stock granted	75,751	$22.68	1,718,000
Restricted stock shares vested	(6,040)	(24.06)	(145,000)
Non-vested restricted stock outstanding at September 30, 2023	83,914	$23.02	$1,932,000
Forfeited	(6,278)	(23.42)	(147,000)
Non-vested restricted stock outstanding at December 31, 2023	77,636	$22.99	$1,785,000
Non-vested restricted stock granted	10,040	$23.23	$233,000
Restricted stock shares vested	(17,984)	(23.26)	(418,000)
Forfeited	(4,550)	(22.74)	(103,000)
Non-vested restricted stock outstanding at September 30, 2024	65,142	$23.05	$1,497,000

Expense recognized during the three months ended September 30, 2024 and 2023 totaled $106,000 and $66,000, respectively.  Expense recognized during the nine months ended September 30, 2024 and 2023 totaled $327,000 and $142,000, respectively.  At September 30, 2024, the Company had $1,369,000 in unrecognized expense related to unvested restricted shares to be recognized over a weighted-average period of 3.9 years.

Director s’ Plan

In 2012, the Company’s Board of Directors and shareholders adopted the Directors’ Plan. The Directors’ Plan permits the Company’s and the Bank’s non-employee directors to elect to receive any compensation to be paid to them in shares of the Company’s common stock. Pursuant to the Directors’ Plan, each non-employee director is permitted to make an election to receive shares of stock instead of cash. To encourage directors to elect to receive stock, the Directors’ Plan provides that if a director elects to receive stock, he or she will receive in common stock 110% of the amount of cash fees set by the Board or the Compensation Committee. The value of stock to be awarded pursuant to the Directors’ Plan will be the closing price of a share of common stock as traded on the Over-the-Counter Bulletin Board, or a price set by the Board or its Compensation Committee, acting in good faith, but in no case less than fair market value. The maximum number of shares to be issued pursuant to the Directors’ Plan is limited to 74,805 shares. For the three months ended September 30, 2024 and 2023  our directors received 992 and 1,764 shares of common stock, respectively, in lieu of cash fees calculated at 110% to be $25,000 and $40,000, respectively.  For the nine months ended September 30, 2024 and 2023, our directors received 4,444 and 4,874 shares of common stock,  respectively, in lieu of cash fees calculated at 110% to be $110,000 and $120,000, respectively.  At September 30, 2024, 25,218 shares remained available for grant.

(8)	Other Borrowings

In 2020, the Company entered into a Promissory Note (the "Note") and a Security Agreement with Thomasville National Bank ("TNB"). Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate on the line of credit adjusts daily to the then-current Wall Street Journal Prime Rate. At September 30, 2024, the interest rate was 8.00%. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Company's wholly-owned subsidiary, the Bank. At September 30, 2024 and December 31, 2023, the Company had a zero outstanding loan balance under this line of credit.

(9)	Federal Home Loan Bank Advances

Federal Home Loan Bank of Atlanta (“FHLB”) advances are collateralized by a blanket lien on qualifying residential real estate, commercial real estate, home equity lines of credit and multi-family loans. Under this blanket lien, the Company could borrow up to $123.8 million at  September 30, 2024.   The following table details rate and maturity information for FHLB advances:

(dollars in thousands)
Maturity Year	Interest Rate	At September 30, 2024	At December 31, 2023
2024	4.48% - 4.83%	$5,000	$10,000
2025	4.18%	5,000	5,000
		$10,000	$15,000

(10)	Derivative Financial Instruments

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

	At September 30, 2024	At December 31, 2023
(dollars in thousands)
Notional amount - interest rate swaps:
Stand-alone derivatives	$10,900	$19,548

Weighted-average pay rate - interest rate swaps	3.63%	3.68%
Weighted-average receive rate - interest rate swaps	3.00%	3.00%
Weighted-average maturity (in years) - interest rate swaps	10.8	11.6

Net realized fair value adjustments:
Stand-alone derivatives - interest rate swaps (other assets)	$1,291	$2,253
Stand-alone derivatives - interest rate swaps (other liabilities)	$(1,291)	$(2,253)

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

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(11)	Fair Value of Financial Instruments

The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows:

		At September 30, 2024		At December 31, 2023
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	1	$96,524	$96,524	28,416	28,416
Debt securities available for sale	2	90,935	90,935	124,475	124,475
Debt securities held to maturity	2	13,276	12,311	11,850	10,358
Loans held for sale	3	7,457	7,577	5,288	5,371
Loans, net	3	687,057	617,091	646,127	557,847
Federal Home Loan Bank stock	3	1,073	1,073	1,283	1,283
Accrued interest receivable	3	3,213	3,213	3,114	3,114
Bank-owned life insurance	3	17,228	17,228	16,921	16,921
Derivative contract assets	2	1,291	1,291	2,253	2,253

Financial liabilities:
Deposits	3	823,986	825,169	748,688	749,411
FHLB Advances	3	10,000	9,952	15,000	14,848
Derivative contract liabilities	2	1,291	1,291	2,253	2,253

Off-Balance Sheet Items	3	-	-	-	-

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the financial obligation or performance of a client to a third party. These letters of credit are primarily issued to support third-party borrowing arrangements and generally have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Some of the Company’s standby letters of credit are secured by collateral and those secured letters of credit totaled $632,000 at  September 30, 2024.

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

At  September 30, 2024, there was $140,000 included in the ACL for general unfunded loan commitments. There was none at December 31, 2023.

The maximum potential amount of future payments we could be required to make for off-balance sheet financial instruments is represented by the dollar amount disclosed in the table below.

At September 30, 2024
(in thousands)
Commitments to extend credit	$3,275
Construction loans in process	$24,389
Unused lines of credit	$76,871
Standby financial letters of credit	$2,501
Standby performance letters of credit	$89
Guaranteed accounts	$1,276

(continued)

PRIME MERIDIAN HOLDING COMPANY AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Prime Meridian Holding Company, and its wholly-owned subsidiary, Prime Meridian Bank. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2023. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be attained for any other period. The following discussion and analysis present our financial condition and results of operations on a consolidated basis, however, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted at the subsidiary level.

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

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2024	December 31, 2023	September 30, 2023
Average equity as a percentage of average assets	9.37%	8.96%	8.93%
Equity to total assets at end of period	9.50	9.36	8.99
Return on average assets(1)	0.96	1.07	1.12
Return on average equity(1)	10.20	11.91	12.57
Noninterest expense to average assets(1)	2.26	2.25	2.24
Nonperforming loans to total loans at end of period	0.36	0.53	0.23
Nonperforming assets to total assets at end of period	0.26	0.40	0.19

(1) Annualized for the nine months ended September 30, 2024 and 2023.

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

FINANCIAL CONDITION

Average interest-earning assets totaled $840.2 million and $780.3 million for the  nine months ended September 30, 2024 and 2023, respectively, representing a period over period increase of $59.9 million, or 7.7%.  The increase in interest-earning assets was due primarily to a $68.1 million increase in the average balance of loans, partially offset by a $19.3 million decrease in the average balance of debt securities.

Investment Securities . Our primary objective in managing our investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest income, to provide liquidity to meet funding requirements, and to provide collateral for pledging to secure the deposit of public funds at the Bank. At  September 30, 2024, our debt securities available for sale and held to maturity investment portfolios included highly rated U.S. government treasury and agency securities, U.S. agency mortgage-backed securities, asset-backed securities, and municipal securities.  As of the same date, the combined portfolio had a fair market value of $103.2 million and an amortized cost value of $111.9 million. At  September 30, 2024 and December 31, 2023, our investment securities portfolio represented approximately 11.2% and 16.0% of our total assets, respectively. The average yield on the average balance of investment securities for the nine months ended September 30, 2024 was 2.77%, compared to 2.65% for the comparable period in 2023.

Loans. Our primary interest-earning asset is our loan portfolio and our primary source of income is the interest earned on the loan portfolio. Our loan portfolio consists of commercial real estate loans, construction loans, and commercial loans made to small-to-medium sized companies and their owners, as well as residential real estate and home equity loans, including multifamily loans, first and second mortgages, and consumer and other loans. Our goal is to maintain a high-quality portfolio of loans through sound underwriting and lending practices. We work diligently to attract new lending clients through direct solicitation by our loan officers, utilizing relationship networks from existing clients, competitive pricing, and innovative structure. Our loans are priced based upon the degree of risk, collateral, loan amount, and maturity.  At September 30, 2024, our net loan portfolio totaled $687.1 million compared to $646.1 million at December 31, 2023.

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

A summary of the Company's CRE portfolio at September 30, 2024 by collateral type is as follows:

(dollars in thousands)
At September 30, 2024
Owner Occupied CRE	Amount	% of Total	Average Loan Size
Office	$32,928	31.3%	$383
Retail	36,271	34.5	844
Warehouse	17,699	16.8	656
Restaurant	7,009	6.7	779
Other	11,257	10.7	938
Total	$105,164	100.0%	$594

Non-Owner Occupied CRE
Office	$16,967	15.3%	$547
Retail	51,646	46.4	1,099
Warehouse	12,403	11.1	564
Restaurant	1,752	1.6	438
Hotel	20,546	18.5	3,424
Other	7,901	7.1	2,634
Total	$111,215	100.0%	$984

Nonperforming assets.  Nonperforming loans totaled $2.5 million at September 30, 2024, compared to $3.4 million at December 31, 2023. We generally place loans on nonaccrual status when they become 90 days or more past due, unless they are well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income.

Allowance for Credit Losses. The allowance for credit losses ("ACL") consists of the allowance for credit losses on loans, debt securities, and unfunded commitments. Management’s policy is to maintain the ACL at a level sufficient to absorb expected credit losses in the loan, debt securities portfolio, and unfunded loan commitments as of the balance sheet date. The allowance is increased by credit loss expense and decreased by charge-offs, net of recoveries. The Bank reported credit loss expense of $100,000 and $755,000 for the three and nine months ended September 30, 2024, compared to $175,000 and $743,000 for the same periods in 2023.  Credit loss expense in the third quarter of 2024 was comprised of $118,000 in loan related credit loss expense and an $18,000 release related to general unfunded commitments.  The ratio of nonperforming assets to total assets was 0.26% at September 30, 2024 compared to 0.40% at December 31, 2023.  The decrease in nonperforming assets from year-end is mostly attributed to net charge-offs of $800,000 during the second quarter of 2024, primarily related to two (2) previously identified impaired commercial loan relationships.  At September 30, 2024, management believes the ACL, which was $5.4 million, or 0.78% of gross loans, is adequate to cover expected credit losses in the loan portfolio.

Deposits. Deposits are the major source of the Company’s funds for lending and other investment purposes. Total deposits at September 30, 2024 were $824.0 million, an increase of $75.3 million, or 10.1%, from December 31, 2023. Average deposit balances for the three and nine months periods ending September 30, 2024 were up $93.0 million, or 13.0%, and $56.3 million, or 7.9%, respectively, from the same periods a year ago. The average balance of noninterest-bearing deposits accounted for 25.5% of the average balance of total deposits for the nine months ended September 30, 2024, compared to 27.4% for the nine months ended September 30, 2023.  The Bank's core deposit base is well diversified with a fairly balanced volume distribution between commercial (47%) and consumer (46%) deposit accounts at September 30, 2024. Public accounts make up the remaining 7%. The Bank's estimated uninsured deposits were $316.3 million, or 38.4% of total deposits, including collateralized public fund accounts.

Borrowings. The Bank has an agreement with FHLB and pledges its qualified loans as collateral which would allow the Bank, as of September 30, 2024, to borrow up to $123.8 million. At September 30, 2024, the Bank had $10 million in FHLB advances. In addition, the Bank maintains unsecured lines of credit with correspondent banks that totaled $59.0 million at September 30, 2024. There were no outstanding balances under these unsecured lines of credit at September 30, 2024.

In 2020, the Company entered into a Promissory Note and a Security Agreement with TNB. Pursuant to the Note, the Company obtained a $15 million revolving line of credit with a 5-year term. The interest rate adjusts daily to the then-current Wall Street Journal Prime Rate. Pursuant to the Security Agreement, the Company has pledged to TNB all of the outstanding shares of common stock of the Bank. At September 30, 2024, the Company had a zero balance under this line.

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

As shown in the following tables, for the three and nine months ended September 30, 2024, the Company's net interest margin ("NIM") declined compared to the same periods last year due to a narrowing of the interest rate spread, higher cost of funds, and lower percentage of noninterest bearing deposits as a part of the deposit mix.

	For the Three Months Ended September 30,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$694,083	$10,893	6.28%	$620,297	$8,939	5.76%
Loans held for sale	6,371	102	6.40	5,850	80	5.47
Debt securities	105,999	757	2.86	137,731	919	2.67
Other(2)	67,629	942	5.57	17,398	244	5.61
Total interest-earning assets	874,082	$12,694	5.81%	781,276	$10,182	5.21%
Noninterest-earning assets	38,751			42,065
Total assets	$912,833			$823,341

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$492,632	$3,374	2.74%	$449,396	$2,089	1.86%
Time deposits	111,851	1,269	4.54	73,071	602	3.30
Total interest-bearing deposits	604,483	4,643	3.07	522,467	2,691	2.06
Other borrowings and FHLB advances	10,000	110	4.40	24,582	304	4.95
Total interest-bearing liabilities	614,483	$4,753	3.09%	547,049	$2,995	2.19%
Noninterest-bearing deposits	203,659			192,686
Noninterest-bearing liabilities	9,317			8,644
Stockholders' equity	85,374			74,962
Total liabilities and stockholders' equity	$912,833			$823,341

Net earning assets	$259,599			$234,227
Net interest income		$7,941			$7,187
Interest rate spread (3)			2.72%			3.02%
Net interest margin(4)			3.63%			3.68%

Ratio of interest-earning assets to average interest-bearing liabilities	142.25%			142.82%

(1) Includes nonaccrual loans

(2) Other interest-earning assets includes federal funds sold, interest-bearing deposits and FHLB stock.

(3) Interest rate spread is the difference between the total interest-earning asset yield and the rate paid on total interest-bearing liabilities.

(4) Net interest margin is net interest income divided by total average interest-earning assets, annualized on a 30/360 basis.

(5) Annualized on a 30/360 basis

	For the Nine Months Ended September 30,
	2024			2023
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans(1)	$679,999	$31,320	6.14%	$611,946	$25,361	5.53%
Loans held for sale	5,642	264	6.24	7,215	272	5.03
Debt securities	120,633	2,505	2.77	139,886	2,777	2.65
Other(2)	33,952	1,408	5.53	21,271	650	4.07
Total interest-earning assets	840,226	$35,497	5.63%	780,318	$29,060	4.97%
Noninterest-earning assets	39,600			36,898
Total assets	$879,826			$817,216

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$475,043	$9,234	2.59%	$461,649	$5,061	1.46%
Time deposits	98,803	3,176	4.29	56,901	1,080	2.53
Total interest-bearing deposits	573,846	12,410	2.88	518,550	6,141	1.58
Other borrowings	17,220	619	4.79	20,034	824	5.48
Total interest-bearing liabilities	591,066	$13,029	2.94%	538,584	$6,965	1.72%
Noninterest-bearing deposits	196,703			195,689
Noninterest-bearing liabilities	9,607			10,005
Stockholders' equity	82,450			72,938
Total liabilities and stockholders' equity	$879,826			$817,216

Net earning assets	$249,160			$241,734
Net interest income		$22,468			$22,095
Interest rate spread (3)			2.69%			3.25%
Net interest margin(4)			3.57%			3.78%

Ratio of interest-earning assets to average interest-bearing liabilities	142.15%			144.88%

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

(5) Annualized on a 30/360 basis.

Comparison of Operating Results for the THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Earnings Summary
(dollars in thousands)
			Change 3Q'24 vs. 3Q'23
	3Q'24	3Q'23	Amount	Percentage
Net Interest Income	$7,941	$7,187	$754	10.5%
Credit loss expense	100	175	(75)	(42.9)
Noninterest income	531	499	32	6.4
Noninterest expense	4,934	4,723	211	4.5
Income Taxes	835	668	167	25.0
Net earnings	$2,603	$2,120	$483	22.8%

Net earnings for the third quarter of 2024 primarily benefitted from higher net interest income, improved operating efficiency and lower credit loss expense.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and debt securities, and interest expense on interest-bearing liabilities such as deposits, other borrowings, and FHLB advances.

Interest income
(dollars in thousands)
			Change 3Q'24 vs. 3Q'23
	3Q'24	3Q'23	Amount	Percentage
Interest income:
Loans	$10,995	$9,019	$1,976	21.9%
Debt securities	757	919	(162)	(17.6)
Other	942	244	698	286.1
Total interest income	12,694	10,182	2,512	24.7%
Interest expense:
Deposits	4,643	2,691	1,952	72.5%
Other borrowings and FHLB advances	110	304	(194)	(63.8)
Total interest expense	4,753	2,995	1,758	58.7
Net interest income	$7,941	$7,187	$754	10.5%

The Company reported net interest income of $7.9 million for 3Q'24, an increase of $754,000, or 10.5% from 3Q'23. Compared to 3Q'23, loan growth and higher loan yields were the most significant contributing factors to higher net interest income. Average earning assets were up $92.8 million, or 11.9%, over 3Q'23 while the yield on average earning assets increased to 5.81% (3Q'24), compared to 5.21% (3Q'23). The average cost of interest-bearing liabilities increased from 2.19% in 3Q'23 to 3.09% in 3Q'24, reflecting the rising rate environment and a change in funding mix.  The Company's net interest margin ("NIM") for 3Q'24 was 3.63%, compared to 3.68% (3Q'23).

Credit Loss Expense

Credit loss expense is charged to earnings to increase the ACL to a level deemed appropriate by management. The expense is primarily based upon the volume and type of lending conducted by the Company (including unfunded commitments), industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. Credit loss expense for 3Q'24 of $100,000 included $118,000 in expense for loans and $18,000 in release for unfunded commitments.  Net charge-offs totaled $11,000 in 3Q'24, compared to  $49,000 in 3Q'23. At September 30, 2024, the ACL for loans was $5.4 million, representing 0.78% to total loans (this excludes the allowance for credit losses for unfunded commitments of $140,000).

Noninterest income
(dollars in thousands)			Change 3Q'24 vs. 3Q'23
	3Q'24	3Q'23	Amount	Percentage
Service charges and fees on deposit accounts	$81	$92	$(11)	(12.0)%
Debit card/ATM revenue, net	159	137	22	16.1
Mortgage banking revenue, net	133	121	12	9.9
Income from bank-owned life insurance	105	100	5	5.0
Other income	53	49	4	8.2
Total noninterest income	$531	$499	$32	6.4%

The 6.4%, or $32,000, increase in noninterest income mostly reflects increased revenue from debit card/ATM and mortgage banking, partially offset by declines in service charges and fees on deposit accounts, primarily nonsufficient funds ("NSF") fees.

Noninterest expense
(dollars in thousands)			Change 3Q'24 vs. 3Q'23
	3Q'24	3Q'23	Amount	Percentage
Salaries and employee benefits	$3,011	$2,864	$147	5.1%
Occupancy and equipment	408	427	(19)	(4.4)
Professional fees	151	149	2	1.3
Marketing	243	215	28	13.0
FDIC Assessment	111	104	7	6.7
Software maintenance, amortization and other	433	341	92	27.0
Other	577	623	(46)	(7.4)
Total noninterest expense	$4,934	$4,723	$211	4.5%

Noninterest expense was up 4.5% over the third quarter of 2023 due primarily to increased expense for salaries and employee benefits and software maintenance, amortization and other, the latter being due to the Company's core conversion completed in the 4Q'23.  The Company's efficiency ratio improved to 58.24% in 3Q'24, compared to 61.45% in 3Q'23.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $835,000 for the three months ended September 30, 2024, compared to income taxes of $668,000 for the three months ended September 30, 2023 with the increase attributed to higher pre-tax earnings.

Comparison of Operating Results for the NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Earnings Summary
(dollars in thousands)
	Nine Months Ended		Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	Amount	Percentage
Net Interest Income	$22,468	$22,095	$373	1.7%
Credit loss expense	755	743	12	1.6
Noninterest income	1,511	1,403	108	7.7
Noninterest expense	14,925	13,699	1,226	8.9
Income Taxes	1,991	2,178	(187)	(8.6)
Net earnings	$6,308	$6,878	$(570)	(8.3)%

Comparing the nine-month periods, higher revenue from interest and noninterest income was offset by higher noninterest expense.

Interest income
(dollars in thousands)
	Nine Months Ended		Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	Amount	Percentage
Interest income:
Loans	$31,584	$25,633	$5,951	23.2%
Debt securities	2,505	2,777	(272)	(9.8)
Other	1,408	650	758	116.6
Total interest income	35,497	29,060	6,437	22.2%
Interest expense:
Deposits	12,410	6,141	6,269	102.1%
Other borrowings and FHLB advances	619	824	(205)	(24.9)
Total interest expense	13,029	6,965	6,064	87.1
Net interest income	$22,468	$22,095	$373	1.7%

For the nine months ended September 30, 2024, funding costs outpaced the rise in earning asset yields. Net interest income increased $373,000, or 1.7% compared to the same period a year ago. Average earning assets increased $59.9 million, or 7.7%, while the Company's average interest-bearing liabilities increased $52.5 million, or 9.7%.  Rates on interest-bearing liabilities increased 122 basis points while yields on interest-earning assets increased 66 basis points.  NIM was 3.57% for the nine months ended September 30, 2024 compared to 3.78% for the nine months ended September 30, 2023.

Credit Loss Expense

Credit loss expense is charged to earnings to increase the ACL to a level deemed appropriate by management. The expense is primarily based upon the volume and type of lending conducted by the Company (including unfunded commitments), industry standards, general economic conditions, particularly as they relate to our market areas, and other factors related to our historic loss experience and the collectability of the loan portfolio. The Company recorded credit loss expense of $755,000 for the nine months ended September 30, 2024 compared to $743,000 in credit loss expense for the nine months ended September 30, 2023 .

At September 30, 2024, the ACL for loans was $5.4 million, representing 0.78% to total loans (this excludes the allowance for credit losses for unfunded commitments of $140,000).  While management believes the estimates and assumptions used in its determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established ACL, or that any increases to the ACL that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators, as part of the routine examination process, which may result in our adding to our ACL based upon their evaluation of information available to them at the time of examination.

Noninterest income
(dollars in thousands)	Nine Months Ended		Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	Amount	Percentage
Service charges and fees on deposit accounts	$228	$261	$(33)	(12.6)%
Debit card/ATM revenue, net	481	437	44	10.1
Mortgage banking revenue, net	329	250	79	31.6
Income from bank-owned life insurance	307	290	17	5.9
Other income	166	165	1	0.6
Total noninterest income	$1,511	$1,403	$108	7.7%

Compared to the same period a year ago, the increase in noninterest income is mostly attributed to increased revenue from debit card/ATM and mortgage banking, partially offset by declines in service charges and fees on deposit accounts, primarily nonsufficient funds ("NSF") fees.

Noninterest expense
(dollars in thousands)	Nine Months Ended		Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	Amount	Percentage
Salaries and employee benefits	$8,900	$8,359	$541	6.5%
Occupancy and equipment	1,238	1,235	3	0.2
Professional fees	447	416	31	7.5
Marketing	816	688	128	18.6
FDIC Assessment	325	275	50	18.2
Software maintenance, amortization and other	1,378	912	466	51.1
Other	1,821	1,814	7	0.4
Total noninterest expense	$14,925	$13,699	$1,226	8.9%

Noninterest expense was up 8.9%, or $1.2 million, over the nine-month period due mostly to higher expense for salaries and employee benefits and software maintenance, amortization and other, followed by higher marketing expense.  The increase in software maintenance, amortization, and other is related to the Company's core conversion which took place in the fourth quarter of 2023. The $128,000 increase in marketing expense reflects a higher budget for client development activities.  The Company's efficiency ratio was 62.2% for the nine months ended September 30, 2024 compared to 58.3% for the nine months ended September 30, 2023.

Income Taxes

Income taxes are based on amounts reported in the condensed consolidated statements of earnings after adjustments for nontaxable income and nondeductible expenses and consist of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Income taxes were $2.0 million for the nine months ended September 30, 2024, compared to income taxes of $2.2 million for the nine months ended September 30, 2023 with the decrease attributed to lower pre-tax earnings.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s clients, as well as meet current and planned expenditures. Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged debt securities such as United States government treasury and agency securities, U.S. agency mortgage-backed securities, asset-backed securities, and municipal securities. Some of our securities are pledged to collateralize certain deposits through our participation in the State of Florida’s QPD program. The market value of debt securities pledged to the QPD program was $18.2 million at September 30, 2024 and $16.4 million at December 31, 2023. At September 30, 2024, on-balance sheet liquidity (consisting of cash and cash equivalents and debt securities at fair value eligible for pledging) was $181.6 million, or 19.5%, of total assets compared to $146.8 million, or 17.2%, of total assets at December 31, 2023.

The Bank also has external sources of funds through the FHLB and unsecured lines of credit with correspondent banks. At September 30, 2024, the Bank had access to approximately $123.8 million of available lines of credit secured by qualifying collateral with the FHLB, in addition to $59.0 million in unsecured lines of credit maintained with correspondent banks.  The Bank had $10 million in FHLB advances at September 30, 2024. The Company also has a $15 million revolving line of credit with TNB that matures in August 2025. As of September 30, 2024, the Company had a zero outstanding balance under this line. At September 30, 2024, available secured and unsecured borrowing capacity was $197.7 million.  When combined with maximum available brokered and wholesale funding capacity of $232.9 million, off balance sheet funding sources totaled $430.6 million.

Our core deposits consist of noninterest-bearing accounts, NOW accounts, money-market accounts, time deposits $250,000 or less, and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. At September 30, 2024, total deposits were $824.0 million, of which $57.4 million were in certificates of deposits greater than $250,000. Deposit balances increased $75.3 million, or 10.1%, since December 31, 2023.  The Bank's estimated uninsured deposits were $316.3 million, or 38.4% of total deposits, including collateralized public fund accounts.

At September 30, 2024, total liquidity sources of $612.2 million, or 74.3% of total deposits, represent 194% of estimated uninsured deposits, including collateralized public fund accounts.

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

CAPITAL RESOURCES

Stockholders’ equity was $88.5 million at September 30, 2024 compared to $80.0 million at December 31, 2023. Retained earnings and a favorable change in accumulated other comprehensive loss were the two key drivers of the increase in equity.  In 2020, the Company obtained a $15 million 5-year revolving line of credit with TNB. At its discretion, the Company may take draws on that line and may contribute the proceeds as capital to the Bank.  At September 30, 2024, the Company had a zero balance under this line of credit.

At September 30, 2024, the Bank was considered to be “well capitalized” under the FDIC’s Prompt Corrective Action regulations.

The following is a summary at September 30, 2024 and December 31, 2023 of the regulatory capital requirements to be “well capitalized” and the Bank’s capital position.

			For Capital Adequacy		For Well Capitalized
	Actual		Purposes		Purposes
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2024
Tier 1 Leverage Capital	$93,581	10.21%	36,670	4.00%	45,837	5.00%
Common Equity Tier 1 Risk-based Capital	93,581	13.53	31,113	4.50	44,942	6.50
Tier 1 Risk-based Capital	93,581	13.53	41,485	6.00	55,313	8.00
Total Risk-based Capital	99,110	14.33	55,313	8.00	69,141	10.00

As of December 31, 2023
Tier 1 Leverage Capital	$86,576	10.15%	$34,133	4.00%	$42,666	5.00%
Common Equity Tier 1 Risk-based Capital	86,576	13.18	29,566	4.50	42,706	6.50
Tier 1 Risk-based Capital	86,576	13.18	39,421	6.00	52,561	8.00
Total Risk-based Capital	92,185	14.03	52,561	8.00	65,702	10.00

The Bank is also subject to the following capital level threshold requirements under the FDIC’s Prompt Corrective Action regulations.

	Threshold Ratios
Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio

Well capitalized	10.00%	8.00%	6.50%	5.00%

Adequately Capitalized	8.00%	6.00%	4.50%	4.00%

Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%

Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%

Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Until such time as PMHG has $3 billion in total consolidated assets, it will not be subject to any consolidated capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 12 in the notes to condensed consolidated financial statements included in this Form 10-Q for the period ending September 30, 2024 for a discussion of off-balance sheet arrangements.

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2024, the Company issued 992 shares to members of its Board of Directors in lieu of cash fees calculated at 110% of the cash value to be $25,000.  These shares were all issued in accordance with SEC Rule 701 and the intrastate exemption from registration pursuant to Section 3(a)(11) of the Securities Act of 1933, because the Company is doing business within the State of Florida and each acquirer and offeree of securities is a director of the Company and resides within the State of Florida.

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

November 8, 2024
/s/ Sammie D. Dixon, Jr.

Date		Sammie D. Dixon, Jr.
Vice Chairman, Chief Executive Officer, President,
and Principal Executive Officer
November 8, 2024
	By:	/s/ Clint F. Weber

Date		Clint F. Weber
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Principal Financial Officer